Form 10-Q
period 2008-03-31
Strategic Storage Trust, Inc.
filed 2008-05-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-146959

Strategic Storage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	32-0211624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Corporate Drive, Suite 120, Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-146959), was declared effective March 17, 2008. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2008: 100 shares, $0.001 par value per share.

FORM 10-Q

STRATEGIC STORAGE TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Storage Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide dividends to stockholders, our ability to sell the minimum number of shares to commence operations, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Form S-11 Registration Statement (SEC Registration No. 333-146959), as amended and filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholder’s equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$204,248	$201,000

Total assets	$204,248	$201,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities	$—	$—
Minority interest	203,216	200,000

Commitments and contingencies (Note 4)

Stockholder’s Equity:

Common stock, $0.001 par value; 700,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	999	999
Retained earnings	32	—

Total stockholder’s equity	1,032	1,000

Total liabilities and stockholder’s equity	$204,248	$201,000

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended March 31, 2008
Revenues	$—
Expenses	—
Interest income, net	3,248

Income before minority interest	3,248
Minority interest in income	(3,216)

Net income	$32

Net income per share – basic and diluted	$0.32

Weighted average shares outstanding	100

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the three months ended March 31, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – December 31, 2007	100	$1	$999	$—	$1,000
Net income	—	—	—	32	32

Balance – March 31, 2008	100	$1	$999	$32	$1,032

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2008
Cash flows from operating activities
Net income	$32
Minority interest in income	3,216

Net cash provided by operating activities	3,248

Net increase in cash and cash equivalents	3,248
Cash and cash equivalents – beginning of period	201,000

Cash and cash equivalents – end of period	$204,248

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.	Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

U.S. Commercial LLC, a Virginia limited liability company, is the sponsor of our initial public offering. Our sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

Our advisor is Strategic Storage Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on August 13, 2007. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of our sponsor.

On August 24, 2007, the Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $.001 and 200,000,000 shares of preferred stock with a par value of $.001. We will offer a minimum amount of $1,000,000 (the “Minimum Amount of Shares”) and a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of March 31, 2008, we had not received any subscriptions for shares under our offering.

As of March 31, 2008, we had engaged only in organizational and offering activities, and no shares had been sold in the Offering. Our dealer manager, U.S. Select Securities LLC, is one of our affiliates. Our dealer manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of March 31, 2008, we had neither purchased nor contracted to purchase any properties, nor has our Advisor identified any properties in which there is a reasonable probability that we will invest.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company, which was formed in August 2007 to manage our properties. Our property manager will derive substantially all of its income from the property management services it will perform for us.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a 99% limited partnership interest in our operating partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our operating partnership in exchange for a 1% general partner interest. Our operating partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, Strategic Storage TRS, Inc., a Delaware corporation (the “TRS”) formed on August 15, 2007, which is a wholly owned subsidiary of the Operating Partnership.

Our financial statements and the financial statements of our operating partnership are consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, we will allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities will be based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we will determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, we do not expect to allocate any portion of the purchase price to above or below market leases. We will also consider whether in-place, at market leases represent an intangible asset. Based on the experience of our management, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, we do not expect to have significant intangible assets recorded for in-place, at market leases. Additionally, we do not expect to have intangible assets recorded for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

Management believes that all of our leases will be operating leases. We will receive rental income in accordance with the terms of our leases with tenants, which are generally month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases will be included in rents received in advance in our consolidated balance sheets and contractually due but unpaid rents will be included in other assets.

Depreciation of Real Property Assets

Our management will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our assets is expected to be charged to expense on a straight-line basis over the assigned useful lives.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs up to 3.5% of the gross proceeds from the Primary Offering. In no event will we have any obligation to reimburse our Advisor for organization and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date the Minimum Amount of Shares are sold. If at any point in time we determine that the organization and offering costs are expected to exceed 3.5% of the gross proceeds from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs will be recorded as an expense at the time we become liable for the payment of these amounts.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in the Operating Partnership and the limited rights of the limited partner, the Operating Partnership, including its wholly owned subsidiary, is consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying consolidated balance sheets.

Income Taxes

We expect to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expect to be taxed as such commencing with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have elected to treat the TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of March 31, 2008, the TRS has not commenced operations.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements since we have no assets or liabilities that are recognized at fair value on a recurring basis as of March 31, 2008.

3.	Related Party Transactions

Advisory and Dealer Manager Agreements

We do not expect to have any employees. Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors. We have executed an advisory agreement with our Advisor and a dealer manager agreement with our dealer manager, which entitles our Advisor and our dealer manager to specified fees and incentives upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organizational and Offering Costs

Organizational and offering costs of the Offering are being paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will we have any obligation to reimburse our Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of March 31, 2008, approximately $1,800,000 of organization and offering costs had been incurred by our Advisor and its affiliates on our behalf. These costs are not recorded in the accompanying balance sheet as of March 31, 2008 because such costs are not our liability until the Minimum Amount of Shares is sold.

Dealer Manager Agreement

U.S. Select Securities LLC, as dealer manager, will be entitled to receive a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering. Our dealer manager will enter into participating dealer agreements with certain other broker-dealers to authorize them to sell our shares. Upon sale of our shares by such broker-dealers, our dealer manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our dealer manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our dealer manager, payment of attendance fees required for employees of our dealer manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.

Advisory Agreement

Our Advisor will be entitled to receive various fees and expenses under the terms of the Advisory Agreement. As discussed above, we are required under the Advisory Agreement to reimburse our Advisor for organization and offering costs up to 3.5% of gross proceeds raised in the Primary Offering. The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor will receive acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor will also receive a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value of our assets. Under the Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as the Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, or (2) in the alternative we terminate the Advisory Agreement or liquidate our portfolio.

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Property Management Agreement

Strategic Storage Property Management, LLC, our property manager, will be entitled to receive a fee for its services in managing our properties equal to 6.0% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties. In the event that the property manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

Employee and Director Long-Term Incentive Plan

We have adopted an Employee and Director Long-Term Incentive Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of our Advisor, affiliate entities and full-time employees of such entities that provide services to us, and certain consultants to us and to our Advisor or to affiliate entities that provide services to us. Awards granted under the Plan may consist of stock options, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. No awards have been granted under the Plan.

4.	Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders.

Share Redemption Program

We have adopted a share redemption program that will enable our stockholders to sell their stock to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. The amount that we may pay to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	92.5% of purchase price
2 or more but less than 3	95.0% of purchase price
3 or more but less than 4	97.5% of purchase price
4 or more	100.0% of purchase price

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The purchase price shall equal the amount paid for the shares until the Offering price changes or net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale.

Redemption Rights

The limited partners of our operating partnership will have the right to cause our operating partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

5.	Concentration of Credit Risk

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes no significant concentration of credit risk exists with respect to these cash balances at March 31, 2008.

6.	Subsequent Events

Status of Our Offering

We will not sell any shares in the Offering unless we receive and accept subscriptions aggregating $1,000,000 prior to March 17, 2009 from persons who are not affiliated with us or our Advisor. Pending satisfaction of this condition, all subscription payments will be placed in an interest-bearing account held by an escrow agent for the benefit of the subscribers. If we do not receive and accept subscriptions for the $1,000,000 by March 17, 2009, we will promptly return all funds in the escrow account, including interest, to the subscribers. As of May 12, 2008, we have not satisfied the initial escrow conditions of this offering.

Declaration of Distributions

On April 9, 2008, our board of directors declared distributions for the second quarter of 2008 in the amount of $0.00191257 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on the date we raise the minimum offering of $1,000,000, and continuing on each day thereafter through and including June 30, 2008. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our President may determine.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

OVERVIEW

Strategic Storage Trust, Inc. was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Strategic Storage Trust, Inc. is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

On August 24, 2007, Strategic Storage Advisor, LLC (our “Advisor”) purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum amount of $1,000,000 (the “Minimum Amount of Shares”) and a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of March 31, 2008, we had not received any subscriptions for shares under our offering.

Our results of operations for the three months ended March 31, 2008 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation, and amortization expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

We have no paid employees and are externally advised and managed by our Advisor.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our real estate assets has been impaired; the determination of the useful lives of our long lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in footnote 2 to the interim financial statements included in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We have not yet acquired any properties. However, upon the acquisition of each of our properties, we will allocate the purchase prices of such properties based on a number of estimates and assumptions. We will allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values will be based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties will be allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we will estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values will be used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase price to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Real Property Assets

Once we begin acquiring properties, the majority of our assets will consist of long-lived real estate assets. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our real estate assets. When indicators of potential impairment are present, we will assess the recoverability of the particular real estate asset by determining whether the carrying value of the real estate asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate asset to fair value and recognize an impairment loss. Our evaluation of the impairment of real property assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

As we purchase properties, we will be required to assess the useful lives of the underlying assets, based upon a subjective determination of the period of future benefit for each asset. We will record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures according to ARB No. 51 pursuant to FIN 46R. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under FIN 46R could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the entities included in our financial statements may vary based on the estimates and assumptions we use.

RESULTS OF OPERATIONS

Overview

We have not commenced significant operations as of the date of this report. No operations will commence until we have sold $1,000,000 in shares of our common stock in connection with our Offering. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

REIT Qualification

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ending December 31, 2008. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial conditions and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ending December 31, 2008, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements initially through advances from our Advisor or its affiliates, as we need to fund our operating expenses incurred before we have raised the minimum offering. After we break escrow, we generally expect that we will meet our short-term operating liquidity requirements from the proceeds of our offering, although we may continue to have certain advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month by month basis. The offering and organizational costs associated with the offering will initially be paid by our Advisor, which may be reimbursed for such costs up to 3.5% of the gross offering proceeds raised by us in the offering. After we make our initial investments from the proceeds of the offering, we expect our short-term operating liquidity requirements to be met through net cash provided by property operations. Operating cash flows are expected to increase as properties are added to our portfolio.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from this offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Potential future sources of capital include proceeds from our offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Currently, we do not have a credit facility or other third party source of liquidity. To the extent we do not secure a credit facility or other third party source of liquidity, we will be dependent upon the proceeds of our offering and income from operations in order to meet our long term liquidity requirements and to fund our distributions.

SUBSEQUENT EVENTS

Status of Our Offering

We will not sell any shares in the Offering unless we receive and accept subscriptions aggregating $1,000,000 prior to March 17, 2009 from persons who are not affiliated with us or our Advisor. Pending satisfaction of this condition, all subscription payments will be placed in an interest-bearing account held by an escrow agent for the benefit of the subscribers. If we do not receive and accept subscriptions for the $1,000,000 by March 17, 2009, we will promptly return all funds in the escrow account, including interest, to the subscribers. As of May 12, 2008, we have not satisfied the initial escrow conditions of this offering.

Declaration of Distributions

On April 9, 2008, our board of directors declared distributions for the second quarter of 2008 in the amount of $0.00191257 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on the date we raise the minimum offering of $1,000,000, and continuing on each day thereafter through and including June 30, 2008. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our President may determine.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced operations, we currently have limited exposure to financial market risks. Currently our cash balance represents all of our assets and a 10% increase or decrease in interest rates would not have a material effect on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (File No. 333-146959).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter of 2008.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We had no indebtedness during the first quarter of 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 17, 2008, our sole stockholder approved, by written consent, the amendment and restatement of our Articles of Incorporation. The Articles of Amendment and Restatement were filed and effective with the Maryland State Department of Assessments and Taxation, or SDAT, on March 17, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1	Dealer Manager Agreement and Participating Dealer Agreement (included as Exhibit 1.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, filed on March 7, 2008 (File No. 333-146959) and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of Strategic Storage Trust, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 29, 2008 (File No. 333-146959) and incorporated herein by reference)

3.2	Bylaws of Strategic Storage Trust, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, filed on March 7, 2008 (File No. 333-146959) and incorporated herein by reference)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to our Prospectus dated March 17, 2008 (File No. 333-146959) and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Appendix C to Supplement No. 1 to our Prospectus included in Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 29, 2008 (File No. 333-146959) and incorporated herein by reference)

4.3	Share Redemption Program (as described in our Prospectus dated March 17, 2008 (File No. 333-146959) and incorporated herein by reference)

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P. (included as Exhibit 10.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 29, 2008 (File No. 333-146959) and incorporated herein by reference)

10.2	Advisory Agreement by and between Strategic Storage Trust, Inc. and Strategic Storage Advisor, LLC (included as Exhibit 10.2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 29, 2008 (File No. 333-146959) and incorporated herein by reference)

10.3	Escrow Agreement between Strategic Storage Trust, Inc. and The Bank of New York (included as Exhibit 10.3 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, filed on March 7, 2008 (File No. 333-146959) and incorporated herein by reference)

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc. (included as Exhibit 10.4 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, filed on March 7, 2008 (File No. 333-146959) and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: May 14, 2008	By:	/s/ Michael S. McClure
Michael S. McClure
Chief Financial Officer and Treasurer