Form 10-Q
period 2008-06-30
Strategic Storage Trust, Inc.
filed 2008-08-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Registrant’s telephone number)

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

Yes  ☒    No  ☐

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2008: 586,381 shares, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Form S-11 Registration Statement (SEC Registration No. 333-146959), as amended and filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,312,800	$201,000
Escrow receivable	345,000	—
Prepaid expenses	73,079	—

Total current assets	2,730,879	201,000
Furniture and equipment	107,035	—
Accumulated depreciation	(8,281)	—

Total other assets	98,754	—

Total assets	$2,829,633	$201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$14,733	$—
Due to affiliates	2,298,366	—

Total current liabilities	2,313,099	—
Minority interest	126,038	200,000
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 322,327 and 100 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	323	1
Additional paid-in capital	844,837	999
Distributions	(15,490)	—
Accumulated deficit	(439,174)	—

Total stockholders’ equity	390,496	1,000

Total liabilities and stockholders’ equity	$2,829,633	$201,000

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenue	$—	$—
Operating Expenses:
General and administrative	504,328	504,328
Depreciation	8,281	8,281
Other	5,104	5,104

Total Operating Expenses	517,713	517,713
Interest Income	2,821	6,069

Loss Before Minority Interest in loss of Subsidiary	(514,892)	(511,644)
Minority interest in loss of subsidiary	75,686	72,470

Net Loss	$(439,206)	$(439,174)

Net loss per share – basic and diluted	$(5.47)	$(10.93)

Weighted average shares outstanding	80,251	40,175

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid -in Capital	Distributions	Accumulated Deficit	Total
Balance as of December 31, 2007	100	$1	$999	$—	$—	$1,000
Gross proceeds from issuance of common stock	322,138	322	3,215,227	—	—	3,215,549
Offering costs	—	—	(2,372,239)	—	—	(2,372,239)
Distributions	—	—	—	(15,490)	—	(15,490)
Issuance of shares for distribution reinvestment plan	89	—	850	—	—	850
Net loss	—	—	—	—	(439,174)	(439,174)

Balance as of June 30, 2008	322,327	$323	$844,837	$(15,490)	$(439,174)	$390,496

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended June 30, 2008
Cash flows from operating activities:
Net loss	$(439,174)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	8,281
Minority interest in loss of subsidiary	(72,470)
Increase (decrease) in cash from changes in assets and liabilities:
Prepaid expenses	(73,079)

Net cash used in operating activities	(576,442)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	3,215,549
Offering costs	(2,372,239)
Escrow receivable	(345,000)
Due to affiliates	2,191,331
Distributions paid	(1,399)

Net cash flows provided by financing activities	2,688,242

Increase in cash and cash equivalents	2,111,800
Cash and cash equivalents, beginning of period	201,000

Cash and cash equivalents, end of period	$2,312,800

Supplemental disclosures of non-cash transactions :
Distributions payable	$14,733
Issuance of shares for distribution reinvestment plan	$850
Purchase of furniture and equipment	$107,035

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

On August 24, 2007, the Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $.001 and 200,000,000 shares of preferred stock with a par value of $.001. We will offer a minimum amount of $1,000,000 (the “Minimum Amount of Shares”) and a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of our public offering and commenced formal operations. As of June 30, 2008, we had issued 322,327 shares of our common stock for gross proceeds of approximately $3.2 million.

Our dealer manager, U.S. Select Securities LLC, is one of our affiliates. Our dealer manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of June 30, 2008, we had neither purchased nor contracted to purchase any properties.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

2.	Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company’s account balance exceeds federally insurable limits by approximately $2.1 million as of June 30, 2008. The Company mitigates this risk by depositing funds with a major financial institution.

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

June 30, 2008

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

Depreciation of our assets is expected to be charged to expense on a straight-line basis over the assigned useful lives. Depreciation of furniture and equipment is recognized on a straight-line basis with an estimated useful life of 3 to 5 years.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date the Minimum Amount of Shares are sold (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

recognize such excess as a capital contribution from our Advisor. As of June 30, 2008, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

We have elected to treat the TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of June 30, 2008, the TRS has not commenced operations.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements since we have no assets or liabilities that are recognized at fair value on a recurring basis as of June 30, 2008.

The FASB has issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)”, which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies, among other matters, that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements as opposed to being reported as liabilities or in the mezzanine section of the balance sheet. This statement becomes effective for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. Earlier adoption is prohibited. Management is currently evaluating the impact this statement will have on its consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

3.	Related Party Transactions

Fees to Affiliates

We have executed an advisory agreement with our Advisor and a dealer manager agreement with our dealer manager, which entitles our Advisor and our dealer manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Pursuant to the terms of the agreements described above, the following related party costs incurred by the Company for the six months ended June 30, 2008 and any related amounts payable as of June 30, 2008 are summarized below:

	Incurred	Payable
Expensed
Reimbursement of operating expenses (including organizational costs)	$507,995	$411,102
Capitalized
Prepaid expenses and furniture and equipment	180,114	180,114
Additional Paid-in Capital
Selling commissions	219,594	18,725
Dealer management fee	96,436	10,350
Reimbursements of offering costs	2,056,211	1,678,075

Total	$3,060,350	$2,298,366

Advisory and Dealer Manager Agreements

We do not expect to have any employees. Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors.

Organizational and Offering Costs

Organizational and offering costs of the Offering are being paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

Advisory Agreement

Our Advisor will be entitled to receive various fees and expenses under the terms of the Advisory Agreement. As discussed above, we are required under the Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor will receive acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor will also receive a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value of our assets. Under the Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as the Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, or (2) in the alternative we terminate the Advisory Agreement or liquidate our portfolio.

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

June 30, 2008

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders. As of June 30, 2008, we have distributed 89 shares through our distribution reinvestment plan.

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

June 30, 2008

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

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes no significant concentration of credit risk exists with respect to these cash balances at June 30, 2008.

6.	Declaration of Distributions

On June 26, 2008, our board of directors declared distributions for the third quarter of 2008 in the amount of $0.00191257 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2008 and continuing on each day thereafter through and including September 30, 2008.

7.	Subsequent Events

Acquisitions

On July 18, 2008, our board of directors approved the potential acquisition of two self storage facilities located in Gulf Breeze, Florida and Biloxi, Mississippi. The purchase price for the facilities is approximately $10,760,000 and a $200,000 non-refundable deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor U.S. Commercial LLC on July 25, 2008.

Offering Status

As of August 11, 2008, we have issued 586,381 shares of our common stock for gross proceeds of approximately $5.8 million.

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

On August 24, 2007, Strategic Storage Advisor, LLC (our “Advisor”) purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum amount of $1,000,000 (the “Minimum Amount of Shares”) and a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of our public offering and commenced formal operations. As of June 30, 2008, we had issued 322,327 shares of our common stock for gross proceeds of approximately $3.2 million.

As of June 30, 2008, we had not acquired any self storage properties.

Our results of operations for the six months ended June 30, 2008 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation, and amortization expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

RESULTS OF OPERATIONS

Overview

On May 22, 2008, we satisfied the minimum offering requirements of our public offering and commenced formal operations. As of June 30, 2008, we had issued 322,327 shares of our common stock for gross proceeds of approximately $3.2 million. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

Revenue

We have yet to acquire any operating facilities and therefore have not recorded any rental revenues.

General and Administrative Expenses

We commenced formal business operations on May 22, 2008, upon satisfying the minimum offering requirements of our public offering. General and administrative expenses consist primarily of legal expenses, insurance expense, allocation of a portion of our Advisor’s payroll related costs, organizational expenses and board of directors meetings related costs. We expect general and administrative costs to increase in the future as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation

Depreciation relates to the depreciation of furniture and equipment. We expect depreciation to increase in future periods as we acquire operating facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

Through May 22, 2008, the date we satisfied the minimum offering requirements of our public offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our operating expenses incurred before we raised the minimum offering. After breaking escrow, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our offering and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month by month basis. The organizational and offering costs associated with the offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. After we make our initial investments from the proceeds of the Offering, we expect our short-term operating liquidity requirements to be met through net cash provided by property operations. Operating cash flows are expected to increase as properties are added to our portfolio.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

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

Subsequent Events

Acquisitions

On July 18, 2008, our board of directors approved the potential acquisition of two self storage facilities located in Gulf Breeze, Florida and Biloxi, Mississippi. The purchase price for the facilities is approximately $10,760,000 and a $200,000 non-refundable deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor U.S. Commercial LLC on July 25, 2008.

Offering Status

As of August 11, 2008, we have issued 586,381 shares of our common stock for gross proceeds of approximately $5.8 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not acquired any operating facilities, we currently have limited exposure to financial market risks. Currently our cash balance represents substantially all of our assets and a 10% increase or decrease in interest rates would not have a material effect on our financial position or results of operations.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (File No. 333-146959).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter of 2008.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We had no indebtedness during the second quarter of 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (and is numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Agreement for Purchase and Sale by and between U.S. Commercial LLC and U-Store-It L.P. dated May 30, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.1 to Form 8-K of Strategic Storage Trust, Inc. filed on July 31, 2008)

10.2*	First Amendment to Agreement for Purchase and Sale dated July 7, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.2 to Form 8-K of Strategic Storage Trust, Inc. filed on July 31, 2008)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: August 14, 2008	By:	/s/ Michael S. McClure
Michael S. McClure
Chief Financial Officer and Treasurer