Form 10-Q
period 2008-09-30
Strategic Storage Trust, Inc.
filed 2008-11-13
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2008: 1,574,053 shares, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,242,357	$201,000
Real estate facilities:
Land	2,463,132	—
Buildings	8,676,874	—

	11,140,006	—
Accumulated depreciation	(4,821)	—

	11,135,185	—
Escrow receivable	395,500	—
Deferred financing costs, net of accumulated amortization	160,273	—
Prepaid expenses	132,539	—
Other assets	116,453	—

Total assets	$13,182,307	$201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory note	$4,000,000	$—
Accounts payable and accrued liabilities	128,896	—
Due to affiliates	1,845,612	—
Distributions payable	60,541	—

Total liabilities	6,035,049	—

Minority interest	113,015	200,000

Commitments and contingencies (Note 6)

Stockholders’ equity:

Common stock, $0.001 par value; 700,000,000 shares authorized; 1,141,993 and 100 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,142	1
Additional paid-in capital	7,957,635	999
Distributions	(136,118)	—
Accumulated deficit	(788,416)	—

Total stockholders’ equity	7,034,243	1,000

Total liabilities and stockholders’ equity	$13,182,307	$201,000

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Revenues:
Self storage rental income	$21,383	$21,383
Ancillary operating income	692	692

Total revenues	22,075	22,075

Operating expenses:
Property operating expenses	9,446	9,446
General and administrative	305,860	810,188
Depreciation	10,538	18,819

Total operating expenses	325,844	838,453

Operating loss	(303,769)	(816,378)
Other income (expense):
Interest expense	(8,667)	(8,667)
Deferred financing amortization expense	(5,527)	(5,527)
Interest income	13,027	19,124
Other financing costs	(48,490)	(48,490)
Other	(5,398)	(10,529)

Loss before minority interest in loss of subsidiary	(358,824)	(870,467)
Minority interest in loss of subsidiary	9,581	82,051

Net loss	$(349,243)	$(788,416)

Net loss per share – basic and diluted	$(0.51)	$(3.04)

Weighted average shares outstanding	686,935	259,001

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total
Balance as of December 31, 2007	100	$1	$999	$—	$—	$1,000
Gross proceeds of common stock	1,139,306	1,139	11,383,652	—	—	11,384,791
Offering costs	—	—	(3,451,591)	—	—	(3,451,591)
Distributions	—	—	—	(136,118)	—	(136,118)
Issuance of shares for distribution reinvestment plan	2,587	2	24,575	—	—	24,577
Net loss	—	—	—	—	(788,416)	(788,416)

Balance as of September 30, 2008	1,141,993	$1,142	$7,957,635	$(136,118)	$(788,416)	$7,034,243

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended September 30, 2008
Cash flows from operating activities:
Net loss	$(788,416)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	24,346
Minority interest in loss of subsidiary	(82,051)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(3,276)
Accounts payable and other accrued liabilities	128,896
Prepaid expenses	(132,539)

Net cash used in operating activities	(853,040)

Cash flows from investing activities
Purchase of real estate facilities	(11,140,006)

Net cash flows used in investing activities	(11,140,006)

Cash flows from financing activities:
Secured promissory note	4,000,000
Deferred financing costs	(165,800)
Gross proceeds from issuance of common stock	11,384,791
Offering costs	(3,451,591)
Escrow receivable	(395,500)
Due to affiliates	1,718,437
Distributions paid	(55,934)

Net cash flows provided by financing activities	13,034,403

Increase in cash and cash equivalents	1,041,357
Cash and cash equivalents, beginning of period	201,000

Cash and cash equivalents, end of period	$1,242,357

Supplemental disclosures of non-cash transactions :
Distributions payable	$60,541
Issuance of shares for distribution reinvestment plan	$24,577
Purchase of furniture and equipment	$127,175

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 1. Organization

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

Our advisor is Strategic Storage Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on August 13, 2007. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we have with our Advisor (our “Advisory Agreement”). Some of the officers of our Advisor are also officers of our sponsor.

On August 24, 2007, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $.001 and 200,000,000 shares of preferred stock with a par value of $.001. We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of September 30, 2008, we had issued 1,141,993 shares of our common stock for gross proceeds of approximately $11.4 million.

Our dealer manager, U.S. Select Securities LLC, is one of our affiliates. Our dealer manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. On September 25, 2008, we closed on the purchase of our first two self storage facilities (See Note 3).

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company, which was formed in August 2007 to manage our properties. Our property manager will derive substantially all of its income from the property management services it will perform for us.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a 99% limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for a 1% general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, Strategic Storage TRS, Inc., a Delaware corporation (the “TRS”) formed on August 15, 2007, which is a wholly owned subsidiary of our Operating Partnership.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Our financial statements and the financial statements of our Operating Partnership are consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company’s account balance exceeds federally insurable limits by approximately $1.2 million as of September 30, 2008. The Company mitigates this risk by depositing funds with a major financial institution.

Real Estate Purchase Price Allocation

We account for our acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, we do not expect to allocate any portion of the purchase price to above or below market leases. We also consider whether in-place, at market leases represent an intangible asset. Based on the experience of our management, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, we do not expect to have significant intangible assets recorded for in-place, at market leases. Additionally, we do not expect to have intangible assets recorded for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Revenue Recognition and Valuation of Receivables

Management believes that all of our leases are operating leases. We receive rental income in accordance with the terms of our leases with tenants, which are generally month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rents is included in other assets.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Building	30 years

Corporate assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheet.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2008, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying consolidated balance sheets.

Income Taxes

We expect to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to be taxed as such commencing with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have elected to treat the TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

estate related business. The TRS will be subject to corporate federal and state income tax. The TRS follows SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. The TRS commenced operations on September 25, 2008.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements since we have no assets or liabilities that are recognized at fair value on a recurring basis as of September 30, 2008.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (R) which requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed and any non-controlling interests at their fair values on the acquisition date. The statement also requires that the acquisition-related transaction costs be expensed as incurred. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141 (R) is effective for all business combinations occurring in fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. Management is currently evaluating the impact this statement will have on any business combinations in the future.

The FASB has issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (as amended)”, which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies, among other matters, that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements as opposed to being reported as liabilities or in the mezzanine section of the balance sheet. This statement becomes effective for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. Earlier adoption is prohibited. Management is currently evaluating the impact this statement will have on its consolidated financial statements.

Note 3. Real Estate Assets

Acquisition

On September 25, 2008, the Company through two wholly-owned subsidiaries of our Operating Partnership closed on the purchase of self storage facilities located in Biloxi, Mississippi (the “Biloxi Property”) and Gulf Breeze, Florida (the “Gulf Breeze Property”) from an unaffiliated third party. The purchase price for the two properties was $10,760,000 exclusive of closing costs and acquisition fees. We paid our Advisor $269,000 in acquisition fees in connection with this acquisition. The acquisition was funded by net proceeds from the Offering and a $4 million loan secured by the Biloxi Property and the Gulf Breeze Property (See Note 4).

The Biloxi Property is a 596-unit self storage facility that sits on approximately 5.9 acres and contains approximately 66,600 rentable square feet of self storage space. The Gulf Breeze Property is a 705-unit self storage facility that sits on approximately 3.0 acres and contains approximately 80,000 rentable square feet of self storage space.

We have accounted for the acquisition of these properties in accordance with FAS 141. We have made the following preliminary purchase price allocations: $2,463,132 to land and $8,676,874 to building. The preliminary allocation of purchase price was based on an estimate of the fair value based on all available information and will be finalized before the end of 2008.

The results of operations from these acquired properties are included in our results of operations from the date of acquisition through September 30, 2008.

Note 4. Secured Promissory Note

On September 25, 2008, in connection with the acquisition of the Biloxi Property and the Gulf Breeze Property, we entered into a $4 million secured promissory note with Spectrum Realty Mezzanine Fund I, LLC (the “Spectrum Promissory Note”).

The Spectrum Promissory Note matures on March 25, 2009, with the entire principal balance and all accrued interest coming due on such date, subject to three one-month extensions upon mutual consent

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

for an additional fee. The Spectrum Promissory Note bears a fixed interest rate of 13.0%, and we paid a loan fee in the amount of 3.0% of the funded loan amount at the loan closing. The Spectrum Promissory Note provides for interest-only payments payable monthly. We may repay all or a portion (in at least $500,000 increments) of the Spectrum Promissory Note without penalty, at any time, upon 15 days written notice. The Spectrum Promissory Note is secured by a deed of trust on our interest in the Biloxi Property, a mortgage on our interest in the Gulf Breeze Property and certain of the assets of the borrowing entities. In addition, we and our Operating Partnership both executed a guaranty in favor of the lender guaranteeing the payment of the Spectrum Promissory Note.

Deferred financing costs totaling $165,800 were paid in connection with the Spectrum Promissory Note and are being amortized over the life of the note, which is six months.

Note 5. Related Party Transactions

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

Pursuant to the terms of the agreements described above, the following related party costs were incurred for the three and nine months ended September 30, 2008 and any related amounts payable as of September 30, 2008 are summarized below:

	Three Months Ended September 30, 2008 Incurred	Nine Months Ended September 30, 2008 Incurred	Payable
Expensed
Reimbursement of operating expenses (including organizational costs)	$308,440	$816,435	$416,769
Asset management fees	1,868	1,868	1,868
Property management fees	909	909	909
Capitalized
Acquisition fees and closing costs	302,200	302,200	—
Prepaid expenses and other assets	4,807	184,921	184,921
Additional Paid-in Capital
Selling commissions	561,117	780,711	27,298
Dealer management fee	238,155	334,591	11,699
Reimbursements of offering costs	280,078	2,336,289	1,202,148

Total	$1,697,574	$4,757,924	$1,845,612

Advisory and Dealer Manager Agreements

We do not expect to have any employees. Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Organizational and Offering Costs

Organizational and offering costs of the Offering are being paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

Advisory Agreement

Our Advisor will be entitled to receive various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor will receive acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor will also receive a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value of our assets. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, or (2) in the alternative we terminate our Advisory Agreement or liquidate our portfolio.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Note 6. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders. As of September 30, 2008, we have sold 2,587 shares through our distribution reinvestment plan.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale.

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

Note 7. Concentration of Credit Risk

The Company maintains its cash accounts with major financial institutions. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution (in October 2008, the Federal Deposit Insurance Corporation increased the insured amount up to $250,000 at each institution). The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes no significant concentration of credit risk exists with respect to these cash balances at September 30, 2008.

Note 8. Declaration of Distributions

On September 26, 2008, our board of directors declared distributions for the fourth quarter of 2008 in the amount of $0.00191257 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2008 and continuing on each day thereafter through and including December 31, 2008.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 9. Pro Forma Financial Information (Unaudited)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2008, as if the Company’s acquisition discussed in Note 3 was completed at the beginning of each period presented. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net revenues	$316,985	$946,523
Loss before minority interest in loss of subsidiary	$(394,757)	$(966,044)
Net loss	$(384,033)	$(747,401)
Loss per common share	$(0.56)	$(2.89)

Note 10. Subsequent Events

Acquisitions

On October 31, 2008, our board of directors approved the potential acquisition of three self storage facilities located in Walton, Kentucky, Crescent Springs, Kentucky and Florence, Kentucky. The purchase price for the facilities is approximately $9,900,000, and a $150,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, U.S. Commercial LLC, on November 13, 2008.

On November 7, 2008, our board of directors approved the potential acquisition of a self storage facility located in Manassas, Virginia. The purchase price for the facility is approximately $4,700,000, and a $75,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, U.S. Commercial LLC, on November 13, 2008.

Offering Status

As of November 10, 2008, we have issued approximately 1.57 million shares of our common stock for gross proceeds of approximately $15.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 24, 2007, Strategic Storage Advisor, LLC (our “Advisor”) purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of September 30, 2008, we had issued 1,141,993 shares of our common stock for gross proceeds of approximately $11.4 million.

On September 25, 2008, we closed on the purchase of our first two self storage facilities. The purchase price for the two properties was $10,760,000 exclusive of closing costs and acquisition fees. The acquisition was funded by net proceeds from the Offering and a $4 million loan (the “Spectrum Loan”) secured by the Biloxi Property and the Gulf Breeze Property (See Notes 3 and 4 of Notes to Consolidated Financial Statements.)

Our results of operations for the nine months ended September 30, 2008 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our real estate assets has been impaired; the determination of the useful lives of our long lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 to the interim financial statements included in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We will allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values will be based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties will be allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we will estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values will be used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Real Property Assets

The majority of our assets consist of long-lived real estate assets. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our real estate assets. When indicators of potential impairment are present, we will assess the recoverability of the particular real estate asset by determining whether the carrying value of the real estate asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate asset to fair value and recognize an impairment loss. Our evaluation of the impairment of real property assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We will record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures according to ARB No. 51 pursuant to FIN 46R. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under FIN 46R could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the entities included in our financial statements may vary based on the estimates and assumptions we use.

RESULTS OF OPERATIONS

Overview

On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of September 30, 2008, we had issued 1,141,993 shares of our common stock for gross proceeds of approximately $11.4 million. On September 25, 2008, we closed on the purchase of our first two self storage facilities and their operating results are included in our results of operations from that date. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

Self Storage Rental Income

Rental income for the three and nine months ended September, 30, 2008 was $21,383 which represents six days of revenue from our first two properties, which we acquired on September 25, 2008.

Property Operating Expenses

Property operating expenses for the three and nine months ended September, 30, 2008 were $9,446 which represents six days of operating expenses of our first two properties, which we acquired on September 25, 2008.

General and Administrative Expenses

We commenced formal business operations on May 22, 2008, upon satisfying the minimum offering requirements of the Primary Offering. General and administrative expenses for the three and nine months ended September 30, 2008, consist primarily of legal expenses, insurance expense, allocation of a portion of our Advisor’s payroll related costs and board of directors’ meetings related costs. We expect general and administrative costs to increase in the future as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization

Depreciation and amortization expense was $16,065 and $24,346 for the three and nine months ended September 30, 2008, respectively. We expect depreciation to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense for the three and nine months ended September 30, 2008 relates to interest incurred on the Spectrum Loan which partially funded our acquisition on September 25, 2008. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Other Financing Costs

Other financing costs for the three and nine months ended September 30, 2008 represent costs incurred in seeking financing for our recent property acquisitions for financing other than the Spectrum Loan. Such financing was ultimately not obtained.

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

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Liquidity and Capital Resources

Through May 22, 2008, the date we satisfied the minimum offering requirements of the Primary Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our operating expenses incurred before we raised the minimum offering. We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of the Offering, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per our Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month by month basis. The organizational and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any. The Spectrum Loan matures on March 25, 2009, and we expect to fund this loan through proceeds of the Offering, net cash provided by property operations, or obtaining future long-term financing. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Potential future sources of capital include proceeds from the Offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Currently, we do not have a credit facility or other third party source of liquidity. To the extent we do not secure a credit facility or other third party source of liquidity, we will be dependent upon the proceeds of the Offering and income from operations in order to meet our long term liquidity requirements and to fund our distributions.

Subsequent Events

Acquisitions

On October 31, 2008, our board of directors approved the potential acquisition of three self storage facilities located in Walton, Kentucky, Crescent Springs, Kentucky and Florence, Kentucky. The purchase price for the facilities is approximately $9,900,000, and a $150,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, U.S. Commercial LLC, on November 13, 2008.

On November 7, 2008, our board of directors approved the potential acquisition of a self storage facility located in Manassas, Virginia. The purchase price for the facility is approximately $4,700,000, and a $75,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, U.S. Commercial LLC, on November 13, 2008.

Offering Status

As of November 10, 2008, we have issued approximately 1.57 million shares of our common stock for gross proceeds of approximately $15.7 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

In connection with our property acquisition on September 25, 2008, we obtained fixed rate debt financing. Our fixed rate debt consists of a $4 million note maturing on March 25, 2009 (subject to three one-month extensions.) This instrument was entered into for other than trading purposes. A change in interest rates will have no impact on interest incurred or cash flows as it relates to this note. In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

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

The following risk factor is in addition to the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (File No. 333-146959).

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this disruption in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter of 2008.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 (and is numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Agreement for Purchase and Sale by and between U.S. Commercial LLC and U-Store-It L.P. dated May 30, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.1 to Form 8-K of Strategic Storage Trust, Inc. filed on July 31, 2008)

10.2*	First Amendment to Agreement for Purchase and Sale dated July 7, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.2 to Form 8-K of Strategic Storage Trust, Inc. filed on July 31, 2008)

10.3*	Secured Promissory Note in favor of Spectrum Realty Mezzanine Fund I, LLC dated September 25, 2008 (Exhibit 10.1 to Form 8-K of Strategic Storage Trust, Inc. filed on October 1, 2008)

10.4*	Guaranty by Strategic Storage Trust, Inc. and Strategic Storage Operating Partnership, L.P. in favor of Spectrum Realty Mezzanine Fund I, LLC dated September 25, 2008 (Exhibit 10.2 to Form 8-K of Strategic Storage Trust Inc. filed on October 1, 2008)

10.5*	Purchase and Sale Agreement by and between Garrard Street Enterprises LLC, Crescent Springs Storage, LLC and U.S. Commercial LLC dated September 2, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.1 to Form 8-K of Strategic Storage Trust, Inc. filed on November 13, 2008)

10.6*	Second Amendment to Purchase and Sale Agreement by and between Garrard Street Enterprises LLC, Crescent Springs Storage, LLC and U.S. Commercial LLC dated November 13, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.2 to Form 8-K of Strategic Storage Trust, Inc. filed on November 13, 2008)

10.7*	Purchase and Sale Agreement by and between Godwin Store-It, LLC and U.S. Commercial LLC dated September 10, 2008 (subsequently assigned to Strategic Storage Trust, Inc.) (Exhibit 10.3 to Form 8-K of Strategic Storage Trust, Inc. filed on November 13, 2008)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: November 13, 2008	By:	/s/ Michael S. McClure
Michael S. McClure Chief Financial Officer and Treasurer