Form 10-K
period 2008-12-31
Strategic Storage Trust, Inc.
filed 2009-03-30
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-146959

Strategic Storage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	32-0211624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Corporate Drive, Suite 120, Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $3,217,000 assuming a market value of $10 per share, as of June 30, 2008.

As of March 25, 2009, there were 3,149,738 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Storage Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Storage Trust, Inc., a Maryland Corporation (the “Company”), was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. The Company expects to make an election to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2008, including shares sold through our distribution reinvestment plan, we had sold 2,080,559 shares of our common stock for gross offering proceeds of approximately $20.8 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of December 31, 2008, we owned three properties. We purchased our first two properties located in Biloxi, Mississippi and Gulf Breeze, Florida, and commenced our real estate operations on September 25, 2008. We purchased our third property located in Manassas, Virginia on December 19, 2008.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire.

U.S. Commercial LLC (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager, Strategic Storage Property Management, LLC (our “Property Manager”).

We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement with our Advisor. Our Advisor was formed on August 13, 2007.

Our Property Manager was organized in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Investment Objectives

Overview

We will invest substantially all of the net proceeds of the Offering in self storage facilities and related self storage real estate investments. In the event we raise the maximum offering from our Primary Offering, we anticipate that approximately 88.25% of our gross offering proceeds will be used to primarily make investments in self storage facilities and related self storage real estate investments and pay real estate-related acquisition fees and acquisition expenses, while the remaining 11.75% will be used to pay sales commissions, dealer manager fees and other organization and offering expenses. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure you that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to our stockholders;

•	preserve and protect stockholders’ invested capital; and

•	achieve appreciation in the value of our properties over the long term.

We cannot assure you that we will attain these primary investment objectives.

Exchange Listing and Other Liquidity Events

Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange or included for quotation on a national market system, subject to satisfying then existing applicable listing requirements. Subject to then existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within five to seven years after completion of our Offering:

•	list our shares on a national securities exchange or for quotation on a national quotation system;

•	merge, reorganize or otherwise transfer our company or its assets to another entity;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure you that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. Our board of directors has the sole discretion to continue operations beyond seven years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what stockholders paid for their shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees paid to our Advisor.

Our Self Storage Acquisition Strategy

We will focus on the acquisition, ownership, operation and development of self storage facilities and activities relating to this type of property. Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.2 billion rentable square feet at approximately 52,800 facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four public self storage REITs, other then ourselves. As a result of our Sponsor’s track record of investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in this industry within three years of the commencement of our Offering if we are able to raise in the Offering and invest at least $200,000,000, resulting in greater economies of scale and potential operating cost savings over smaller local or regional operators.

We intend to focus on pursuing acquisitions of self storage facilities in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria described below under “General Acquisition and Investment Policies.” We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. However, future investments will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We may invest a portion of the net proceeds we raise in self storage facilities outside the United States. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have both the potential for growth in value and for providing regular cash distributions to our stockholders.

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including but not limited to the following:

•	projected demand for self storage facilities in the area;

•	a property’s geographic location and type;

•	a property’s physical location in relation to population density, traffic counts and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	rental rates and occupancy levels for the property and competing properties in the area;

•	potential for rent increases;

•	demographics of the area;

•	operating expenses being incurred and expected to be incurred, including but not limited to, property taxes and insurance costs;

•	potential capital improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	potential competitors for expanding the physical layout of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Our Borrowing Strategy and Policies

As of December 31, 2008, our leverage was 22%. In light of the current debt and interest rate environment, we intend to use low leverage (less than 50%) to make our investments during the Offering. However, at certain times during the Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in the Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout the Offering.

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our Articles of Amendment and Restatement (our “Charter”) limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report.

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our Charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.

Acquisition Structure

As of December 31, 2008, we had acquired fee title to three properties. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

•	a ground lease in which we enter into a long-term lease (generally greater than 30 years) with the owner for use of the property during the term whereby the owner retains title to the land; or

•

a master lease in which we enter into a long-term lease (typically ten years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We will make acquisitions of our real estate investments directly or indirectly through our operating partnership, Strategic Storage Operating Partnership, L.P. We will acquire interests in real estate either directly through our operating partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Conditions to Closing Acquisitions

We will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including but not limited to, where appropriate:

•	property surveys, property condition reports and site audits;

•	appraisals;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments

As of December 31, 2008, we had not entered into any joint venture investments. We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in Part I of this annual report.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	A majority of our directors, including a majority of our independent directors, approve the transaction as being fair and reasonable to us; and

•	The investment by us and such affiliate are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Co-Investment with Tenant-In-Common Programs and Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Code. U.S. Commercial LLC, our Sponsor, is a sponsor of tenant-in-common programs and Delaware Statutory Trusts (DSTs), and regularly facilitates these transactions, referred to as like-kind exchanges.

Although we have not previously participated in any particular tenant-in-common program or DST investment, we may do so if our board of directors, including a majority of our independent directors, determines that our participation is in the best interest of our stockholders. In the event that our board of directors determines that it is in our best interest to so participate, we may co-invest in the property or DST.

We may co-invest in a property or DST only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approves of the transaction as being fair, competitive and commercially reasonable to us. We anticipate that in the event we purchase a tenant-in-common or DST interest from an affiliate of our Sponsor, generally we will purchase the interest at the affiliate’s cost (before offering expenses and fees). However, if the price to us is in excess of the cost of the asset paid by such affiliate, a majority of our directors not otherwise interested in the transaction and a majority of our independent directors must determine that substantial justification for such excess exists and that such excess is reasonable. In no event shall the cost of such asset to us exceed the greater of the affiliate’s cost or the current appraised value for the property or DST interest performed by an independent appraiser. Although the affiliate of our Sponsor will charge fees and expenses to tenant-in-common participants and/or will sell the tenant-in-common or DST interests at a price above the price it paid for the property, we will not pay any fees or expenses to such affiliate. We will, however, pay our Advisor the acquisition fees and reimburse our Advisor for its expenses to the same extent as with other types of property acquisitions. See Note 5 to Consolidated Financial Statements included in this annual report.

In any co-ownership arrangement, our Sponsor, its affiliate, or the other investors may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. For instance, our Sponsor will receive substantial fees in connection with its sponsoring of a co-ownership arrangement (although we will not be required to pay such fees) and our participation in such a transaction likely would facilitate its consummation of the transactions. For these reasons, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of our Sponsor or such affiliate. As a result, agreements and transactions between the parties with respect to the property will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties.

Construction and Development Activities

As of December 31, 2008, we had not undertaken any construction or development activities. From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. See “Risk Factors — Risks Related to the Self Storage Industry” for additional discussion of these risks. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use “taxable REIT subsidiaries” or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.

Government Regulations

Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected. See “Risk Factors — General Risks Related to Investments in Real Estate” for additional discussion regarding compliance with the ADA.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. See “Risk Factors — General Risks Related to Investments in Real Estate” for additional discussion regarding environmental matters.

Other Regulations

The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2008, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. Our nominating and corporate governance committee of our board of directors, which will be comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in our Charter

Our Charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). These limitations cannot be changed unless our Charter is amended, which requires the approval of our stockholders. Unless our Charter is amended, we will not:

•

Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.

•

Invest in commodities or commodity futures contracts, except for future contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•

Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•

Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no affect on our ability to implement our share redemption program.

•

When applicable, grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.

Changes in Investment Policies and Limitations

Our Charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefore is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our Charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. Investment policies and limitations specifically set forth in our Charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgages

As of December 31, 2008, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Administration or another third-party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

As of December 31, 2008, we had not purchased any properties from or sold any properties to affiliates. Our board of directors has established a nominating and corporate governance committee, which reviews and approves all matters the board believes may involve a conflict of interest, including the purchase of properties from or sale of properties to affiliates. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our Advisor and its affiliates.

Employees

We have no paid employees. The employees of the Advisor provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources then we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms then us.

Industry Segments

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Strategic Storage Trust, Inc.

We have a limited operating history and limited established financing sources, and we have incurred a net loss to-date.

We were incorporated in August 2007. As of the date of this annual report, we have made a limited number of investments in real estate and have incurred a net loss. We cannot guarantee that our operations will be profitable in the future.

To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Strategic Storage Trust, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause stockholders to lose all or a portion of their investment.

The prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

Stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. As stated, as of the date of this annual report, we have made a limited number of investments in real estate. Although members of our Advisor’s management team have significant experience in the acquisition, finance, management and development of commercial real estate, including self storage properties, our Offering is the first publicly offered REIT sponsored by our Advisor or its affiliates. Accordingly, the prior performance of real estate investment programs sponsored by our Advisor and its affiliates may not be indicative of our future results.

Stockholders should consider an investment in our shares in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. We cannot guarantee that we will succeed in achieving the goals set forth above, and our failure to do so could cause stockholders to lose all or a portion of their investment.

Stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

We will generally not provide stockholders with information to evaluate our investments prior to our acquisition of properties. We will seek to invest substantially all of the Offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of self storage properties. We may also, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. For a more detailed discussion of our investment policies, see Part I, Item 1, of this annual report.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. Stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment will fluctuate with the performance of the specific properties we acquire.

Our Offering is being made on a best efforts basis, whereby the participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including H. Michael Schwartz, Paula Mathews, Wayne Johnson, Robert Cerrone and Michael McClure, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we currently do not maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our ability to operate profitably depends upon the ability of our Advisor to efficiently manage our day-to-day operations.

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. Thus, the success of our business depends in large part on the ability of our Advisor to manage our operations. Any adversity experienced by our Advisor or problems in our relationship with our Advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders.

We may loan a portion of the proceeds of the Offering to fund the development or purchase of self storage facilities.

We will use the net proceeds of the Offering to purchase primarily self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds to entities developing or acquiring self storage facilities, including affiliates of our Advisor. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our Charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our Advisor, require us to indemnify our directors, officers, employees and agents and our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our Charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our Advisor and its officers and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor and its officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to stockholders.

Our executive officers and one of our directors are also officers of our Advisor and our Property Manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor faces conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor. Our Advisor and its affiliates are actively involved in 16 other real estate programs, eight of which have invested in self storage properties, including other REITs, tenant in common programs and other real estate programs that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of our stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our Charter and advisory agreement, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of their investment.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our Nominating and Corporate Governance Committee of our board of directors will approve all transactions between us and our Advisor and its affiliates.

Our Advisor will face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. Our Advisor will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory agreement will require us to pay a performance-based termination fee to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated advisor.

At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, our Advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue if there is a substantial difference in the amount of subordinated fees the Advisor may receive for each liquidity event. Our Advisor may prefer a liquidity event with higher subordinated fees. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge with our Advisor in anticipation of the listing process. Such merger may result in substantial compensation to the Advisor which may create certain conflicts of interest.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other U.S. Commercial-sponsored programs, including other REITs, for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which U.S. Commercial sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investment.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Bryan Cave LLP, a successor entity to Powell Goldstein LLP, acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Bryan Cave LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Bryan Cave LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to the Offering and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our Charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our Charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our Charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We are not afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our articles of incorporation contain limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our Charter. Therefore, we are not afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles of incorporation would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

A stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act. Our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act. In order to maintain an exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to stockholders and possibly lower their returns.

To maintain compliance with our Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, stockholders will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.

If stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our Charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•

any amendment of our Charter (including a change in our primary investment objectives), except that our board of directors may amend our Charter without stockholder approval, to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

All other matters are subject to the discretion of our board of directors. Therefore, stockholders are limited in their ability to change our policies and operations.

We will not calculate the net asset value per share for our shares until three years after completion of our last offering, therefore, stockholders will not be able to determine the true value of their shares on an on-going basis during the Offering.

We do not intend to calculate the net asset value per share for our shares during the Offering, therefore, stockholders will not be able to determine the true value of their shares on an on-going basis. Beginning three years after the completion of the last offering of our shares, our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Stockholders interest in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as Offering proceeds become available, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. With limited prior operating history, we cannot assure you that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. Although we have obtained debt on certain of our previous acquisitions, we have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues are significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every U.S. market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage space in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally our leases are on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower than expected rental rates upon re-letting could adversely affect our rental revenues and impede our growth.

We depend on our on-site personnel to maximize customer satisfaction at each of our facilities; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If we are unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to stockholders.

Legal claims related to moisture infiltration and mold could arise in one or more of our properties, which could adversely affect our revenues.

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. Although we will take all reasonable precautions to prevent moisture infiltration, we cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We will seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our revenues.

Delays in development and lease-up of our properties would reduce our profitability.

With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors, could delay our anticipated tenant occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to stockholders.

The self storage facilities we own and operate are leased directly to tenants who store their belongings without any immediate inspections or oversight from us. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters or events caused by fault of a tenant, fault of a third-party or our own fault. Such damage may or may not be covered by insurance maintained by us, if any. Our customers may maintain their own insurance coverage on storage contents in their sole discretion. Our Advisor determines the amounts and types of insurance coverage that we maintain including any coverage over the contents of any properties we own. Such determinations are made on a case-by-case basis by our Advisor, based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. Historically our Sponsor has maintained coverage that includes comprehensive property and general liability coverage, including customer goods legal liability coverage, which covers damage to customer goods due to liability on our part, however, there is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we require our tenants to sign an agreement stating that they will not store hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our tenants will not store flammable, hazardous, illegal or other dangerous materials which might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, may have adverse effects on our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our self storage facilities including but not limited to, land use, zoning and permitting requirements outside of our control by governmental authorities at the local level, which can restrict the availability of land for development and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

If we enter into non-compete agreements with the sellers of the self storage properties that we acquire, and the terms of those agreements expire, the sellers may compete with us within the general location of one of our self storage facilities, which could have an adverse effect on our operating results and returns to our stockholders.

We may enter into non-compete agreements with the sellers of the self storage properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing self storage property for a predetermined time frame and within a geographic radius of a self storage facility we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate or become employed by a competing self storage facility within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs; and

•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

We may acquire properties with stabilized occupancy levels or properties in lease-up. Therefore, certain of the real properties we acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of tenants. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. In addition, because properties’ market values depend principally upon the occupancy rates, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce stockholders’ return.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when cap rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Internal Revenue Code of 1986, as amended (the “Code”) or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

Adverse economic conditions may negatively affect our returns and profitability.

Recent geopolitical events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties are located. The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in tenant defaults under leases;

•	re-leasing may require reduced rental rates under the new leases; and

•	increased insurance premiums, resulting in part from the increased risk of terrorism, may reduce funds available for distribution.

A continuing environment of declining prices could further weaken real estate markets. We do not know how long the slowdown will last, or when, or even if, real estate markets will return to more normal conditions. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our operations could be negatively affected to the extent that the current economic downturn is prolonged or becomes more severe.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

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

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Although we expect that we will invest primarily in properties that have operating histories or whose construction is complete, from time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including our self storage properties, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of their investment.

Further, we may not obtain an independent third-party environmental assessment for every property we acquire. In addition, we cannot assure you that any such assessment that we do obtain will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure you that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in the Offering, which could result in a less diversified portfolio of real estate.

Risks Associated with Debt Financing

We have incurred mortgage indebtedness and may incur other borrowings, which may increase our business risks.

While we intend to use low leverage (less than 50%) during the Offering, we may place permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties as funds are being raised in the Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

We have incurred indebtedness secured by certain of our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

We run the risk of being unable to refinance our properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our indebtedness will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.

Although, technically, our board may approve unlimited levels of debt, our Charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Risks Associated with Co-Ownership of Real Estate

We may have increased exposure to liabilities from litigation as a result of our participation in a tenant-in-common program.

U.S. Commercial, our Sponsor and an affiliate of our Advisor, has developed tenant-in-common programs to facilitate the acquisition of real estate properties to be owned in co-tenancy arrangements with persons who are looking to invest proceeds from a sale of real estate to qualify for like-kind exchange treatment under Section 1031 of the Code. We may participate in the tenant-in-common program by either co-investing in the property with the exchange investors or purchasing a tenant-in common interest from an affiliate of our Advisor, generally at the cost of the property paid by such affiliate. Changes in tax laws may result in tenant-in-common programs no longer being available, which may adversely affect such programs or cause them not to achieve their intended value. Even though we will not sponsor these tenant-in-common programs, we may be named in or otherwise required to defend against any lawsuits brought by tenant-in-common participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service (IRS) conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. In such event we may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by other tenant-in-common participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may be subject to risks associated with tenant-in-common programs inherent in ownership of co-tenancy interests with non-affiliated third parties.

In connection with some of our property acquisitions, we currently or subsequently may become tenant-in-common owners of properties in which an affiliate of our Advisor sells tenant-in-common interests to tenant-in-common participants. As an owner of tenant-in-common interests in properties, we will be subject to the risks inherent to the ownership of co-tenancy interests with unrelated third parties. In a substantial majority of these transactions, the underlying property serves as collateral for the mortgage loan to finance the purchase of the property. To the extent the loan is not repaid in full as part of the tenant-in-common program, the loan remains outstanding after the sale of the co-tenancy interests to the tenant-in-common participants. Each co-tenant is a borrower under the loan agreements. However, these loans generally are non-recourse against the tenant-in-common participants interests and are secured by the real property. However, the tenant-in-common participants are required to indemnify, and become liable to, the lender for customary carve-outs under the applicable financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

We may be subject to risks associated with the co-tenants in our co-ownership arrangements that otherwise may not be present in other real estate investments.

We may enter into tenant-in-common, Delaware Statutory Trust, or other co-ownership arrangements with respect to a portion of the properties we acquire. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•

the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-owner owning interests in the property;

•

the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•

the risk that a co-owner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-ownership arrangement; or

•

the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other co-owners, we will not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including this offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of our Operating Partnership or an underlying property owner could also threaten our ability to maintain REIT status.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiary which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Strategic Storage TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable

REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•

Part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•

Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

Under recently enacted tax legislation, the tax rate applicable to qualifying corporate distributions received by individuals prior to 2009 has been reduced to a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in to be a prohibited transaction which could result in additional tax consequences.

If stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce UBTI for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the DOL plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2008, we had purchased three self storage facilities located in three states aggregating approximately 196,500 rentable square feet. The following table sets forth certain summary information regarding our facilities as of December 31, 2008:

Facility	Facility Location	Acquisition Date	Year Built	Total Units	Rentable Square Feet	Physical Occupancy(1)
Storage Advantage Biloxi	Biloxi, Mississippi	9/25/08	1980/1984/1992	596	66,600	72.0%
Storage Advantage Gulf Breeze	Gulf Breeze, Florida	9/25/08	1978/1982/2004	705	80,000	86.5%
STOR-IT SELF STORAGE - Manassas	Manassas, Virginia	12/19/08	1996	500	49,900	75.6%

Total				1,801	196,500	78.8%

(1)	Represents occupied square feet divided by total rentable square feet as of December 31, 2008

Biloxi, Mississippi and Gulf Breeze, Florida

On September 25, 2008, we acquired self storage facilities located in Biloxi, Mississippi (Biloxi Property) and Gulf Breeze, Florida (Gulf Breeze Property), from U-Store It, L.P., an unaffiliated third party, for a total purchase price of $10,760,000 plus closing costs and acquisition fees. We paid our Advisor $269,000 in acquisition fees in connection with this acquisition.

The Biloxi Property is a 596-unit self storage facility that sits on 5.9 acres and contains approximately 66,600 rentable square feet of self storage space. The Biloxi Property includes a mix of climate and non-climate controlled units, with 16 of the units being uncovered RV, boat and car storage spaces. It is located at 1742 Pass Road, Biloxi, Mississippi, on the west side of Interstate 110, south of Interstate 10. The Biloxi Property sits in an in-fill location where little additional land is available for new development, is located in a major artery of Biloxi with good visibility that has high traffic counts and is surrounded by residential developments. The Biloxi Property was 72% physically occupied as of December 31, 2008. It was completed in 1980 and expanded in 1984 and 1992. The Biloxi Property includes multiple storage buildings, an office and a manager’s apartment, all constructed with masonry block exterior walls and steel roofing and framing on concrete foundations with asphalt drive and parking surfaces. The units have either garage style, roll-up doors or swing doors. We anticipate making minor capital improvements to the Biloxi Property at a cost of approximately $75,000.

The Gulf Breeze Property is a 705-unit self storage facility that sits on 1.6 acres and contains approximately 80,000 rentable square feet of self storage space. The Gulf Breeze Property includes a mix of climate and non-climate controlled units, with 13 of the units being uncovered RV, boat and car storage spaces. It is located at 15 McClure Drive, Gulf Breeze, Florida, less than .2 miles north of U.S. Highway 98 near its intersection with State Highway 399. The Gulf Breeze Property sits in a fast growing area where little additional land is available for new development, is adjacent to a new retail complex, including a Publix Supermarket, and has exposure to U.S. Highway 98 and its high traffic counts. The Gulf Breeze Property was 86.5% physically occupied as of December 31, 2008. It was completed in 1978 and expanded in 1982 and 2004. The Gulf Breeze Property includes multiple storage buildings and an office, both constructed with steel exterior walls, roofing and framing on concrete foundations with asphalt drive and parking surfaces. The units have either garage style, roll-up doors or swing doors. We anticipate making minor capital improvements to the Gulf Breeze Property at a cost of approximately $50,000.

In connection with the acquisition of the Biloxi Property and the Gulf Breeze Property, we, through two special purpose entities formed to acquire and hold the Biloxi Property and the Gulf Breeze Property (collectively, the “Borrowing Entities”), entered into a secured promissory note with Spectrum Realty Mezzanine Fund I, LLC (“Spectrum”) dated September 25, 2008 in the amount of $4,000,000 (the “Spectrum Promissory Note”). The Spectrum Promissory Note matures on March 25, 2009, with the entire principal balance and all accrued interest coming due on such date, subject to three one-month extensions upon mutual consent for an additional fee. The Spectrum Promissory Note bears a fixed interest rate of 13.0%, and we paid a loan fee in the amount of 3.0% of the funded loan amount at the loan closing. The Spectrum Promissory Note provides for interest-only payments payable in arrears on the first day of each calendar month during the six-month term. We may prepay all or a portion (in at least $500,000 increments) of the Spectrum Promissory Note without penalty, at any time, upon 15 days written notice to Spectrum. The Spectrum Promissory Note is secured by a deed of trust on our interest in the Biloxi Property, a mortgage on our interest in the Gulf Breeze Property and certain of the assets of the Borrowing Entities. In addition, we and our Operating Partnership both executed a guaranty in favor of Spectrum guaranteeing the payment of the Spectrum Promissory Note.

On March 16, 2009, the Spectrum Promissory Note was repaid in full. See Note 10 in our Consolidated Financial Statements.

Manassas, Virginia

On December 19, 2008, we acquired a self storage facility located in Manassas, Virginia (Manassas Property) from Godwin Stor-It, LLC, an unaffiliated third party. The purchase price for the Manassas Property was $4,700,000 plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor $117,500 in acquisition fees in connection with this acquisition.

The Manassas Property is a 500-unit self storage facility that consists of five two-level storage buildings that sit on approximately 2.3 acres and contain approximately 49,900 rentable square feet of self storage space, located at 10490 Colonel Court, Manassas, Virginia, close to a major traffic intersection of State Highways 28 and 234, approximately 27 miles southwest of Washington, D.C. The Manassas Property was 75.6% physically occupied as of December 31, 2008. It was constructed in 1996. The Manassas Property is located on the western side of Manassas, in the Interstate 66 corridor of western Prince William County, in Northern Virginia.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 25, 2009, we had approximately 3.1 million shares of common stock outstanding, including approximately 29,000 shares issued pursuant to our distribution reinvestment plan, held by a total of 1,002 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our Charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange or are included for quotation on The Nasdaq National Market, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Until three years after the completion of any subsequent offerings of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value (unless we have made a special distribution to stockholders of net sales proceeds from the sale of one or more properties prior to the date of determination of net asset value, in which case we will use the offering price less the per share amount of the special distribution). Beginning three years after the completion of the last offering of our shares, our board of directors will determine the value of the properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole.

We will provide annual reports of our determination of value (1) to IRA trustees and custodians not later than January 15 of each year, and (2) to other Plan fiduciaries within 75 days after the end of each calendar year. Each determination may be based upon valuation information available as of October 31 of the preceding year, updated, however, for any material changes occurring between October 31 and December 31.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•	the estimated value per share would actually be realized by our stockholders upon liquidation, because these estimates do not necessarily indicate the price at which properties can be sold;

•	our stockholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop; or

•	that the value, or method used to establish value, would comply with ERISA or Code requirements described above.

Distributions

We expect to make an election to be taxed as a REIT, under Sections 856 through 860 of Code, and expect to be taxed as such commencing with our taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

The following table shows the distributions we have declared during the year ended December 31, 2008:

Quarter	Total Distributions Declared	Distributions Declared per Common Share		Return of Capital	Ordinary Income
2nd Quarter 2008	$15,490	$.07	(1)	$15,490	$—
3rd Quarter 2008	$120,573	$.18		$120,573	$—
4th Quarter 2008	$283,108	$.18		$283,108	$—

1)	Dividends began on May 22, 2008, the date we satisfied the minimum offering requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2008, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	208,055
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	208,055

Use of Proceeds from Registered Securities

We registered 110,000,000 shares of our common stock in the Offering (SEC File no. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2008, we had issued approximately 2.1 million shares of common stock in our Offering, raising gross offering proceeds of approximately $20.8 million. From this amount, we paid $386,500 in acquisition fees to our Advisor, approximately $2.1 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $1.6 million was reallowed to third-party broker dealers), and approximately $2.6 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $15.5 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

Recent Sales of Unregistered Securities

We issued 100 shares of our common stock to our Advisor in connection with our inception on August 24, 2007 at $10.00 per share, for a total of $1,000. On January 27, 2009, in consideration for their service on our board of directors, we issued 2,500 shares of restricted stock to each of our independent directors, which vest ratably over a period of four years from the date such director was appointed to our board of directors, under our Employee and Director Long-Term Incentive Plan. These shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. We did not issue any shares of stock under our Employee and Director Long-Term Incentive Plan in the year ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, or included for quotation on a national market system, and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion consisting of at least 25%, of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, our Advisor or their affiliates any fees to complete any transactions under our share redemption program.

The redemption price per share will depend on the length of time stockholders have held such shares as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	after one year from the purchase date — 92.5% of the Redemption Amount (as defined below);

•	after two years from the purchase date — 95.0% of the Redemption Amount;

•	after three years from the purchase date — 97.5% of the Redemption Amount; and

•	after four years from the purchase date — 100% of the Redemption Amount.

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering at $10 per share, the Redemption Amount shall be the lesser of the amount stockholders paid for their shares or $10 per share. If at any time we are engaged in an offering of shares at a different amount than $10 per share, the Redemption Amount shall be the per share price of the current offering of shares. For three years after our most recent offering of shares, the Redemption Amount shall be the per share price of the most recent offering. Thereafter the per share Redemption Amount will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

Stockholders generally have to hold their shares for one year before selling their shares to us under the program; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for the shares.

During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

We will redeem our shares on the last business day of the month following the end of each quarter. Requests for redemption would have to be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. Stockholders may withdraw their request to have their shares redeemed at any time prior to the last day of the applicable quarter.

If we could not purchase all shares presented for redemption in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor redemption requests on a pro rata basis. We would treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. At such time, stockholders may then (1) withdraw their request for redemption at any time prior to the last day of the new quarter or (2) ask that we honor their request at such time, if, any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.

Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. Additionally, we will be required to discontinue sales of shares under our distribution reinvestment plan on the earlier of March 17, 2010, which is two years from the effective date of the Offering, or the date we sell 10,000,000 shares under the plan, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our distribution reinvestment plan, the discontinuance or termination of our distribution reinvestment plan will adversely affect our ability to redeem shares under our share redemption program. We would notify stockholders of such developments (1) in the annual or quarterly reports mentioned above or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of our shares on a national securities exchange, inclusion of our shares for quotation on a national market system, or our merger with a listed company. Our share redemption program will be terminated if our shares become listed on a national securities exchange or included for quotation on a national market system. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program will be cancelled and return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2008, we did not redeem any shares under our share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in the annual report on Form 10-K:

	For the Year Ended December 31, 2008	For the Period from August 14, 2007 through December 31, 2007
Operating Data
Total revenues	$365,651	$—
Loss from continuing operations	(1,504,293)	—
Net loss	(1,504,293)	—
Loss from continuing operations per common share-basic and diluted	(2.50)	—
Dividends declared per common share (annualized)	0.70	—
Balance Sheet Data
Real estate facilities	$15,166,724	$—
Total assets	19,819,983	201,000
Total debt	4,000,000	—
Total liabilities	5,532,519	—
Stockholders’ equity	14,186,744	1,000
Other Data
Net cash used in operating activities	$(1,106,248)	$—
Net cash used in investing activities	(16,311,595)	—
Net cash provided by financing activities	19,831,475	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

The Company was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. The Company is a newly formed entity and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31.

On August 24, 2007, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Charter authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are currently offering a maximum of 110,000,000 shares of common stock in the Offering, consisting of 100,000,000 shares for sale to the public in the Primary Offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan.

On March 17, 2008, the SEC declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2008, we had issued approximately 2.1 million shares of our common stock for gross proceeds of approximately $20.8 million.

In addition to being the sponsor of our Offering, our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and our Property Manager.

On September 25, 2008, we closed on the purchase of our first two self storage facilities located in Biloxi, Mississippi and Gulf Breeze, Florida. The purchase price for the two facilities was $10,760,000 exclusive of closing costs and acquisition fees. The acquisition was funded by net proceeds from the Offering and a $4 million loan secured by the two facilities.

On December 19, 2008, we closed on the purchase of our third self storage facility located in Manassas, Virginia. The purchase price for this facility was $4,700,000 exclusive of closing costs and acquisition fees. This acquisition was funded by net proceeds from the Offering.

As of December 31, 2008, we own three self storage facilities totaling 196,500 rentable square feet.

The Company derives revenues principally from rents received from its customers who rent units at our self storage facilities under month-to-month leases. Therefore our operating results depend significantly on our ability to retain our existing customers and lease our available self storage units to new customers, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our customers making their required rental payments to us. We believe that our Property Manager’s approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

We have no paid employees and are externally advised and managed by our Advisor.

Critical Accounting Estimates

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our real estate assets have been impaired; the determination of the useful lives of our long lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 to the consolidated financial statements included in this annual report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values will be based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties will be allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we will estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values will be used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

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

REIT Qualification

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT commencing with the taxable year ended December 31, 2008. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial conditions and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ending December 31, 2008, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. On September 25, 2008, we closed on the purchase of our first two self storage facilities. On December 19, 2008, we closed on the purchase of our third self storage facility. The operating results of such facilities are included in our results of operations from their respective purchase dates. As we had no operations during 2007, no comparative information or discussion of 2007 results is presented.

Our results of operations for the year ended December 31, 2008, are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization expense and interest expense will each significantly increase in future periods as a result of anticipated future acquisitions of real estate assets.

Operating results for the year ended December 31, 2008

Self Storage Rental Income

Rental income for the year ended December 31, 2008, was $363,006, which represents the rental revenue of two self storage facilities acquired on September 25, 2008 and 13 days of rental income of a self storage facility acquired on December 19, 2008. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2008, were $174,025, which represents the operating expenses of two self storage facilities acquired on September 25, 2008, and 13 days of operating expenses of a self storage facility acquired on December 19, 2008. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. Of the total operating expenses, $54,485 were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008, were $1,247,654. Such expenses consist primarily of legal expenses, directors and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors meetings related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $259,991 for the year ended December 31, 2008. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions in 2008. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense was $141,555 for the year ended December 31, 2008, and relates to interest incurred on the loan which partially funded our acquisition of two self storage facilities on September 25, 2008. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Other financing costs

Other financing costs were $48,490 for the year ended December 31, 2008, and represent costs incurred in seeking financing for the acquisition of two self storage facilities, which closed on September 25, 2008, for financing that was ultimately not obtained.

Funds From Operations

We believe that funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REIT’s. We believe that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REIT’s may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently from us.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the year ended December 31, 2008:

Net loss	$(1,504,293)
Add:
Depreciation	111,256
Amortization of intangible assets	148,735

FFO	$(1,244,302)

Weighted average shares outstanding - basic and diluted	601,403

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Through May 22, 2008, the date we satisfied the minimum offering requirements of the Primary Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our operating expenses incurred before we raised the minimum offering. We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of the Offering, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor. Per the advisory agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

Net cash flows provided by financing activities for the year ended December 31, 2008 were approximately $19.8 million, consisting primarily of net proceeds from issuance of common stock in the Offering of approximately $16 million, borrowings related to purchase of real estate facilities of $4 million and amounts due to our affiliates of approximately $1 million, offset by distributions paid of approximately $196,000, deferred financing costs related to borrowings of approximately $166,000 and funds due from our escrow company for Offering proceeds of approximately $809,000. Net cash flows used in investing activities for the year ended December 31, 2008 totaled approximately $16.3 million, which principally represents the purchase price, acquisition fees and closing costs related to the three self storage facilities we acquired in 2008. Net cash flows used in operating activities for the year ended December 31, 2008 were approximately $1.1 million, consisting primarily of our net loss of approximately $1.5 million less depreciation and amortization expense and changes in certain of our operating assets and liabilities.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. The Spectrum Promissory Note, which was set to mature on March 25, 2009, was repaid in full on March 16, 2009, through us entering into a loan agreement with a new lender (See Subsequent Events below). Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Potential future sources of capital include proceeds from the Offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of the Offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2008:

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year
Outstanding Debt Obligations(1)	$4,000,000	$4,000,000
Purchase Obligations(2)	$9,900,000	$9,900,000

(1)	As of December 31, 2008, we had one outstanding debt obligation which consisted of a $4 million secured promissory note we entered into in connection with our purchase of two self storage facilities on September 25, 2008. This note matures on March 25, 2009, with the entire principal balance and all accrued interest coming due on such date, subject to three one-month extensions upon mutual consent. This note was repaid in full in March 2009. See Note 10 to our Consolidated Financial Statements.

(2)	As of December 31, 2008, we had entered into a purchase and sale agreement with unaffiliated third parties to acquire three self storage facilities located in Kentucky for a purchase price of $9,900,000. These facilities were acquired on February 12, 2008, using a combination of the net proceeds from the Offering and seller financing of $4,500,000.

Subsequent Events

Offering Status

We commenced the Offering on March 17, 2008. Through March 25, 2009, we have received aggregate gross offering proceeds of approximately $31.5 million from the sale of approximately 3.1 million shares in the Offering.

Restricted Stock

On January 27, 2009, we issued 2,500 shares of restricted stock to each of our two independent board of directors. These shares will vest ratably over a period of four years from the date such director was appointed to our board of directors.

Acquisitions

On February 12, 2009, we acquired three self storage facilities located in Walton, Kentucky, Crescent Springs, Kentucky and Florence, Kentucky (the “Best Self Storage Portfolio”). We purchased the Best Self Storage Portfolio from unaffiliated third parties for a purchase price of $9.9 million plus closing costs and acquisition fees. We paid our Advisor $247,500 in acquisition fees in connection with this acquisition. The acquisition was funded by net proceeds from the Offering and two promissory notes totaling $4.5 million (the “Best Notes”) issued by the sellers. The Best Notes mature on February 12, 2014 and bear a fixed interest rate of 5% per annum during the first three of their five year terms and 6% per annum during the final two years of their five year terms. Mandatory prepayments of principal totaling $2.5 million are due on February 12, 2012. The Best Notes are secured by a mortgage, security agreement and financing statement on our interest in each of the three properties and are cross-collateralized.

Declaration of Dividends

On March 24, 2009, our board of directors declared a distribution rate for the second quarter of 2009 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2009 and continuing on each day thereafter through and including June 30, 2009.

Financing

On March 16, 2009, we, through two wholly-owned subsidiaries of our Operating Partnership, entered into a loan agreement and related secured promissory notes with BB&T Real Estate Funding LLC (“BB&T”) in the amount of $4,975,000 (collectively, the “BB&T Loan”). Proceeds from the BB&T Loan were used to pay off the Spectrum Promissory Note dated September 25, 2008, in the amount of $4,000,000, and to pay loan fees and closing costs in the amount of approximately $125,000, with additional proceeds to be used to fund future acquisitions and operating expenses. The BB&T Loan matures on April 1, 2012 and bears a variable interest rate of three-month LIBOR plus 450 basis points (4.50%), with a minimum interest rate to be charged of 6.50% per annum. The interest rate will be adjusted monthly throughout the term of the BB&T Loan. We paid total loan fees in the amount of 1.5% of the funded loan amount. The BB&T Loan provides for interest-only payments during the first year of the loan term. During the second and third years of the loan term, monthly principal and interest payments shall be payable based on a 30-year amortization schedule in the second year and a 25-year amortization schedule in the third year. After March 31, 2010, we may prepay all of the BB&T Loan upon 30 days written notice to BB&T.

The BB&T Loan is secured by a deed of trust on our interest in the Biloxi Property, a mortgage on our interest in the Gulf Breeze Property, and related improvements, rents, furniture, fixtures and other items. In addition, we executed a guaranty in favor of BB&T guaranteeing the payment of the BB&T Loan. Upon the payoff of the BB&T Loan, we shall owe BB&T an exit fee in the amount of 1% of the loan proceeds, half of which shall be waived by BB&T if the payoff is accomplished with financing provided by BB&T or one of its affiliates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the year ended December 31, 2008 or the period from our inception on August 14, 2007 to December 31, 2007.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2009 Proxy Statement. Only those sections of the 2009 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2009 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2009 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2009 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2009 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2009 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. Schedule III — Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b) See (a) 3 above.

(c) See (a) 2 above.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

3.1	Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus dated March 17, 2008)

5.1	Opinion of Powell Goldstein LLP as to legality of securities, incorporated by reference to Exhibit 5.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on February 4, 2008, Commission File No. 333-146959

8.1	Opinion of Powell Goldstein LLP as to tax matters, incorporated by reference to Exhibit 8.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.2	Advisory Agreement, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.3	Escrow Agreement between Strategic Storage Trust, Inc. and The Bank of New York, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.5	Strategic Storage Trust, Inc. Distribution Reinvestment Plan (included as Appendix C to the prospectus dated March 17, 2008)

10.6	Agreement for Purchase and Sale for the Biloxi Property and the Gulf Breeze Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 31, 2008, Commission File No. 333-146959

10.7	Amendment No. 1 to Agreement for Purchase and Sale for the Biloxi Property and the Gulf Breeze Property, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 31, 2008, Commission File No. 333-146959

10.8	Secured Promissory Note in favor of Spectrum Realty Mezzanine Fund I, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 1, 2008, Commission File No. 333-146959

10.9	Guaranty by the Company in favor of Spectrum Realty Mezzanine Fund I, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on October 1, 2008, Commission File No. 333-146959

10.10	Purchase and Sale Agreement for the Best Self Storage Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 13, 2008, Commission File No. 333-146959

10.11	Second Amendment to Purchase and Sale Agreement for the Best Self Storage Portfolio, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 13, 2008, Commission File No. 333-146959

10.12	Purchase and Sale Agreement for the Manassas Property, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 13, 2008, Commission File No. 333-146959

10.13	Promissory Note in favor of Garrard Street Enterprises, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.14	Promissory Note in favor of Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.15	Cross Collateralization and Cross Default Agreement for Benefit of Garrard Street Enterprises, LLC and Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.16	Loan Agreement by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.17	Consolidated, Amended and Restated Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.18	Future Advance Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.19	Guaranty by Strategic Storage Trust, Inc. in favor of BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.20	Amendment to Advisory Agreement dated March 25, 2009

21.1	Subsidiaries of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 30, 2009.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	President and Director (Principal Executive Officer)	March 30, 2009

/s/ Michael S. McClure Michael S. McClure	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2009

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 30, 2009

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 30, 2009

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and the period from August 14, 2007 (date of inception) through December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. Strategic Storage Trust’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from August 14, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ REZNICK GROUP, P.C.

Baltimore, Maryland
March 30, 2009

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$2,614,632	$201,000
Real estate facilities:
Land	3,512,365	—
Buildings	10,474,575	—
Site Improvements	1,179,784	—

	15,166,724	—
Accumulated depreciation	(89,516)	—

	15,077,208	—
Escrow receivable	809,214	—
Prepaid expenses	390,627	—
Deferred financing costs, net of accumulated amortization	77,374	—
Intangible assets, net of accumulated amortization	728,354	—
Other assets	122,574	—

Total assets	$19,819,983	$201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory note	$4,000,000	$—
Accounts payable and accrued liabilities	247,199	—
Due to affiliates	1,172,014	—
Distributions payable	113,306	—

Total liabilities	5,532,519	—
Minority interest	100,720	200,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 2,080,559 and 100 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2,081	1
Additional paid-in capital	16,108,127	999
Distributions	(419,171)	—
Accumulated deficit	(1,504,293)	—

Total stockholders’ equity	14,186,744	1,000

Total liabilities and stockholders’ equity	$19,819,983	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2008 and Period from August 14, 2007 through December 31, 2007

	2008	2007
Revenues:
Self storage rental income	$363,006	$—
Ancillary operating income	2,645	—

Total revenues	365,651	—

Operating expenses:
Property operating expenses	119,540	—
Property operating expenses – affiliates	54,485	—
General and administrative	1,247,654	—
Depreciation	111,256	—
Intangible amortization expense	148,735	—

Total operating expenses	1,681,670	—

Operating loss	(1,316,019)	—
Other income (expense):
Interest expense	(141,555)	—
Deferred financing amortization expense	(88,427)	—
Interest income	27,126	—
Other financing costs	(48,490)	—
Other	(27,678)	—

Loss before minority interest in loss of subsidiary	(1,595,043)	—
Minority interest in loss of subsidiary	90,750	—

Net loss	$(1,504,293)	$—

Net loss per share – basic and diluted	$(2.50)	$—

Weighted average shares outstanding	601,403	93

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended December 31, 2008 and Period from August 14, 2007 through December 31, 2007

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total
Balance as of August 14, 2007	—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	1	999	—	—	1,000

Balance as of December 31, 2007	100	1	999	—	—	1,000
Gross proceeds from issuance of common stock	2,068,042	2,068	20,664,901	—	—	20,666,969
Offering costs	—	—	(4,675,728)	—	—	(4,675,728)
Distributions	—	—	—	(419,171)	—	(419,171)
Issuance of shares for distribution reinvestment plan	12,417	12	117,955	—	—	117,967
Net loss	—	—	—	—	(1,504,293)	(1,504,293)

Balance as of December 31, 2008	2,080,559	$2,081	$16,108,127	$(419,171)	$(1,504,293)	$14,186,744

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2008 and Period from August 14, 2007 through December 31, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,504,293)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	348,417	—
Minority interest in loss of subsidiary	(90,750)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(2,445)	—
Accounts payable and other accrued liabilities	247,199	—
Due to affiliates	18,469	—
Prepaid expenses	(122,845)	—

Net cash used in operating activities	(1,106,248)	—

Cash flows from investing activities
Purchase of real estate facilities	(16,043,813)	—
Deposits on acquisition of real estate facilities	(267,782)	—

Net cash flows used in investing activities	(16,311,595)	—

Cash flows from financing activities:
Secured promissory note	4,000,000	—
Deferred financing costs	(165,800)	—
Gross proceeds from issuance of common stock	20,666,969	1,000
Offering costs	(4,675,728)	—
Gross proceeds from minority interest investment	—	200,000
Escrow receivable	(809,214)	—
Due to affiliates	1,011,676	—
Distributions paid	(187,898)	—
Distributions paid to minority interest	(8,530)	—

Net cash flows provided by financing activities	19,831,475	201,000

Increase in cash and cash equivalents	2,413,632	201,000
Cash and cash equivalents, beginning of period	201,000	—

Cash and cash equivalents, end of period	$2,614,632	$201,000

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$141,555	$—
Distributions payable	$113,306	$—
Issuance of shares for distribution reinvestment plan	$117,967	$—
Purchase of furniture and equipment	$141,869	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2008, we had issued approximately 2.1 million shares of our common stock for gross proceeds of approximately $20.8 million.

Our dealer manager, U.S. Select Securities LLC, is one of our affiliates. Our dealer manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. On September 25, 2008, we acquired our first two self storage facilities and on December 19, 2008, we acquired our third self storage facility (See Note 3).

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company, which was formed in August 2007 to manage our properties. Our property manager will derive substantially all of its income from the property management services it will perform for us.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

moving equipment) through our taxable REIT subsidiary, Strategic Storage TRS, Inc., a Delaware corporation (the “TRS”) formed on August 15, 2007, which is a wholly owned subsidiary of our Operating Partnership.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as a capital contribution in exchange for additional units of interest in the Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. We are the sole general partner of our Operating Partnership and our Advisor is currently the only limited partner of our Operating Partnership. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

Our financial statements and the financial statements of our Operating Partnership, including its wholly owned subsidiaries, are consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2008, the Company’s account balances were fully insured by the Federal Deposit Insurance Corporation.

Real Estate Purchase Price Allocation

We account for our acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). Upon acquisition of a property, we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, at market leases represent an intangible asset. The Company recorded $877,089 in intangible assets to recognize the value of in-place leases related to its acquisitions in 2008. Additionally, we do not expect, nor to date have we, recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent.

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss. As of December 31, 2008, no impairment losses have been recognized.

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate. As of December 31, 2008 and 2007, we have not invested in any unconsolidated joint ventures.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rents is included in other assets.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Allowance for Doubtful Accounts

Tenant accounts receivable are reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 35 years
Site Improvements	7 to 10 Years

Corporate assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight –line basis over 17 to 22 months (the estimated future benefit period). At December 31, 2008, the purchase price allocated to in-place leases was $877,089. Amortization expense of in-place leases was $148,735 for the year ended December 31, 2008. The Company estimates annual amortization expense of in-place leases will be approximately $604,000 for 2009 and $125,000 for 2010.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization expense of deferred financing costs was $88,427 for the year ended December 31, 2008. The Company estimates annual amortization expense of deferred financing costs will be $77,374 for 2009.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2008, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments. The carrying value of the secured promissory note obtained in connection with the acquisition of real estate assets approximates fair value because of the relatively short-term nature of the instrument and based upon management’s estimates of current interest rates and terms available to the Company.

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying consolidated balance sheets. The minority interest was initially reported at the $200,000 capital investment from the Advisor and was subsequently adjusted for the limited partner’s share of current year losses and distributions. If the minority interest’s share of losses will cause the minority interest balance to be less than zero, the minority interest balance will be reported as zero unless there is an obligation of the minority interest holders to fund those losses. Any losses in excess of the minority interest will be charged against stockholders’ equity. If future earnings materialize, stockholders’ equity will be credited for all earnings up to the amount of losses previously absorbed.

Income Taxes

We expect to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have elected to treat the TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS follows SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. The TRS commenced operations on September 25, 2008. For the year ended December 31, 2008, the TRS had an operating loss for financial reporting purposes of approximately $2,600. Accordingly, a valuation allowance has been established against any deferred tax assets relating to the TRS. For the year ended December 31, 2008, the Company is expected to have an operating loss for tax purposes. Therefore, 100% of the distributions paid on our common shares represent a return of capital.

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements since we have no assets or liabilities that are recognized at fair value on a recurring basis as of December 31, 2008.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active”, which clarifies the application of FASB 157, Fair Value Measurements, in a market that is not active. Among other things, FSP FAS 157-3 clarifies that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment. In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP FAS 157-3 was effective upon issuance and includes prior periods for which financial statements have not been issued. The Company has adopted FSP FAS 157-3, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,”, which replaced SFAS No. 141, “Business Combinations,” or SFAS 141. SFAS 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed and any non-controlling interests at their fair values on the acquisition date. The statement also requires that the acquisition-related transaction costs be expensed as incurred. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS 141 (R ) is effective for all business combinations occurring in fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. The adoption of this standard is expected to materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate assets, as related acquisition costs will be expensed as incurred compared to current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

The FASB has issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements (as amended)”, which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies, among other matters, that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements as opposed to being reported as liabilities or in the mezzanine section of the balance sheet. This statement becomes effective for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of our balance sheets to be reclassified as a component of stockholders’ equity, and minority interest’s share of income or loss will no longer be recorded in the statement of operations.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting under Accounting Principles Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. The adoption of the pronouncement is not expected to have a material impact on the Company since we currently have no equity method investments.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for the first interim period or fiscal year ending after December 15, 2008. The Company does not believe that the adoption of FSP FAS 140-4 and FIN 46R-8 will have an impact on the Company’s financial statements as the Company does not currently have significant variable interests.

Note 3. Real Estate Facilities

Biloxi, Mississippi and Gulf Breeze, Florida

On September 25, 2008, we acquired self storage facilities located in Biloxi, Mississippi (Biloxi Property) and Gulf Breeze, Florida (Gulf Breeze Property), from U-Store It, L.P., an unaffiliated third party for a total purchase price of $10,760,000 plus closing costs and acquisition fees. We paid our Advisor $269,000 in acquisition fees in connection with this acquisition. The acquisition was funded by net proceeds from the Offering and a $4 million loan secured by the Biloxi Property and Gulf Breeze Property (See Note 4).

The Biloxi Property is a 596-unit self storage facility that sits on approximately 5.9 acres and contains approximately 66,600 rentable square feet of self storage space. The Gulf Breeze Property is a 705-unit self storage facility that sits on approximately 3.0 acres and contains approximately 80,000 rentable square feet of self storage space.

We have accounted for the acquisition of these properties in accordance with FAS 141. We have made the following purchase price allocations: $2,461,846 to land, $7,057,787 to building, $833,794 to site improvements and $780,358 to intangible assets for in-place leases. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of September 25, 2008.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Manassas, Virginia

On December 19, 2008, we acquired a self storage facility located in Manassas, Virginia (Manassas Property) from Godwin Stor-It, LLC, an unaffiliated third party for a total purchase price of $4,700,000 plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor $117,500 in acquisition fees in connection with this acquisition.

The Manassas Property is a 500-unit self storage facility that consists of five two-level storage buildings that sit on approximately 2.3 acres and contain approximately 49,900 rentable square feet of self storage space.

We have accounted for the acquisition of this property in accordance with SFAS 141. We have made the following purchase price allocations: $1,050,519 to land, $3,416,788 to building, $324,517 to site improvements and $96,731 to intangible assets for in-place leases. The operating results of this acquired facility have been included in the Company’s operations since the acquisition date of December 19, 2008.

Note 4. Secured Promissory Note

On September 25, 2008, in connection with the acquisition of the Biloxi Property and the Gulf Breeze Property, we entered into a $4 million secured promissory note with Spectrum Realty Mezzanine Fund I, LLC (the “Spectrum Promissory Note”).

The Spectrum Promissory Note matures on March 25, 2009, with the entire principal balance and all accrued interest coming due on such date, subject to three one-month extensions upon mutual consent for an additional fee. The Spectrum Promissory Note bears a fixed interest rate of 13.0%, and we paid a loan fee in the amount of 3.0% of the funded loan amount at the loan closing. The Spectrum Promissory Note provides for interest-only payments payable monthly. We may repay all or a portion (in at least $500,000 increments) of the Spectrum Promissory Note without penalty, at any time, upon 15 days written notice. The Spectrum Promissory Note is secured by a deed of trust on our interest in the Biloxi Property, a mortgage on our interest in the Gulf Breeze Property and certain of the assets of the borrowing entities. In addition, we and our Operating Partnership both executed a guaranty in favor of the lender guaranteeing the payment of the Spectrum Promissory Note. For the year ended December 31, 2008, the Company paid $141,555 of interest expense related to this note. In March 2009, the Spectrum Promissory Note was repaid in full. See Note 10.

Deferred financing costs totaling $165,800 were paid in connection with the Spectrum Promissory Note and are being amortized over the life of the note, which is six months. Amortization of these deferred financing costs totaled $88,427 for the year ended December 31, 2008.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Pursuant to the terms of the agreements described above, the following related party costs were incurred for the year ended December 31, 2008 and any related amounts payable as of December 31, 2008 are summarized below:

	Year Ended December 31, 2008 Incurred	Payable
Expensed
Reimbursement of operating expenses (including organizational costs)	$1,206,272	$210,796
Asset management fees	32,067	11,161
Property management fees	22,418	7,308
Capitalized
Acquisition fees and closing costs	419,700	—
Prepaid expenses and other assets	184,282	184,282
Additional Paid-in Capital
Selling commissions	1,443,133	36,931
Dealer management fee	618,486	15,828
Reimbursements of offering costs	2,614,110	705,708

Total	$6,540,468	$1,172,014

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Advisory Agreement

Our Advisor will be entitled to receive various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor will receive acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor will also receive a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value, as defined, of our assets. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, or (2) in the alternative we terminate our Advisory Agreement or liquidate our portfolio.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Commencing four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Employee and Director Long-Term Incentive Plan

We have adopted an Employee and Director Long-Term Incentive Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of our Advisor, affiliate entities and full-time employees of such entities that provide services to us, and certain consultants to us and to our Advisor or to affiliate entities that provide services to us. Awards granted under the Plan may consist of restricted stock, stock options, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2008, no awards had been granted under the Plan.

Note 6. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders. As of December 31, 2008, we have sold 12,417 shares through our distribution reinvestment plan.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	92.5% of purchase price
2 or more but less than 3	95.0% of purchase price
3 or more but less than 4	97.5% of purchase price
4 or more	100.0% of purchase price

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. As of December 31, 2008, no shares have been purchased by the Company.

Redemption Rights

The limited partners of our Operating Partnership will have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 7. Declaration of Distributions

On December 16, 2008, our board of directors declared a distribution rate for the first quarter of 2009 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2009 and continuing on each day thereafter through and including March 31, 2009.

Note 8. Pro Forma Financial Information (Unaudited)

The following table summarizes on an unaudited pro forma basis the combined results of operations of the Company for the year ended December 31, 2008, as if the Company’s acquisitions discussed in Note 3 were completed as of January 1, 2008. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the period indicated, nor do they purport to predict the results of operations for future periods.

Year Ended December 31, 2008
Net revenues	$1,843,095
Loss before minority interest in loss of subsidiary	$(1,806,247)
Net loss	$(1,766,021)
Loss per common share	$(1.53)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 9. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the year ended December, 31, 2008:

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$—	$—	$22,075	$343,576
Total operating expenses	$—	$517,713	$325,844	$838,113
Net income (loss)	$32	$(439,206)	$(349,243)	$(715,876)
Net income (loss) per share-basic and diluted	$0.32	$(5.47)	$(0.51)	$(0.45)

Note 10. Subsequent Events

Restricted Stock

On January 27, 2009, we issued 2,500 shares of restricted stock to each of our two independent board of directors. These shares will vest ratably over a period of four years from the date such director was appointed to our board of directors.

Acquisitions

On February 12, 2009, we acquired three self storage facilities located in Walton, Kentucky, Crescent Springs, Kentucky and Florence, Kentucky, (the “Best Self Storage Portfolio”). We purchased the Best Self Storage Portfolio from unaffiliated third parties for a purchase price of $9.9 million plus closing costs and acquisition fees. We paid our Advisor $247,500 in acquisition fees in connection with this acquisition. The acquisition was funded by net proceeds from the Offering and two promissory notes totaling $4.5 million (the “Best Notes”) issued by the sellers. The Best Notes mature on February 12, 2014 and bear a fixed interest rate of 5% per annum during the first three of their five year terms and 6% per annum during the final two years of their five year terms. Mandatory prepayments of principal totaling $2.5 million are due on February 12, 2012. The Best Notes are secured by a mortgage, security agreement and financing statement on our interest in each of the three properties and are cross-collateralized.

Declaration of Dividends

On March 24, 2009, our board of directors declared a distribution rate for the second quarter of 2009 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2009 and continuing on each day thereafter through and including June 30, 2009.

Financing

On March 16, 2009, we, through two wholly-owned subsidiaries of our Operating Partnership, entered into a loan agreement and related secured promissory notes with BB&T Real Estate Funding LLC

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(“BB&T”) in the amount of $4,975,000 (collectively, the “BB&T Loan”). Proceeds from the BB&T Loan were used to pay off the Spectrum Promissory Note dated September 25, 2008, in the amount of $4,000,000, and to pay loan fees and closing costs in the amount of approximately $125,000, with additional proceeds to be used to fund future acquisitions and operating expenses. The BB&T Loan matures on April 1, 2012 and bears a variable interest rate of three-month LIBOR plus 450 basis points (4.50%), with a minimum interest rate to be charged of 6.50% per annum. The interest rate will be adjusted monthly throughout the term of the BB&T Loan. We paid total loan fees in the amount of 1.5% of the funded loan amount. The BB&T Loan provides for interest-only payments during the first year of the loan term. During the second and third years of the loan term, monthly principal and interest payments shall be payable based on a 30-year amortization schedule in the second year and a 25-year amortization schedule in the third year. After March 31, 2010, we may prepay all of the BB&T Loan upon 30 days written notice to BB&T.

The BB&T Loan is secured by a deed of trust on our interest in the Biloxi Property, a mortgage on our interest in the Gulf Breeze Property, and related improvements, rents, furniture, fixtures and other items. In addition, we executed a guaranty in favor of BB&T guaranteeing the payment of the BB&T Loan. Upon the payoff of the BB&T Loan, we shall owe BB&T an exit fee in the amount of 1% of the loan proceeds, half of which shall be waived by BB&T if the payoff is accomplished with financing provided by BB&T or one of its affiliates.

Offering Status

As of March 25, 2009, we have issued approximately 3.1 million shares of our common stock for gross proceeds of approximately $31.5 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition Building and Improvements	Gross Carrying Amount at December 31, 2008
Description	ST	Encum- brance	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Biloxi	MS	(1)	$518,702	$2,847,676	$11,933	$518,702	$2,859,609	$3,378,311	$33,796	1980/1984/1992	09/25/2008	7 to 30 Years
Gulf Breeze	FL	(1)	1,943,144	5,043,905	9,541	1,943,144	5,053,446	6,996,590	51,175	1978/1982/2004	09/25/2008	7 to 30 Years
Manassas	VA		1,050,519	3,741,304	—	1,050,519	3,741,304	4,791,823	4,545	1996	12/19/2008	10 to 35 Years

			$3,512,365	$11,632,885	$21,474	$3,512,365	$11,654,359	$15,166,724	$89,516

(1)	These properties are encumbered through one Secured Promissory Note with an outstanding balance of $4 million as of December 31, 2008.

Activity in real estate facilities during 2008 was as follows:

2008
Real estate facilities
Balance at beginning of year	$—
Acquisitions	15,145,250
Improvements	21,474

Balance at end of year	$15,166,724

Accumulated depreciation
Balance at beginning of year	$—
Depreciation expense	89,516

Balance at end of year	$89,516

Real estate facilities, net	$15,077,208

S-1