Form 10-Q
period 2009-03-31
Strategic Storage Trust, Inc.
filed 2009-05-12
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-53644

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2009: 4,037,252 shares, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$7,488,695	$2,614,632
Real estate facilities:
Land	5,282,365	3,512,365
Buildings	17,770,773	10,474,575
Site Improvements	2,023,128	1,179,784

	25,076,266	15,166,724
Accumulated depreciation	(240,954)	(89,516)

	24,835,312	15,077,208
Escrow receivable	721,820	809,214
Prepaid expenses	194,705	390,627
Deferred financing costs, net of accumulated amortization	206,974	77,374
Intangible assets, net of accumulated amortization	577,453	728,354
Restricted cash	126,019	—
Other assets	152,184	122,574

Total assets	$34,303,162	$19,819,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes	$9,475,000	$4,000,000
Accounts payable and accrued liabilities	648,048	247,199
Due to affiliates	1,217,095	1,172,014
Distributions payable	185,763	113,306

Total liabilities	11,525,906	5,532,519
Commitments and contingencies (Note 6)
Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 3,267,012 and 2,080,559 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,267	2,081
Additional paid-in capital	26,278,948	16,108,127
Distributions	(871,302)	(419,171)
Accumulated deficit	(2,721,354)	(1,504,293)

Total Strategic Storage Trust, Inc. stockholders’ equity	22,689,559	14,186,744

Noncontrolling interest	87,697	100,720

Total stockholders’ equity	22,777,256	14,287,464

Total liabilities and stockholders’ equity	$34,303,162	$19,819,983

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues:
Self storage rental income	$576,691	$—
Ancillary operating income	5,745	—

Total revenues	582,436	—

Operating expenses:
Property operating expenses	220,788	—
Property operating expenses - affiliates	101,647	—
General and administrative	436,544	—
Depreciation	162,449	—
Intangible amortization expense	150,901	—

Total operating expenses	1,072,329	—

Operating loss	(489,893)	—
Other income (expense):
Interest expense	(147,748)	—
Deferred financing amortization expense	(81,112)	—
Interest income	326	3,248
Other	(508,205)	—

Net income (loss)	(1,226,632)	3,248
Less: Net (income) loss attributable to the noncontrolling interest	9,571	(3,216)

Net income (loss) attributable to Strategic Storage Trust, Inc.	$(1,217,061)	$32

Net income (loss) per share – basic	$(0.46)	$0.32
Net income (loss) per share – diluted	$(0.46)	$0.32

Weighted average shares outstanding - basic	2,617,549	100
Weighted average shares outstanding - diluted	2,620,716	100

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Strategic Storage Trust, Inc. Stockholders					Noncontrolling Interest	Total
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit
Balance as of December 31, 2008	2,080,559	$2,081	$16,108,127	$(419,171)	$(1,504,293)	$100,720	$14,287,464
Gross proceeds from issuance of common stock	1,168,788	1,169	11,452,886	—	—	—	11,454,055
Issuance of restricted stock	1,250	1	12,499	—	—	—	12,500
Offering costs	—	—	(1,450,491)	—	—	—	(1,450,491)
Distributions	—	—	—	(452,131)	—	—	(452,131)
Distributions for noncontrolling interest	—	—	—	—	—	(3,452)	(3,452)
Issuance of shares for distribution reinvestment plan	16,415	16	155,927	—	—	—	155,943
Net loss	—	—	—	—	(1,217,061)	(9,571)	(1,226,632)

Balance as of March 31, 2009	3,267,012	$3,267	$26,278,948	$(871,302)	$(2,721,354)	$87,697	$22,777,256

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flows from operating activities:
Net income (loss) attributable to Strategic Storage Trust, Inc.	$(1,217,061)	$32
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	394,463	—
Expense related to issuance of restricted stock	12,500	—
Net income (loss) attributable to noncontrolling interest	(9,571)	3,216
Increase (decrease) in cash from changes in assets and liabilities:
Prepaid expenses	195,922	—
Other assets	(40,621)	—
Accounts payable and accrued liabilities	400,849	—
Due to affiliates	24,192	—

Net cash provided by (used in) operating activities	(239,327)	3,248

Cash flows from investing activities
Purchase of real estate facilities	(5,400,000)	—
Additions to real estate facilities	(9,542)	—
Change in restricted cash	(126,019)	—

Net cash flows used in investing activities	(5,535,561)	—

Cash flows from financing activities:
Payments on secured promissory note	(4,000,000)	—
Proceeds from issuance of secured promissory note	4,975,000	—
Deferred financing costs	(210,713)	—
Gross proceeds from issuance of common stock	11,454,055	—
Offering costs	(1,450,491)	—
Escrow receivable	87,394	—
Due to affiliates	20,889	—
Distributions paid	(223,731)	—
Distributions paid to noncontrolling interest	(3,452)	—

Net cash flows provided by financing activities	10,648,951	—

Increase in cash and cash equivalents	4,874,063	3,248
Cash and cash equivalents, beginning of period	2,614,632	201,000

Cash and cash equivalents, end of period	$7,488,695	$204,248

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$147,748	$—
Distributions payable	$185,763	$—
Issuance of shares for distribution reinvestment plan	$155,943	$—
Seller notes payable issued in connection with purchase of real estate facilities	$4,500,000	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Strategic Capital Holdings, LLC (formerly known as U.S. Commercial LLC), a Virginia limited liability company, is the sponsor of our initial public offering. Our sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of March 31, 2009, we had issued approximately 3.3 million shares of our common stock for gross proceeds of approximately $32.4 million.

Our dealer manager, U.S. Select Securities LLC, is one of our affiliates. Our dealer manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. On September 25, 2008, we acquired our first two self storage facilities, on December 19, 2008, we acquired our third self storage facility and on February 12, 2009, we acquired three additional self storage facilities, bringing our total self storage facilities to six as of March 31, 2009 (See Note 3).

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

MARCH 31, 2009

(Unaudited)

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

Note 2. Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

As of March 31, 2009, the Company’s account balances were fully insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of one of our loan agreements.

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for our acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141R”). Upon acquisition of a property, we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, at market leases represent an intangible asset. The Company recorded $877,089 in intangible assets to recognize the value of in-place leases related to its acquisitions in 2008. Additionally, we do not expect, nor to date have we, recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Under SFAS 141R acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. During the three months ended March 31, 2009, we expensed approximately $508,000 of acquisition related transaction costs.

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss. As of March 31, 2009, no impairment losses have been recognized.

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate. As of March 31, 2009 and December 31, 2008, we have not invested in any unconsolidated joint ventures.

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

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight–line basis over 17 to 22 months (the estimated future benefit period). At March 31, 2009 and December 31, 2008, the purchase price allocated to in-place leases was $877,089. Amortization expense of in-place leases was $150,901 and none for the three months ended March 31, 2009 and 2008, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization expense of deferred financing costs was $81,112 and none for the three months ended March 31, 2009 and 2008, respectively.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2009, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Accounting for Equity Awards

We account for the issuance of restricted stock in accordance with SFAS 123 (R) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the cost of restricted stock to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period. See Note 5 for additional information.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments. The carrying value of the secured promissory notes approximates fair value based upon management’s estimates of current interest rates and terms available to the Company.

Noncontrolling Interest in Consolidated Subsidiary

As of January 1, 2009, we account for the noncontrolling interest in our Operating Partnership under SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest was initially reported at the $200,000 capital investment from the Advisor and was subsequently adjusted for the limited partner’s share of losses and distributions. The noncontrolling interest shall continue to be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance. With the adoption of SFAS No. 160, the minority interest previously classified in the “mezzanine” section of the consolidated balance

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

sheet has been reclassified as a component of stockholders’ equity, and minority interest’s share of loss is no longer being reflected in net loss. As a result, the consolidated balance sheet as of December 31, 2008 and the consolidated statement of operations for the three months ended March 31, 2008 have been restated to conform to the current presentation.

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

We have filed an election to treat the TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS follows SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. The TRS commenced operations on September 25, 2008.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for all non-financial assets and liabilities not recognized at fair value on a recurring basis effective January 1, 2009. The adoption of these provisions of SFAS No. 157 did not have a material impact on our financial statements.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting under Accounting Principles Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. We adopted EITF 08-6 effective January 1, 2009, the result of which did not have a material impact on the Company since we currently have no equity method investments.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for the first interim period or fiscal year ending after December 15, 2008. We adopted FSP FAS 140-4 and FIN 46R-8 effective January 1, 2009, the result of which had no impact on the Company’s financial statements as the Company does not currently have any variable interests.

Note 3. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2009:

Cost:
Beginning balance	$15,166,724
Facility acquisitions	9,900,000
Improvements and equipment additions	9,542

Ending balance	$25,076,266

Accumulated Depreciation:
Beginning balance	$89,516
Depreciation expense	151,438

Ending balance	$240,954

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Kentucky Acquisitions

On February 12, 2009, we acquired three self storage facilities located in Walton, Kentucky (“Walton Property”), Crescent Springs, Kentucky (“Crescent Springs Property”), and Florence, Kentucky (“Florence Property”), (collectively, the “Best Self Storage Portfolio”). We purchased the Best Self Storage Portfolio from unaffiliated third parties for a total purchase price of $9.9 million plus closing costs and acquisition fees. We paid our Advisor $247,500 in acquisition fees in connection with this acquisition. The acquisition was funded by net proceeds from the Offering and two promissory notes totaling $4.5 million (See Note 4).

The Walton Property is a 434-unit self storage facility that sits on approximately 7.5 acres and contains approximately 72,000 rentable square feet of self storage space. The Crescent Springs Property is a 344-unit self storage facility that sits on approximately 2.6 acres and contains approximately 57,200 rentable square feet of self storage space. The Florence Property is a 517-unit self storage facility that sits on approximately 7 acres and contains approximately 81,800 rentable square feet of storage space.

We have accounted for the acquisition of these properties in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $1,770,000 to land, $7,296,000 to building, $834,000 to site improvements. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the Best Self Storage Portfolio. We anticipate finalizing the purchase price allocation by June 30, 2009, along with supplementary pro forma information. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of February 12, 2009. For the three months ended March 31, 2009, the consolidated statement of operations includes total revenue and operating income from the Best Self Storage Portfolio of approximately $156,000 and approximately $32,000, respectively.

Note 4. Secured Promissory Notes

Spectrum Promissory Note

On September 25, 2008, in connection with the acquisition of our Biloxi, Mississippi property (“Biloxi Property”) and our Gulf Breeze, Florida property (“Gulf Breeze Property”), we entered into a $4 million secured promissory note with Spectrum Realty Mezzanine Fund I, LLC (the “Spectrum Promissory Note”).

The Spectrum Promissory Note was set to mature on March 25, 2009, with the entire principal balance and all accrued interest coming due on such date, subject to three one-month extensions upon mutual consent for an additional fee. The Spectrum Promissory Note bore a fixed interest rate of 13.0%, and we paid a loan fee in the amount of 3.0% of the funded loan amount at the loan closing. The Spectrum Promissory Note provided for interest-only payments payable monthly. The Company could repay all or a portion (in at least $500,000 increments) of the Spectrum Promissory Note without penalty, at any time, upon 15 days written notice. The Spectrum Promissory Note was secured by a deed of trust on our interest in the Biloxi Property, a mortgage on our interest in the Gulf Breeze Property and certain of the assets of the borrowing entities. In addition, we and our Operating Partnership both executed a guaranty in favor of the lender guaranteeing the payment of the Spectrum Promissory Note. In March 2009, the Spectrum Promissory Note was repaid in full.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Best Self Storage Promissory Notes

On February 12, 2009, in connection with the acquisition of the Best Self Storage Portfolio, we entered into two promissory notes totaling $4.5 million (the “Best Notes”) issued by the sellers. The Best Notes mature on February 12, 2014 and bear a fixed interest rate of 5% per annum during the first three of their five year terms and 6% per annum during the final two years of their five year terms. Mandatory prepayments of principal totaling $2.5 million are due on February 12, 2012. The Best Notes are secured by a mortgage, security agreement and financing statement on our interest in each of the three properties and are cross-collateralized.

BB&T Loan

On March 16, 2009, we, through two wholly-owned subsidiaries of our Operating Partnership, entered into a loan agreement and related secured promissory notes with BB&T Real Estate Funding LLC (“BB&T”) in the amount of $4,975,000 (collectively, the “BB&T Loan”). Proceeds from the BB&T Loan were used to pay off the Spectrum Promissory Note dated September 25, 2008, in the amount of $4,000,000, and to pay loan fees and closing costs in the amount of approximately $210,000, with additional proceeds to be used to fund future acquisitions and operating expenses. The BB&T Loan matures on April 1, 2012 and bears a variable interest rate of three-month LIBOR plus 450 basis points (4.50%), with a minimum interest rate to be charged of 6.50% per annum. The interest rate will be adjusted monthly throughout the term of the BB&T Loan. We paid total loan fees in the amount of 1.5% of the funded loan amount. The BB&T Loan provides for interest-only payments during the first year of the loan term. During the second and third years of the loan term, monthly principal and interest payments shall be payable based on a 30-year amortization schedule in the second year and a 25-year amortization schedule in the third year. After March 31, 2010, we may prepay all of the BB&T Loan upon 30 days written notice to BB&T.

The BB&T Loan is secured by a deed of trust on our interest in our Biloxi Property, a mortgage on our interest in our Gulf Breeze Property, and related improvements, rents, furniture, fixtures and other items. In addition, we executed a guaranty in favor of BB&T guaranteeing the payment of the BB&T Loan. Upon the payoff of the BB&T Loan, we shall owe BB&T an exit fee in the amount of 1% of the loan proceeds, half of which shall be waived by BB&T if the payoff is accomplished with financing provided by BB&T or one of its affiliates.

Note 5. Related Party Transactions

Fees to Affiliates

We have an advisory agreement with our Advisor and a dealer manager agreement with our dealer manager, which entitles our Advisor and our dealer manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2009 and 2008. In addition, the related amounts payable as of March 31, 2009 and December 31, 2008 are summarized below:

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

	Three Months Ended March 31, 2009 Incurred	March 31, 2009 Payable	Three Months Ended March 31, 2008 Incurred	December 31, 2008 Payable
Expensed
Reimbursement of operating expenses (including organizational costs)	$166,480	$320,188	$—	$210,796
Asset management fees	54,089	26,978	—	11,161
Property management fees	47,558	11,289	—	7,308
Acquisition fees	247,500	—	—	—
Capitalized
Acquisition fees and closing costs	—	—	—	—
Prepaid expenses and other assets	—	184,282	—	184,282
Additional Paid-in Capital
Selling commissions	796,430	51,017	—	36,931
Dealer management fee	341,327	21,865	—	15,828
Reimbursements of offering costs	312,734	601,476	—	705,708

Total	$1,966,118	$1,217,095	$—	$1,172,014

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

Advisory Agreement

We do not expect to have any employees. Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor also receives a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value, as defined, of our assets. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, or (2) in the alternative we terminate our Advisory Agreement or liquidate our portfolio.

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

Dealer Manager Agreement

U.S. Select Securities LLC, as dealer manager, receives a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering. Our dealer manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our dealer manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our dealer manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our dealer manager, payment of attendance fees required for employees of our dealer manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our dealer manager also receives reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.

Property Management Agreement

Strategic Storage Property Management, LLC, our property manager, receives a fee for its services in managing our properties equal to 6.0% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties. In the event that the property manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Employee and Director Long-Term Incentive Plan

We have adopted an Employee and Director Long-Term Incentive Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of our Advisor, affiliate entities and full-time employees of such entities that provide services to us, and certain consultants to us and to our Advisor or to affiliate entities that provide services to us. Awards granted under the Plan may consist of restricted stock, stock options, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2008, no awards had been granted under the Plan. On January 27, 2009, we issued 2,500 shares of restricted stock to each of our two independent board of directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date such director was appointed to our board of directors. For the three months ended March 31, 2009, we recorded an expense (included in general and administrative expense) of $12,500 related to vested restricted stock awards.

Note 6. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders. As of March 31, 2009, we have sold 28,832 shares through our distribution reinvestment plan.

Share Redemption Program

We have adopted a share redemption program that enables our stockholders to sell their stock to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. The amount that we may pay to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	92.5% of purchase price
2 or more but less than 3	95.0% of purchase price
3 or more but less than 4	97.5% of purchase price
4 or more	100.0% of purchase price

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. As of March 31, 2009, no shares have been purchased by the Company.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

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

Note 8. Subsequent Events

Acquisitions

On April 22, 2009, our board of directors approved the potential acquisition of two facilities located in Alpharetta and Marietta, Georgia. The purchase price for the facilities is approximately $9.6 million and a $150,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, Strategic Capital Holdings, LLC. We expect this acquisition to close by the end of the second quarter of 2009 using net proceeds from our initial public offering.

On April 22, 2009, our board of directors approved the potential acquisition of one facility located in Montgomery, Alabama. The purchase price for the facility is approximately $3.8 million and a $50,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, Strategic Capital Holdings, LLC. We expect this acquisition to close by the end of the second quarter of 2009 using a combination of net proceeds from our initial public offering and the assumption of lender financing of approximately $3,000,000.

Offering Status

As of May 8, 2009, we have issued approximately 4 million shares of our common stock for gross proceeds of approximately $40.3 million.

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

On March 17, 2008, the SEC declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of March 31, 2009, we had issued approximately 3.3 million shares of our common stock for gross proceeds of approximately $32.4 million.

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

On February 12, 2009, we closed on the purchase of three additional self storage facilities located in Kentucky. The purchase price for these facilities was $9.9 million exclusive of closing costs and acquisition fees. This acquisition was funded by net proceeds from the Offering and two promissory notes totaling $4.5 million.

As of March 31, 2009, we own six self storage facilities totaling approximately 408,000 rentable square feet.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our real estate assets have been impaired; the determination of the useful lives of our long lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 to the consolidated financial statements included in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Results of Operations

Overview

On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. On September 25, 2008, we closed on the purchase of our first two self storage facilities. On December 19, 2008, we closed on the purchase of our third self storage facility. On February 12, 2009, we closed on the purchase of three additional self storage facilities. The operating results of such facilities are included in our results of operations from their respective purchase dates. As we had no operations during the first quarter of 2008, no comparative information or discussion of 2008 results is presented.

Our results of operations for the three months ended March 31, 2009, are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization expense and interest expense will each significantly increase in future periods as a result of anticipated future acquisitions of real estate assets.

Operating results for the three months ended March 31, 2009

Self Storage Rental Income

Rental income for the three months ended March 31, 2009,was $576,691, which represents three months of rental income from the three self storage facilities acquired in 2008 and 48 days of rental income from the three self storage facilities acquired on February 12, 2009. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2009, were $322,435, which represents three months of operating expenses from the three self storage facilities acquired in 2008, and 48 days of operating expenses from the three self storage facilities acquired on February 12, 2009. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. Of the total operating expenses, $101,647 was paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009, were $436,544. Such expenses consist primarily of legal expenses, directors and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $313,350 for the three months ended March 31, 2009. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our six properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions in 2008. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense was $147,748 for the three months ended March 31, 2009, and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Other Expense

Other expense was $508,205 for the three months ended March 31, 2009, and primarily relates to acquisition related transaction costs incurred in connection with our acquisitions in 2009. Under SFAS 141R, such costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired. We expect that such costs will increase in future periods as we acquire additional operating facilities.

Funds From Operations

We believe that funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REIT’s. We believe that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently from us.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2009:

Net loss	$(1,217,061)
Add:
Depreciation	151,438
Amortization of intangible assets	150,901

FFO	$(914,722)

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

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

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. The Spectrum Promissory Note, which was set to mature on March 25, 2009, was repaid in full on March 16, 2009, through us entering into a loan agreement for the BB&T Loan. Additionally, in connection with our acquisition of the Best Self Storage Portfolio on February 12, 2009, we entered into two promissory notes issued by the sellers of the facilities. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

Subsequent Events

Acquisitions

On April 22, 2009, our board of directors approved the potential acquisition of two facilities located in Alpharetta and Marietta, Georgia. The purchase price for the facilities is approximately $9.6 million and a $150,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, Strategic Capital Holdings, LLC. We expect this acquisition to close by the end of the second quarter of 2009 using net proceeds from our initial public offering.

On April 22, 2009, our board of directors approved the potential acquisition of one facility located in Montgomery, Alabama. The purchase price for the facility is approximately $3.8 million and a $50,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, Strategic Capital Holdings, LLC. We expect this acquisition to close by the end of the second quarter of 2009 using a combination of net proceeds from our initial public offering and the assumption of lender financing of approximately $3,000,000.

Offering Status

As of May 8, 2009, we have issued approximately 4 million shares of our common stock for gross proceeds of approximately $40.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of March 31, 2009, our debt consisted of $4,500,000 in fixed rate debt and $4,975,000 in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which has an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of March 31, 2009:

	Year Ending December 31,
	2010	2011	2012	2013	2014	Total	Fair Value
Fixed rate debt	$—	$—	$2,500,000	$—	$2,000,000	$4,500,000	$4,500,000
Average interest rate	5.0%	5.0%	5.8%	6.0%	6.0%
Variable rate debt	$—	$—	$4,975,000	$—	$—	$4,975,000	$4,975,000
Average interest rate	6.5%	6.5%	6.5%	—	—

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors set forth in the “Risk Factors” section of our 2008 Annual Report on
Form 10-K, as filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On January 27, 2009, in consideration for their service on our board of directors, we issued 2,500 shares of restricted stock to each of our independent directors, which vest ratably over a period of four years from the date such director was appointed to our board of directors, under our Employee and Director Long-Term Incentive Plan. These shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File no. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of March 31, 2009, we had issued approximately 3.3 million shares of common stock in our Offering, raising gross offering proceeds of approximately $32.4 million. From this amount, we paid $634,000 in acquisition fees to our Advisor, approximately $3.2 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $2.6 million was reallowed to third-party broker dealers), and approximately $2.9 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $25.1 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (and is numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Promissory Note in favor of Garrard Street Enterprises, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.2*	Promissory Note in favor of Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.3*	Cross Collateralization and Cross Default Agreement for Benefit of Garrard Street Enterprises, LLC and Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.4*	Loan Agreement by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.5*	Consolidated, Amended and Restated Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.6*	Future Advance Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.3 to the Company’s
Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.7*	Guaranty by Strategic Storage Trust, Inc. in favor of BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.8*	Amendment to Advisory Agreement dated March 25, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed on March 30, 2009, Commission File No. 333-146959

10.9*	Purchase and Sale Agreement by and between Storage Partners of Alpharetta, LLC, Storage Partners of Powers Ferry Road, LLC and U.S. Commercial LLC dated April 15, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.10*	Purchase and Sale Agreement by and between Advent Development Company, LLC and U.S. Commercial LLC dated February 2, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.11*	Second Amendment to Purchase and Sale Agreement by and between Advent Development Company, LLC and U.S. Commercial LLC dated March 31, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC.
(Registrant)

Dated: May 12, 2009	By:	/s/ Michael S. McClure
Michael S. McClure
Chief Financial Officer and Treasurer