Form 10-Q
period 2009-06-30
Strategic Storage Trust, Inc.
filed 2009-08-13
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2009: 6,344,916 shares, $0.001 par value per share.

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

PARTI. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$14,957,760	$2,614,632
Real estate facilities:
Land	7,402,365	3,512,365
Buildings	24,718,448	10,474,575
Site Improvements	2,569,293	1,179,784

	34,690,106	15,166,724
Accumulated depreciation	(449,191)	(89,516)

	34,240,915	15,077,208
Escrow receivable	459,338	809,214
Prepaid expenses	381,940	390,627
Deferred financing costs, net of accumulated amortization	189,419	77,374
Intangible assets, net of accumulated amortization	426,553	728,354
Restricted cash	150,340	—
Other assets	143,971	122,574

Total assets	$50,950,236	$19,819,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes	$9,475,000	$4,000,000
Accounts payable and accrued liabilities	1,376,793	247,199
Due to affiliates	1,176,172	1,172,014
Distributions payable	289,148	113,306

Total liabilities	12,317,113	5,532,519
Commitments and contingencies (Note 6)
Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 5,320,087 and 2,080,559 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,320	2,081
Additional paid-in capital	44,601,951	16,108,127
Distributions	(1,613,631)	(419,171)
Accumulated deficit	(4,437,400)	(1,504,293)

Total Strategic Storage Trust, Inc. stockholders’ equity	38,556,240	14,186,744

Noncontrolling interest	76,883	100,720

Total stockholders’ equity	38,633,123	14,287,464

Total liabilities and stockholders’ equity	$50,950,236	$19,819,983

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Self storage rental income	$805,315	$—	$1,382,006	$—
Ancillary operating income	17,205	—	22,950	—

Total revenues	822,520	—	1,404,956	—

Operating expenses:
Property operating expenses	383,896	—	604,684	—
Property operating expenses - affiliates	131,596	—	233,243	—
General and administrative	464,763	504,328	901,307	504,328
Depreciation	219,795	8,281	382,244	8,281
Intangible amortization expense	150,901	—	301,802	—

Total operating expenses	1,350,951	512,609	2,423,280	512,609

Operating loss	(528,431)	(512,609)	(1,018,324)	(512,609)
Other income (expense):
Interest expense	(139,000)	—	(286,748)	—
Deferred financing amortization expense	(17,555)	—	(98,667)	—
Interest income	3,430	2,821	3,756	6,069
Property acquisition expenses - affiliates	(244,630)	—	(495,282)	—
Other property acquisition expenses	(792,546)	—	(1,051,449)	—
Other	(4,635)	(5,104)	(3,285)	(5,104)

Net loss	(1,723,367)	(514,892)	(2,949,999)	(511,644)
Less: Net loss attributable to the noncontrolling interest	7,321	75,686	16,892	72,470

Net loss attributable to Strategic Storage Trust, Inc.	$(1,716,046)	$(439,206)	$(2,933,107)	$(439,174)

Net loss per share - basic	$(0.40)	$(5.47)	$(0.85)	$(10.93)
Net loss per share - diluted	$(0.40)	$(5.47)	$(0.85)	$(10.93)

Weighted average shares outstanding - basic	4,269,261	80,251	3,447,868	40,175
Weighted average shares outstanding - diluted	4,273,396	80,251	3,451,231	40,175

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Strategic Storage Trust, Inc. Stockholders					Noncontrolling Interest	Total
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit
Balance as of December 31, 2008	2,080,559	$2,081	$16,108,127	$(419,171)	$(1,504,293)	$100,720	$14,287,464
Gross proceeds from issuance of common stock	3,193,480	3,193	31,855,287	—	—	—	31,858,480
Issuance of restricted stock	1,250	1	12,499	—	—	—	12,500
Offering costs	—	—	(3,799,496)	—	—	—	(3,799,496)
Distributions ($0.35 per share)	—	—	—	(1,194,460)	—	—	(1,194,460)
Distributions for noncontrolling interest	—	—	—	—	—	(6,945)	(6,945)
Issuance of shares for distribution reinvestment plan	44,798	45	425,534	—	—	—	425,579
Net loss	—	—	—	—	(2,933,107)	(16,892)	(2,949,999)

Balance as of June 30, 2009	5,320,087	$5,320	$44,601,951	$(1,613,631)	$(4,437,400)	$76,883	$38,633,123

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash flows from operating activities:
Net loss attributable to Strategic Storage Trust, Inc.	$(2,933,107)	$(439,174)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	782,714	8,281
Expense related to issuance of restricted stock	12,500	—
Net loss attributable to noncontrolling interest	(16,892)	(72,470)
Increase (decrease) in cash from changes in assets and liabilities:
Prepaid expenses	8,687	(73,079)
Other assets	(43,967)	—
Accounts payable and accrued liabilities	1,129,594	—
Due to affiliates	24,192	—

Net cash used in operating activities	(1,036,279)	(576,442)

Cash flows from investing activities
Purchase of real estate facilities	(15,000,000)	—
Additions to real estate facilities	(23,382)	—
Change in restricted cash	(150,340)	—

Net cash flows used in investing activities	(15,173,722)	—

Cash flows from financing activities:
Payments on secured promissory note	(4,000,000)	—
Proceeds from issuance of secured promissory note	4,975,000	—
Deferred financing costs	(210,713)	—
Gross proceeds from issuance of common stock	31,858,480	3,215,549
Offering costs	(3,799,496)	(2,372,239)
Escrow receivable	349,876	(345,000)
Due to affiliates	(20,034)	2,191,331
Distributions paid	(593,039)	(1,399)
Distributions paid to noncontrolling interest	(6,945)	—

Net cash flows provided by financing activities	28,553,129	2,688,242

Increase in cash and cash equivalents	12,343,128	2,111,800
Cash and cash equivalents, beginning of period	2,614,632	201,000

Cash and cash equivalents, end of period	$14,957,760	$2,312,800

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$286,748	$—
Distributions payable	289,148	14,733
Issuance of shares for distribution reinvestment plan	425,579	850
Seller notes payable issued in connection with purchase of real estate facilities	4,500,000	—
Purchases of furniture and equipment	—	107,035

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Note 1. Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

Strategic Capital Holdings, LLC, a Virginia limited liability company, is the sponsor of our initial public offering. Our sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

Our advisor is Strategic Storage Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on August 13, 2007. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we have with our Advisor (our “Advisory Agreement”). Some of the officers of our Advisor are also officers of our sponsor and the Company.

On August 24, 2007, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of June 30, 2009, we had issued approximately 5.3 million shares of our common stock for gross proceeds of approximately $53.1 million.

Our dealer manager, U.S. Select Securities LLC, is one of our affiliates. Our dealer manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. On September 25, 2008, we acquired our first two self storage facilities. As of June 30, 2009, we owned eight self storage facilities in Florida, Georgia, Kentucky, Mississippi and Virginia, comprising approximately 4,270 units and 536,000 net rentable square feet. (See Note 3).

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

JUNE 30, 2009

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

Note 2. Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

JUNE 30, 2009

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

As of June 30, 2009, the Company’s account balances were fully insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of one of our loan agreements.

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for our acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141R”). Upon acquisition of a property, we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, at market leases represent an intangible asset. The Company recorded $877,089 in intangible assets to recognize the value of in-place leases related to its acquisitions in 2008. Additionally, we do not expect, nor to date have we, recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Under SFAS 141R, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. During the three and six months ended June 30, 2009, we expensed approximately $1,037,000 and $1,547,000, respectively, of acquisition related transaction costs (See Notes 3 and 8).

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss. As of June 30, 2009, no impairment losses have been recognized.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate. As of June 30, 2009 and December 31, 2008, we have not invested in any unconsolidated joint ventures.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight–line basis over 17 to 22 months (the estimated future benefit period). At June 30, 2009 and December 31, 2008, the purchase price allocated to in-place leases was $877,089. Amortization expense of in-place leases was $301,802 and none for the six months ended June 30, 2009 and 2008, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization expense of deferred financing costs was $98,667 and none for the six months ended June 30, 2009 and 2008, respectively.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2009, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

Noncontrolling Interest in Consolidated Subsidiary

As of January 1, 2009, we account for the noncontrolling interest in our Operating Partnership under SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

consolidated balance sheets. The noncontrolling interest was initially reported at the $200,000 capital investment from the Advisor and was subsequently adjusted for the limited partner’s share of losses and distributions. The noncontrolling interest shall continue to be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance. With the adoption of SFAS No. 160, the minority interest previously classified in the “mezzanine” section of the consolidated balance sheet has been reclassified as a component of stockholders’ equity, and minority interest’s share of loss is no longer being reflected in net loss. As a result, the consolidated balance sheet as of December 31, 2008 and the consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to conform to the current presentation.

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

New Accounting Pronouncements

In May 2009, the FASB issued Statement of Accounting Standards No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard was effective for reporting periods ending after June 15, 2009 and requires disclosure of the date through which

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. Our adoption of SFAS 165 did not have any impact on our consolidated financial position or results of operations, as the SFAS 165 requirements are disclosure-only in nature.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (SFAS 167). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This Statement is effective for the Company beginning January 1, 2010. Earlier application is prohibited. We are in the process of evaluating the consolidation principles of each of our entities and the impact of this statement is unknown at this time.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

Note 3. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2009:

Cost:
Beginning balance	$15,166,724
Facility acquisitions	19,500,000
Improvements and equipment additions	23,382

Ending balance	$34,690,106

Accumulated Depreciation:
Beginning balance	$89,516
Depreciation expense	359,675

Ending balance	$449,191

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Best Self Storage Acquisition

On February 12, 2009, we acquired three self storage facilities located in Walton, Kentucky (“Walton Property”), Crescent Springs, Kentucky (“Crescent Springs Property”), and Florence, Kentucky (“Florence Property”), (collectively, the “Best Self Storage Portfolio”). We purchased the Best Self Storage Portfolio from unaffiliated third parties for a total purchase price of $9.9 million plus closing costs and acquisition fees which were expensed as incurred (See Note 1). We paid our Advisor $247,500 in acquisition fees in connection with this acquisition. The acquisition was funded by net proceeds from the Offering and two promissory notes totaling $4.5 million (See Note 4).

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

We have accounted for the acquisition of these properties in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $1,770,000 to land, $7,296,000 to building, and $834,000 to site improvements. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the Best Self Storage Portfolio. We anticipate finalizing the purchase price allocation by September 30, 2009 along with supplementary pro forma information. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of February 12, 2009. For the six months ended June 30, 2009, the consolidated statement of operations includes total revenue and operating income from the Best Self Storage Portfolio of approximately $439,000 and approximately $211,000, respectively.

United Storage Portfolio Acquisition

On June 1, 2009, we acquired two self storage facilities located in Marietta, Georgia (the “Marietta Property”) and Alpharetta, Georgia (the “Alpharetta Property”) (collectively, the “United Storage Portfolio”) from unaffiliated third parties for a total purchase price of $9.6 million plus closing costs and acquisition fees which were expensed as incurred (See Note 1). We paid cash for the entire purchase price and paid our Advisor $240,000 in acquisition fees in connection with this acquisition.

The Marietta Property is an approximately 500-unit self storage facility that sits on approximately 1.2 acres and contains approximately 52,000 rentable square feet of self storage space. The Alpharetta Property is an approximately 670-unit self storage facility that sits on approximately 3.8 acres and contains approximately 76,500 rentable square feet of self storage space.

We have accounted for the acquisition of these properties in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $2,120,000 to land, $6,948,000 to building, and $532,000 to site improvements. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the United Storage Portfolio. We anticipate finalizing the purchase price allocation by September 30, 2009 along with supplementary pro forma information. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of June 1, 2009. For the six months ended June 30, 2009, the consolidated statement of operations includes total revenue and operating income from the United Storage Portfolio of approximately $105,000 and approximately $67,000, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Note 4. Secured Promissory Notes

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

BB&T Loan

On March 16, 2009, we, through two wholly-owned subsidiaries of our Operating Partnership, entered into a loan agreement and related secured promissory notes with BB&T Real Estate Funding LLC (“BB&T”) in the amount of $4,975,000 (collectively, the “BB&T Loan”). Proceeds from the BB&T Loan were used to pay off in full a note payable dated September 25, 2008, in the amount of $4,000,000, and to pay loan fees and closing costs in the amount of approximately $210,000, with additional proceeds to be used to fund future acquisitions and operating expenses. The BB&T Loan matures on April 1, 2012 and bears a variable interest rate of three-month LIBOR plus 450 basis points (4.50%), with a minimum interest rate to be charged of 6.50% per annum. The interest rate will be adjusted monthly throughout the term of the BB&T Loan. We paid total loan fees in the amount of 1.5% of the funded loan amount. The BB&T Loan provides for interest-only payments during the first year of the loan term. During the second and third years of the loan term, monthly principal and interest payments shall be payable based on a 30-year amortization schedule in the second year and a 25-year amortization schedule in the third year. After March 31, 2010, we may prepay all of the BB&T Loan upon 30 days written notice to BB&T.

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

JUNE 30, 2009

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2009 and the six months ended June 30, 2008:

	Three Months Ended June 30, 2009 Incurred	Six Months Ended June 30, 2009 Incurred	Six Months Ended June 30, 2008 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)	$192,478	$356,958	$507,995
Asset management fees	74,883	128,984	—
Property management fees	56,713	104,259	—
Acquisition fees and acquisition expenses	244,630	495,282	—
Capitalized
Prepaid expenses and other assets	—	—	180,114
Additional Paid-in Capital
Selling Commissions	1,412,370	2,208,800	219,594
Dealer management fee	605,302	946,628	96,436
Reimbursements of offering costs	329,333	644,068	2,056,211

Total	$2,915,709	$4,884,979	$3,060,350

As of June 30, 2009 and December 31, 2008, we had amounts due to affiliates totaling $1,176,172 and $1,172,014, respectively.

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

JUNE 30, 2009

(Unaudited)

within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not expect to have any employees. Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor also receives a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value, as defined, of our assets. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

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

JUNE 30, 2009

(Unaudited)

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

Employee and Director Long-Term Incentive Plan

We have adopted an Employee and Director Long-Term Incentive Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of our Advisor, affiliate entities and full-time employees of such entities that provide services to us, and certain consultants to us and to our Advisor or to affiliate entities that provide services to us. Awards granted under the Plan may consist of restricted stock, stock options, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2008, no awards had been granted under the Plan. On January 27, 2009, we issued 2,500 shares of restricted stock to each of our two independent board of directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date such director was appointed to our board of directors. On June 17, 2009 we issued an additional 1,250 shares of restricted stock to each of our two independent board of directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date of issuance. Compensation expense is recognized ratably over the vesting period. For the six months ended June 30, 2009, we recorded an expense (included in general and administrative expense) of approximately $13,000 related to restricted stock awards.

Note 6. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders. As of June 30, 2009, we have sold 57,215 shares through our distribution reinvestment plan.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

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

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. As of June 30, 2009, no shares have been purchased by the Company.

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

Note 7. Declaration of Distributions

On June 17, 2009, our board of directors declared a distribution rate for the third quarter of 2009 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2009 and continuing on each day thereafter through and including September 30, 2009.

Note 8. Potential Mergers with Private REITs

Execution of Merger Agreement with Self Storage REIT, Inc.

On June 30, 2009, we entered into an Agreement and Plan of Merger (“REIT I Merger Agreement”) with Self Storage REIT, Inc. (“REIT I”), a private real estate investment trust sponsored by our sponsor, and SS REIT I Acquisition, Inc. (“REIT I Merger Sub”), providing for the merger of REIT I Merger Sub, our wholly-owned subsidiary, with and into REIT I, resulting in REIT I becoming a wholly-owned subsidiary of us (“REIT I Merger Transaction”).

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

The REIT I Merger Transaction is subject to customary conditions to closing, including the receipt of the required approval of the common stockholders of REIT I and certain lender consents. We expect that REIT I will hold a special meeting of its stockholders in September 2009 at which REIT I stockholders will be asked to approve the REIT I Merger Agreement and the REIT I Merger Transaction on the terms set forth therein.

If the REIT I Merger Transaction is completed, we will exchange 1.05 shares of our common stock for each 1.0 share of REIT I common stock (equivalent to $10.50 per share of REIT I common stock) as consideration for the REIT I Merger Transaction. We estimate issuing 3,475,000 shares of our common stock to the REIT I stockholders. After the REIT I Merger Transaction, current REIT I stockholders would become our stockholders with each of their shares of REIT I common stock being converted to shares of our common stock at the ratio set forth above.

We expect to complete the REIT I Merger Transaction during the third quarter of 2009 assuming that all of the conditions in the REIT I Merger Agreement are satisfied or waived.

REIT I has agreed to pay us a “break-up fee” upon certain limited instances of termination.

The REIT I Merger Agreement provides that we and REIT I will pay our own costs and expenses incurred in connection with the REIT I Merger Agreement and the transactions contemplated by the REIT I Merger Agreement. If, however, the REIT I Merger Agreement is properly terminated by either party due to the material breach by the other party of its representations, warranties or covenants, then the breaching party will pay the reasonable out-of-pocket costs and expenses incurred by the non-breaching party.

REIT I wholly owns six self storage facilities in Florida, South Carolina, Tennessee and Texas, comprising approximately 5,270 units and 759,600 rentable square feet, including drive-up, climate-controlled, RV, store-front and office units. REIT I also owns preferred equity and/or minority interests in three self storage facilities located in California and Maryland, comprising approximately 2,900 units and 401,000 rentable square feet, and an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Execution of Merger Agreement with Self Storage REIT II, Inc.

On June 30, 2009, we entered into an Agreement and Plan of Merger (“REIT II Merger Agreement”) with Self Storage REIT II, Inc. (“REIT II”), a private real estate investment trust sponsored by our sponsor, and SS REIT II Acquisition, Inc. (“REIT II Merger Sub”), providing for the merger of REIT II Merger Sub, our wholly-owned subsidiary, with and into REIT II, resulting in REIT II becoming a wholly-owned subsidiary of us (“REIT II Merger Transaction”).

The REIT II Merger Transaction is subject to customary conditions to closing, including the receipt of the required approval of the common stockholders of REIT II and certain lender consents. We expect that REIT II will hold a special meeting of its stockholders in September 2009 at which REIT II stockholders will be asked to approve the REIT II Merger Agreement and the REIT II Merger Transaction on the terms set forth therein. The closing of the REIT II Merger Transaction is also conditioned upon the simultaneous closing of the REIT I Merger Transaction; however, the REIT I Merger Transaction is not conditioned upon the closing of the REIT II Merger Transaction.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

If the REIT II Merger Transaction is completed, we will exchange 1.0 shares of our common stock for each 1.0 share of REIT II common stock (equivalent to $10.00 per share of REIT II common stock) as consideration for the REIT II Merger Transaction. We estimate issuing 2,730,000 shares of our common stock to the REIT II stockholders. After the REIT II Merger Transaction, current REIT II stockholders would become our stockholders with each of their shares of REIT II common stock being converted to shares of our common stock at the ratio set forth above.

We expect to complete the REIT II Merger Transaction during the third quarter of 2009 assuming that all of the conditions in the REIT II Merger Agreement are satisfied or waived.

REIT II has agreed to pay us a “break-up fee” upon certain limited instances of termination.

The REIT II Merger Agreement provides that we and REIT II will pay our own costs and expenses incurred in connection with the REIT II Merger Agreement and the transactions contemplated by the REIT II Merger Agreement. If, however, the REIT II Merger Agreement is properly terminated by either party due to the material breach by the other party of its representations, warranties or covenants, then the breaching party will pay the reasonable out-of-pocket costs and expenses incurred by the non-breaching party.

REIT II wholly owns four self storage facilities in Alabama, Nevada, and Texas and owns a majority interest in another self storage facility in California, comprising approximately 3,125 units and 477,900 rentable square feet, including drive-up, climate-controlled, RV, store-front, wine storage and parking units. REIT II also owns minority interests in three entities with properties located in Alabama, Georgia, North Carolina and Texas, comprising approximately 9,950 units and 1.3 million rentable square feet.

During the three and six months ended June 30, 2009, we expensed acquisition costs and expenses totaling approximately $522,000 and $613,000, respectively, related to the above mergers.

Note 9. Subsequent Events

Acquisitions

On July 17, 2009, we acquired two self storage facilities located in Erlanger, Kentucky and Florence, Kentucky, from an unaffiliated third party, for a total purchase price of $9,700,000, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $242,500 in connection with this acquisition. We will account for the acquisition of these properties in accordance with SFAS 141R.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Potential Acquisition

On August 7, 2009, our board of directors approved the potential acquisition of a facility located in Jersey City, New Jersey from an unaffiliated third party. The purchase price for the facility is $11,625,000 and a $100,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, Strategic Capital Holdings, LLC. We expect this acquisition to close by the end of the third quarter of 2009 using the net proceeds of our Primary Offering. The Company anticipates paying its Advisor an acquisition fee of $290,625 in connection with this acquisition.

Offering Status

As of August 12, 2009, we have issued approximately 6.3 million shares of our common stock for gross proceeds of approximately $63.3 million.

Date of Management’s Review

The Company has evaluated subsequent events through August 12, 2009, the date which the financial statements were available to be issued.

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

Overview

The Company was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. The Company is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31.

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

On March 17, 2008, the SEC declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of June 30, 2009, we had issued approximately 5.3 million shares of our common stock for gross proceeds of approximately $53.1 million.

In addition to sponsoring our Offering, our sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and our Property Manager.

On September 25, 2008, we closed on the purchase of our first two self storage facilities located in Biloxi, Mississippi and Gulf Breeze, Florida. As of June 30, 2009, we owned eight self storage facilities in Florida, Georgia, Kentucky, Mississippi and Virginia, comprising approximately 4,270 units and 536,000 net rentable square feet.

We derive revenues principally from rents received from our customers who rent units at our self storage facilities under month-to-month leases. Therefore our operating results depend significantly on our ability to retain our existing customers and lease our available self storage units to new customers, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our customers making their required rental payments to us. We believe that our Property Manager’s approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

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

We have no employees and are externally advised and managed by our Advisor.

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

Results of Operations

Overview

On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. On September 25, 2008, we closed on the purchase of our first two self storage facilities. As of June 30, 2009, we owned eight self storage facilities in Florida, Georgia, Kentucky, Mississippi and Virginia, comprising approximately 4,270 units and 536,000 net rentable square feet. The operating results of such facilities are included in our results of operations from their respective purchase dates.

As we had no self storage rental operations during the three and six-month periods ended June 30, 2008, we believe there is little basis for comparison with the three and six-month periods ended June 30, 2009. Additionally, our results of operations for the six months ended June 30, 2009, are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization expense and interest expense will each significantly increase in future periods as a result of anticipated future acquisitions of real estate assets.

Operating Results for the Three Months Ended June 30, 2009

Self Storage Rental Income

Rental income for the three months ended June 30, 2009, was $805,315, which represents three months of rental income from the three self storage facilities acquired in 2008, three months of rental income from the three self storage facilities acquired on February 12, 2009, and 30 days of rental income from the two self storage facilities acquired on June 1, 2009. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2009 were $515,492, which represents three months of operating expenses from the three self storage facilities acquired in 2008, and three months of operating expenses from the three self storage facilities acquired on February 12, 2009, and 30 days of operating expenses from the two self storage facilities acquired on June 1, 2009. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. Of the total operating expenses, $131,596 was paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $464,763 compared to $504,328 for the three months ended June 30, 2008. Such expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2009 were $370,696 compared to $8,281 for the three months ended June 30, 2008. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our eight properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions in 2008. The increase in depreciation and amortization expenses is attributable to our acquisition of properties during the second half of 2008 through June 30, 2009. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense was $139,000 for the three months ended June 30, 2009 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended June 30, 2009 were $1,037,176 compared to none for the three months ended June 30, 2008. Approximately $515,000 of property acquisition expenses for the three months ended June 30, 2009 relates to acquisition related transaction costs incurred in connection with both closed and potential acquisitions. We expect that such costs will increase in future periods as we increase our acquisition activity. In addition, we incurred approximately $522,000 of one-time costs related to the REIT I Merger Transaction and the REIT II Merger Transaction. Under SFAS 141R, such costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired.

Operating results for the six months ended June 30, 2009

Self Storage Rental Income

Rental income for the six months ended June 30, 2009 was $1,382,006, which represents six months of rental income from the three self storage facilities acquired in 2008, 139 days of rental income from the three self storage facilities acquired on February 12, 2009, and 30 days of rental income from the two self storage facilities acquired on June 1, 2009. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2009 were $837,927, which represents six months of operating expenses from the three self storage facilities acquired in 2008, and 139 days of operating expenses from the three self storage facilities acquired on February 12, 2009 and 30 days of operating expenses from the two self storage facilities acquired on June 1, 2009. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. Of the total operating expenses, $233,243 was paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 were $901,307 compared to $504,328 for the six months ended June 30, 2008. Such expenses consist primarily of legal expenses, directors and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The increase in 2009 over 2008 is primarily due to increased payroll, legal and accounting expenses. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $684,046 for the six months ended June 30, 2009 compared to $8,281 for the six months ended June 30, 2008. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our eight properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions in 2008. The increase in depreciation and amortization expenses is attributable to our acquisition of properties during the second half of 2008 through June 30, 2009. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense was $286,748 for the six months ended June 30, 2009 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the six months ended June 30, 2009 were $1,546,731 compared to none for the six months ended June 30, 2008. Approximately $934,000 of the property acquisition expenses for the six months ended June 30, 2009 primarily relates to acquisition related transaction costs incurred in connection with both current and potential acquisitions in 2009. We expect that such costs will increase in future periods as we acquire additional operating facilities. In addition, we incurred approximately $613,000 of one-time costs related to the REIT I Merger Transaction and the REIT II Merger Transaction. Under SFAS 141R, such costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Net loss	$(1,716,046)	$(2,933,107)
Add:
Depreciation	208,237	359,675
Amortization of intangible assets	150,901	301,802

FFO	$(1,356,908)	$(2,271,630)

Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing activities.

Significant Items Included in Net Loss:

•

In accordance with GAAP, as of January 1, 2009, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. Such costs totaled approximately $1,037,000 and $1,547,000 for the three months and six months ended June 30, 2009, respectively. These costs have been and will continue to be funded with cash proceeds from our Primary Offering.

•	The amortization of deferred financing costs totaled $17,555 and $98,667 for the three months and six months ended June 30, 2009, respectively.

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

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. We have entered into a loan agreement for the BB&T Loan and additionally, in connection with our acquisition of the Best Self Storage Portfolio on February 12, 2009, we entered into two promissory notes issued by the sellers of the facilities. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

Potential Mergers with Private REITs

Execution of Merger Agreement with Self Storage REIT, Inc.

On June 30, 2009, we entered into an Agreement and Plan of Merger (“REIT I Merger Agreement”) with Self Storage REIT, Inc. (“REIT I”), a private real estate investment trust sponsored by our sponsor, and SS REIT I Acquisition, Inc. (“REIT I Merger Sub”), providing for the merger of REIT I Merger Sub, our wholly-owned subsidiary, with and into REIT I, resulting in REIT I becoming a wholly-owned subsidiary of us (“REIT I Merger Transaction”).

The REIT I Merger Transaction is subject to customary conditions to closing, including the receipt of the required approval of the common stockholders of REIT I and certain lender consents. We expect that REIT I will hold a special meeting of its stockholders in September 2009 at which REIT I stockholders will be asked to approve the REIT I Merger Agreement and the REIT I Merger Transaction on the terms set forth therein.

If the REIT I Merger Transaction is completed, we will exchange 1.05 shares of our common stock for each 1.0 share of REIT I common stock (equivalent to $10.50 per share of REIT I common stock) as consideration for the REIT I Merger Transaction. We estimate issuing 3,475,000 shares of our common stock to the REIT I stockholders. After the REIT I Merger Transaction, current REIT I stockholders would become our stockholders with each of their shares of REIT I common stock being converted to shares of our common stock at the ratio set forth above.

We expect to complete the REIT I Merger Transaction during the third quarter of 2009 assuming that all of the conditions in the REIT I Merger Agreement are satisfied or waived.

REIT I has agreed to pay us a “break-up fee” upon certain limited instances of termination.

The REIT I Merger Agreement provides that we and REIT I will pay our own costs and expenses incurred in connection with the REIT I Merger Agreement and the transactions contemplated by the REIT I Merger Agreement. If, however, the REIT I Merger Agreement is properly terminated by either party due to the material breach by the other party of its representations, warranties or covenants, then the breaching party will pay the reasonable out-of-pocket costs and expenses incurred by the non-breaching party.

REIT I wholly owns six self storage facilities in Florida, South Carolina, Tennessee and Texas, comprising approximately 5,270 units and 759,600 rentable square feet, including drive-up, climate-controlled, RV, store-front and office units. REIT I also owns preferred equity and/or minority interests in three self storage facilities located in California and Maryland, comprising approximately 2,900 units and 401,000 rentable square feet, and an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Execution of Merger Agreement with Self Storage REIT II, Inc.

On June 30, 2009, we entered into an Agreement and Plan of Merger (“REIT II Merger Agreement”) with Self Storage REIT II, Inc. (“REIT II”), a private real estate investment trust sponsored by our sponsor, and SS REIT II Acquisition, Inc. (“REIT II Merger Sub”), providing for the merger of REIT II Merger Sub, our wholly-owned subsidiary, with and into REIT II, resulting in REIT II becoming a wholly-owned subsidiary of us (“REIT II Merger Transaction”).

The REIT II Merger Transaction is subject to customary conditions to closing, including the receipt of the required approval of the common stockholders of REIT II and certain lender consents. We expect that REIT II will hold a special meeting of its stockholders in September 2009 at which REIT II stockholders will be asked to approve the REIT II Merger Agreement and the REIT II Merger Transaction on the terms set forth therein. The closing of the REIT II Merger Transaction is also conditioned upon the simultaneous closing of the REIT I Merger Transaction; however, the REIT I Merger Transaction is not conditioned upon the closing of the REIT II Merger Transaction.

If the REIT II Merger Transaction is completed, we will exchange 1.0 shares of our common stock for each 1.0 share of REIT II common stock (equivalent to $10.00 per share of REIT II common stock) as consideration for the REIT II Merger Transaction. We estimate issuing 2,730,000 shares of our common stock to the REIT II stockholders. After the REIT II Merger Transaction, current REIT II stockholders would become our stockholders with each of their shares of REIT II common stock being converted to shares of our common stock at the ratio set forth above.

We expect to complete the REIT II Merger Transaction during the third quarter of 2009 assuming that all of the conditions in the REIT II Merger Agreement are satisfied or waived.

REIT II has agreed to pay us a “break-up fee” upon certain limited instances of termination.

The REIT II Merger Agreement provides that we and REIT II will pay our own costs and expenses incurred in connection with the REIT II Merger Agreement and the transactions contemplated by the REIT II Merger Agreement. If, however, the REIT II Merger Agreement is properly terminated by either party due to the material breach by the other party of its representations, warranties or covenants, then the breaching party will pay the reasonable out-of-pocket costs and expenses incurred by the non-breaching party.

REIT II wholly owns four self storage facilities in Alabama, Nevada, and Texas and owns a majority interest in another self storage facility in California, comprising approximately 3,125 units and 477,900 rentable square feet, including drive-up, climate-controlled, RV, store-front, wine storage and parking units. REIT II also owns minority interests in three entities with properties located in Alabama, Georgia, North Carolina and Texas, comprising approximately 9,950 units and 1.3 million rentable square feet.

Subsequent Events

Acquisitions

On July 17, 2009, we acquired two self storage facilities located in Erlanger, Kentucky and Florence, Kentucky, from an unaffiliated third party for a total purchase price of $9,700,000, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $242,500 in connection with this acquisition. We will account for the acquisition of these properties in accordance with SFAS 141R.

Potential Acquisition

On August 7, 2009, our board of directors approved the potential acquisition of a facility located in Jersey City, New Jersey from an unaffiliated third party. The purchase price for the facility is $11,625,000 and a $100,000 deposit was paid by the Company in accordance with the purchase agreement, which was assigned to us from our sponsor, Strategic Capital Holdings, LLC. We expect this acquisition to close by the end of the third quarter of 2009 using the net proceeds of our Primary Offering. The Company anticipates paying its Advisor an acquisition fee of $290,625 in connection with this acquisition.

Offering Status

As of August 12, 2009, we have issued approximately 6.3 million shares of our common stock for gross proceeds of approximately $63.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of June 30, 2009, our debt consisted of $4,500,000 in fixed rate debt and $4,975,000 in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which has an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of June 30, 2009:

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following risk factors should be read in conjunction with those set forth in the “Risk Factors” section of our 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The first risk factor listed in the “Risk Factors – Risks Related to an Investment in Strategic Storage Trust, Inc.” section on page 12 of our 2008 Annual Report on Form 10-K is hereby amended and restated into two separate risks, and we have added a risk factor relating to losses as follows:

“We have a limited operating history and limited established financing sources, and we cannot assure you that we will be successful in the marketplace.

We were incorporated in August 2007 and commenced active business operations on May 22, 2008. We have made a limited number of investments in real estate to date. You should consider our prospects in light of the risks uncertainties and difficulties frequently encountered by companies that are, like us, in their early state of development.

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

Stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. As stated, we have made a limited number of investments in real estate. Although members of our advisor’s management team have significant experience in the acquisition, finance, management and development of commercial real estate, including self storage properties and REITs, our offering is the first publicly offered REIT sponsored by our advisor or its affiliates. Accordingly, the prior performance of real estate investment programs sponsored by our advisor and its affiliates may not be indicative of our future results.

We have incurred operating losses to date and we cannot guarantee that our operations will be profitable in 2009.

We incurred a net loss of $1.5 million for fiscal year ended December 31, 2008, our initial year of operations. Given that we are still early in our fundraising and acquisition stage of development, we cannot guarantee that our operations will be profitable in 2009.”

The risk factors listed in the “Risk Factors – Risks Associated with Debt Financing” section on page 30 of our 2008 Annual Report on Form 10-K are hereby amended to include an additional risk factor as follows:

“Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this disruption in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On January 27, 2009, in consideration for their service on our board of directors, we issued 2,500 shares of restricted stock to each of our independent directors, which vest ratably over a period of four years from the date such director was appointed to our board of directors, under our Employee and Director Long-Term Incentive Plan. On June 17, 2009, we issued an additional 1,250 shares of restricted stock to each of our independent directors, which also vest ratably over a period of four years. These shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File no. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of June 30, 2009, we had issued approximately 5.3 million shares of common stock in our Offering, raising gross offering proceeds of approximately $53.1 million. From this amount, we paid $874,000 in acquisition fees to our Advisor, approximately $5.2 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $4.2 million was reallowed to third-party broker dealers), and approximately $3.3 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $34.7 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2009 Annual Meeting of Stockholders on June 17, 2009, the following directors were each elected to serve as a director until the 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified:

Director	Votes For	Votes Against	Votes Abstained
H. Michael Schwartz	1,707,533	21,931	0
Timothy S. Morris	1,707,533	21,931	0
Harold “Skip” Perry	1,707,533	21,931	0

At the 2009 Annual Meeting, the appointment of Reznick Group, P.C. as our independent registered public accounting firm was ratified by the following vote:

Ratification of Appointment of:	Votes For	Votes Against	Votes Abstained
Reznick Group, P.C.	1,696,461	5,761	27,242

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (and is numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Promissory Note in favor of Garrard Street Enterprises, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.2*	Promissory Note in favor of Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.3*	Cross Collateralization and Cross Default Agreement for Benefit of Garrard Street Enterprises, LLC and Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.4*	Loan Agreement by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.5*	Consolidated, Amended and Restated Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.6*	Future Advance Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.7*	Guaranty by Strategic Storage Trust, Inc. in favor of BB&T Real Estate Funding LLC dated March 16, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.8*	Amendment to Advisory Agreement dated March 25, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed on March 30, 2009, Commission File No. 333-146959

10.9*	Purchase and Sale Agreement by and between Storage Partners of Alpharetta, LLC, Storage Partners of Powers Ferry Road, LLC and U.S. Commercial LLC dated April 15, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.10*	Purchase and Sale Agreement by and between Advent Development Company, LLC and U.S. Commercial LLC dated February 2, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.11*	Second Amendment to Purchase and Sale Agreement by and between Advent Development Company, LLC and U.S. Commercial LLC dated March 31, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.12*	Purchase and Sale Agreement by and between Security Self Storage Inc. and Strategic Capital Holdings, LLC dated June 9, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 22, 2009, Commission File No. 000-53644

10.13*	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT I Acquisition, Inc. and Self Storage REIT, Inc. dated as of June 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.14*	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT II Acquisition, Inc. and Self Storage REIT II, Inc. dated as of June 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.15*	Agreement for Purchase and Sale by and between USI II, LLC and Strategic Capital Holdings, LLC dated June 10, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 10, 2009, Commission File No. 000-53644

10.16*	First Amendment to Agreement for Purchase and Sale by and between USI II, LLC and Strategic Capital Holdings, LLC dated July 27, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 10, 2009, Commission File No. 000-53644

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC.
(Registrant)

Dated: August 13, 2009	By:	/s/ Michael S. McClure
Michael S. McClure
Chief Financial Officer and Treasurer