Form 10-Q
period 2009-09-30
Strategic Storage Trust, Inc.
filed 2009-11-13
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2009: 15,242,751, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, and Part II, Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$7,552,950	$2,614,632
Real estate facilities
Land	60,393,323	3,512,365
Buildings	90,997,715	10,474,575
Site improvements	10,763,487	1,179,784

	162,154,525	15,166,724
Accumulated depreciation	(837,571)	(89,516)

	161,316,954	15,077,208
Escrow receivable	815,316	809,214
Prepaid expenses	247,622	390,627
Deferred financing costs, net of accumulated amortization	1,014,129	77,374
Intangible assets, net of accumulated amortization	9,523,544	728,354
Restricted cash	2,668,112	—
Investments in unconsolidated joint ventures	8,906,790	—
Other assets	400,359	122,574

Total assets	$192,445,776	$19,819,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes	$78,364,224	$4,000,000
Accounts payable and accrued liabilities	4,431,035	247,199
Due to affiliates	1,029,330	1,172,014
Distributions payable	678,680	113,306

Total liabilities	84,503,269	5,532,519
Commitments and contingencies (Note 7)
Redeemable common stock	869,555	—
Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 13,795,480 and 2,080,559 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	13,795	2,081
Additional paid-in capital	108,346,951	16,108,127
Distributions	(2,834,967)	(419,171)
Accumulated deficit	(6,332,590)	(1,504,293)

Total Strategic Storage Trust, Inc. stockholders’ equity	99,193,189	14,186,744

Noncontrolling interest in operating partnership	68,369	100,720
Other noncontrolling interests	7,811,394	—

Total noncontrolling interests	7,879,763	100,720

Total stockholders’ equity	107,072,952	14,287,464

Total liabilities and stockholders’ equity	$192,445,776	$19,819,983

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Self storage rental income	$1,715,064	$21,383	$3,095,994	$21,383
Ancillary operating income	40,536	692	64,562	692

Total revenues	1,755,600	22,075	3,160,556	22,075

Operating expenses:
Property operating expenses	714,150	6,669	1,318,834	6,669
Property operating expenses - affiliates	249,735	2,777	482,978	2,777
General and administrative	391,520	305,860	1,292,826	810,188
Depreciation	400,293	10,538	782,538	18,819
Intangible amortization expense	473,029	—	774,832	—

Total operating expenses	2,228,727	325,844	4,652,008	838,453

Operating loss	(473,127)	(303,769)	(1,491,452)	(816,378)
Other income (expense):
Interest expense	(239,499)	(8,667)	(526,247)	(8,667)
Deferred financing amortization expense	(24,219)	(5,527)	(122,885)	(5,527)
Interest income	813	13,027	4,570	19,124
Property acquisition expenses - affiliates	(917,466)	—	(1,411,147)	—
Other property acquisition expenses	(257,915)	(48,490)	(1,310,953)	(48,490)
Equity in earnings of real estate ventures	14,447	—	14,447	—
Other	(2,198)	(5,398)	(5,495)	(10,529)

Net loss	(1,899,164)	(358,824)	(4,849,162)	(870,467)
Less: Net loss attributable to the noncontrolling interest in our operating partnership	4,985	9,581	21,878	82,051
Net income attributable to other noncontrolling interests	(1,013)	—	(1,013)	—

Net loss attributable to Strategic Storage Trust, Inc.	$(1,895,192)	$(349,243)	$(4,828,297)	$(788,416)

Net loss per share - basic	$(0.27)	$(0.51)	$(1.05)	$(3.04)
Net loss per share - diluted	$(0.27)	$(0.51)	$(1.05)	$(3.04)

Weighted average shares outstanding - basic	6,915,565	686,935	4,580,410	259,001
Weighted average shares outstanding - diluted	6,921,815	686,935	4,586,660	259,001

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Strategic Storage Trust, Inc. Stockholders					Noncontrolling Interest	Total
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit
Balance as of December 31, 2008	2,080,559	$2,081	$16,108,127	$(419,171)	$(1,504,293)	$100,720	$14,287,464
Gross proceeds from issuance of common stock	5,430,587	5,430	54,266,256	—	—	—	54,271,686
Offering costs	—	—	(6,429,107)	—	—	—	(6,429,107)
Additions to redeemable common stock	—	—	(970,899)	—	—	—	(970,899)
Redemptions of common stock	(1,400)	(1)	(12,949)	—	—	—	(12,950)
Issuance of restricted stock	3,750	4	—	—	—	—	4
Distributions ($0.525 per share)	—	—	—	(2,415,796)	—	—	(2,415,796)
Distributions for noncontrolling interests	—	—	—	—	—	(26,092)	(26,092)
Issuance of shares for distribution reinvestment plan	91,645	91	870,534	—	—	—	870,625
Shares issued in mergers with private REITs	6,190,339	6,190	44,495,201	—	—	—	44,501,391
Noncontrolling interest acquired in merger with private REIT	—	—	—	—	—	7,826,000	7,826,000
Stock based compensation expense	—	—	19,788	—	—	—	19,788
Net loss	—	—	—	—	(4,828,297)	(20,865)	(4,849,162)

Balance as of September 30, 2009	13,795,480	$13,795	$108,346,951	$(2,834,967)	$(6,332,590)	$7,879,763	$107,072,952

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss attributable to Strategic Storage Trust, Inc.	$(4,828,297)	$(788,416)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	1,680,255	24,346
Expense related to issuance of restricted stock	19,792	—
Net loss attributable to noncontrolling interests	(20,865)	(82,051)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(547,379)	—
Prepaid expenses	228,831	(132,539)
Other assets	(81,027)	(3,276)
Accounts payable and accrued liabilities	1,663,520	128,896
Due to affiliates	75,954	—

Net cash used in operating activities	(1,809,216)	(853,040)

Cash flows from investing activities
Purchase of real estate facilities	(39,138,345)	(11,140,006)
Cash acquired in mergers with private REITs	712,692	—
Additions to real estate facilities	(22,801)	—

Net cash flows used in investing activities	(38,448,454)	(11,140,006)

Cash flows from financing activities:
Payments on secured promissory notes	(5,104,829)	4,000,000
Proceeds from issuance of secured promissory note	4,975,000	—
Deferred financing costs	(1,059,640)	(165,800)
Gross proceeds from issuance of common stock	54,271,686	11,384,791
Redemptions of common stock	(12,950)	—
Offering costs	(6,429,107)	(3,451,591)
Escrow receivable	(6,102)	(395,500)
Due to affiliates	(258,194)	1,718,437
Distributions paid	(1,153,784)	(55,934)
Distributions paid to noncontrolling interests	(26,092)	—

Net cash flows provided by financing activities	45,195,988	13,034,403

Increase in cash and cash equivalents	4,938,318	1,041,357
Cash and cash equivalents, beginning of period	2,614,632	201,000

Cash and cash equivalents, end of period	$7,552,950	$1,242,357

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$416,666	$—
Distributions payable	678,680	60,541
Issuance of shares for distribution reinvestment plan	870,625	24,577
Seller notes payable issued in connection with purchase of real estate facilities	4,500,000	—
Assumption of note payable in connection with purchase of real estate facilities	2,986,555	—
Preliminary estimated value of stock issued and debt assumed in mergers with private REITs	111,508,788	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our initial public offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

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

On August 24, 2007, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. Shares will be offered until March 17, 2011 under the Offering, which is three years after the effective date of the Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of September 30, 2009, in connection with our Offering, we had issued approximately 7.6 million shares of our common stock for gross proceeds of approximately $75.9 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor (See Note 3).

Our dealer manager, U.S. Select Securities LLC, a Virginia limited liability company (our “Dealer Manager”) is one of our affiliates. Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it will perform for us.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire, other than the properties acquired in the two mergers with private real estate investment trusts described in Note 3. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are wholly-owned subsidiaries of the Company.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. We are the sole general partner of our Operating Partnership and our Advisor is currently the only limited partner of our Operating Partnership. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities. On September 24, 2009, through mergers with two private real estate investment trusts sponsored by our Sponsor, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests described below (See Note 3). As of September 30, 2009, we wholly-owned 24 self storage facilities located in 13 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, South Carolina, Tennessee, Texas and Virginia) comprising approximately 16,375 units and approximately 2.2 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT I, Inc. (“REIT I”) and Self Storage REIT II, Inc (“REIT II”) (see Note 3) and the financial statements of our other controlled subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2009, the Company’s account balances were fully insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for our acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141R”). Upon acquisition of a property, we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. The Company recorded $877,089 in intangible assets to recognize the value of in-place leases related to its acquisitions in 2008 and through its preliminary purchase price allocations recorded an additional

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

$9,570,021 related to its acquisitions in 2009. Additionally, we do not expect, nor to date have we recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Under SFAS 141R, acquisition-related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. During the three and nine months ended September 30, 2009, we expensed approximately $1,175,000 and $2,722,000, respectively, of acquisition related transaction costs (See Notes 3 and 4).

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss. As of September 30, 2009, no impairment losses have been recognized.

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights, and accordingly, should consolidate the entity. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is a variable interest entity (“VIE”). We will evaluate, as appropriate, our interests in joint ventures and other arrangements to determine if consolidation is appropriate. The Company has entered into contracts/interests that under FIN 46R are deemed to be variable interests, those variable interests include both lease agreements and equity investments. Therefore, upon the consummation of any such contractual arrangement, a VIE may be created. FIN 46R requires us to calculate expected losses and residual returns for such VIEs, and if we are determined to be the primary beneficiary of the VIE based on such calculations, we are required to consolidate it. For additional information on unconsolidated VIE’s, see the “Equity Investments” section in this Note.

As of December 31, 2008, we had not invested in any joint ventures. As of September 30, 2009, through the merger with REIT I, we acquired a 10% interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. The SF property is therefore consolidated in our consolidated financial statements. The REIT I operating partnership (the “REIT I Operating Partnership”) entered into a lease agreement with the SF property in which the REIT I Operating Partnership is the tenant. The lease has an initial term of ten years beginning on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. Based upon the preliminary purchase price allocation (See Note 3) the consolidated joint venture has real estate assets of approximately $17.7 million and intangible assets of approximately $900,000. We have also consolidated approximately $10.1 million of secured promissory notes and approximately $7,826,000 of noncontrolling interest related to this entity based on the preliminary purchase price allocation. Our Sponsor has entered into an agreement

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

Equity Investments

The Company’s investments in unconsolidated real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under either the equity or cost method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in real estate ventures are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. Under the cost method, the Company’s investment in real estate ventures are carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

As of September 30, 2009, through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures. Four of those investments were in self storage facilities and our aggregate investment therein was approximately $1.2 million. Individually our ownership interest ranges on those investments from .28% to 11.5%; the carrying value of the investments ranged from approximately $27,000 to $610,000 and our risk of loss was limited to our individual investment therein. The remaining interest is in a net leased industrial property (“Hawthorne Property”) in California with 356,000 rentable square feet leased to a single tenant. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne Property. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which receives distributions equal to 10% per annum on our investment of approximately $6.1 million. The preferred equity interest has a redemption date of 24 months from the date of issuance, subject to two 12-month extensions. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. We along with four non-affiliated parties are guarantors on the $19,365,000 loan used to secure the Hawthorne Property; the loan has a maturity date of April 1, 2010 and has one 12-month extension option if certain provisions are met.

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

SEPTEMBER 30, 2009

(Unaudited)

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 40 years
Site Improvements	7 to 15 years

Corporate assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight-line basis over 17 to 22 months (the estimated future benefit period). As of September 30, 2009 and December 31, 2008, accumulated amortization of in-place lease intangibles totaled $923,567 and $148,735, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2009 and December 31, 2008, accumulated amortization of deferred financing costs totaled $41,253 and $88,427, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2009, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program including, but not limited to:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or bankruptcy, the Company may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, the Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

See Note 7 for further discussion of our share redemption program.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock (“ASR 268”), since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, ASR 268 states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity under ASR 268 and presented as redeemable common stock in the accompanying consolidated balance sheets.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. Under SFAS 150, when the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

During the nine months ended September 30, 2009, the Company redeemed $12,950 of common stock. As of September 30, 2009, there were approximately 10,500 shares related to redemption requests to be processed subsequent to September 30, 2009. The redemption of these shares will total approximately $101,000 and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2009.

Accounting for Equity Awards

We account for the issuance of restricted stock in accordance with SFAS No.123 (R) Share-Based Payment (“SFAS 123R”). SFAS 123R requires the cost of restricted stock to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period. See Note 6 for additional information.

Fair Value of Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the Company’s financial statements, for which it is practicable to estimate that value.

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

Noncontrolling Interest in Consolidated Entities

As of January 1, 2009, we account for the noncontrolling interest in our Operating Partnership under SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest was initially reported as the $200,000 capital investment from the Advisor and was subsequently adjusted for the limited partner’s share of losses and distributions. In addition, we account for the noncontrolling interest in the SF property in accordance with SFAS 160. The noncontrolling interests shall continue to be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance. With the adoption of SFAS 160, the minority interest previously classified in the “mezzanine” section of the consolidated balance sheet has been reclassified as a component of stockholders’ equity, and minority interest’s share of loss is no longer being reflected in net loss. As a result, the consolidated balance sheet

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

as of December 31, 2008 and the consolidated statements of operations for the three and nine months ended September 30, 2008 have been restated to conform to the current presentation.

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have filed an election to treat the TRSs as taxable REIT subsidiaries. In general, the TRSs may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The TRSs are subject to corporate federal and state income tax. The TRSs follow SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested.

New Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 31, 2008. The Company adopted FSP FAS 142-3 for all acquisitions subsequent to January 1, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard was effective for reporting periods ending

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

after June 15, 2009 and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. Our adoption of SFAS 165 did not have any impact on our consolidated financial position or results of operations, as the SFAS 165 requirements are disclosure-only in nature.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“SFAS 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This statement is effective for the Company beginning January 1, 2010. Earlier application is prohibited. We are in the process of evaluating the consolidation principles of each of our entities and the impact of this statement on our consolidated financial statements is unknown at this time.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company. The adoption of SFAS 168 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are in process of evaluating SFAS 166 and the impact of this statement on our consolidated financial statements is unknown at this time.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the fiscal 2009 presentation.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Note 3. Merger with Private REITs

Merger with REIT I

On September 24, 2009, we closed on a merger (“REIT I Merger Transaction”) with REIT I, a private real estate investment trust sponsored by our Sponsor, pursuant to an Agreement and Plan of Merger (“REIT I Merger Agreement”), as amended, with REIT I and SS REIT I Acquisition, Inc. (“REIT I Merger Sub”). Section 7.01(c) of the REIT I Merger Agreement contained a closing condition requiring REIT I to obtain any and all consents required by loan documents relating to properties owned by REIT I. Without acknowledging whether consent was required, REIT I attempted to notify or obtain consent from the various loan servicers for each REIT I property. In light of the structure of the REIT I Merger Transaction whereby REIT I survived the merger and each special purpose entity borrower remained unchanged and the length of time it was taking the loan servicers to take definitive action, our board of directors and the board of directors of REIT I decided to waive this last remaining closing condition and proceed to close the REIT I Merger Transaction. Several of the loan consents have been obtained and we anticipate receiving the remaining consents in the near future.

The REIT I Merger Agreement provided for the merger of REIT I Merger Sub, our wholly-owned subsidiary, with and into REIT I, which resulted in REIT I becoming our wholly-owned subsidiary. We exchanged 1.05 shares of our common stock for each 1.0 share of REIT I common stock as consideration for the REIT I Merger Transaction. On the closing date, REIT I stockholders became our stockholders with each of their shares of REIT I common stock being converted to unregistered shares of our common stock at the ratio set forth above. In this regard, we issued approximately 3.46 million shares of common stock to the stockholders of REIT I.

REIT I wholly-owned six self storage facilities in Florida, South Carolina, Tennessee and Texas, comprising approximately 5,270 units and 759,600 rentable square feet, including drive-up, climate-controlled, RV, store-front and office units. REIT I also owned preferred equity and/or minority interests in three self storage facilities located in California and Maryland, comprising approximately 2,900 units and 401,000 rentable square feet, and an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Merger with REIT II

On September 24, 2009, we closed on a merger (“REIT II Merger Transaction”) with REIT II, a private real estate investment trust sponsored by our Sponsor, pursuant to an Agreement and Plan of Merger (“REIT II Merger Agreement”), as amended, with REIT II and SS REIT II Acquisition, Inc. (“REIT II Merger Sub”). Section 7.01(c) of the REIT II Merger Agreement contained a closing condition requiring REIT II to obtain any and all consents required by loan documents relating to properties owned by REIT II. Without acknowledging whether consent was required, REIT II attempted to notify or obtain consent from the various loan servicers for each REIT II property. In light of the structure of the REIT II Merger Transaction whereby REIT II survived the merger and each special purpose entity borrower remained unchanged and the length of time it was taking the loan servicers to take definitive action, our board of directors and the board of directors of REIT II decided to waive this last remaining closing condition and proceed to close the REIT II Merger Transaction. Several of the loan consents have been obtained and we anticipate receiving the remaining consents in the near future.

The REIT II Merger Agreement provided for the merger of REIT II Merger Sub, our wholly-owned subsidiary, with and into REIT II, which resulted in REIT II becoming our wholly-owned subsidiary. We exchanged 1.0 shares of our common stock for each 1.0 share of REIT II common stock

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

as consideration for the REIT II Merger Transaction. On the closing date, REIT II stockholders became our stockholders with each of their shares of REIT II common stock being converted to unregistered shares of our common stock at the ratio set forth above. In this regard, we issued approximately 2.73 million shares of common stock to the stockholders of REIT II.

REIT II wholly-owned four self storage facilities in Alabama, Nevada, and Texas and owned a majority interest in another self storage facility in California, comprising approximately 3,125 units and 477,900 rentable square feet, including drive-up, climate-controlled, RV, store-front, wine storage and parking units. REIT II also owned minority interests in three entities with properties located in Alabama, Georgia, North Carolina and Texas, comprising approximately 9,950 units and 1.3 million rentable square feet.

Additional Information on the REIT I Merger Transaction and REIT II Merger Transaction

The preliminary total consideration provided for the REIT I Merger Transaction was $62,784,554, which was comprised of fair value of secured promissory notes assumed of $37,903,074 and $24,881,480 of fair value of the Company’s common stock issued. The preliminary total consideration provided for the REIT II Merger Transaction was $48,724,234, which was comprised of fair value of secured promissory notes assumed of $29,104,323 and $19,619,911 of fair value of the Company’s common stock issued. The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed at the acquisition date, as well as the preliminary estimated value of the noncontrolling interest in the SF property at the acquisition date:

	REIT I	REIT II	Consolidated
Cash and cash equivalents	$227,835	$484,857	$712,692
Real estate facilities:
Land	19,240,000	26,550,000	45,790,000
Buildings	33,420,000	17,330,000	50,750,000
Site improvements	3,170,000	3,130,000	6,300,000
Intangible assets	3,920,354	3,149,667	7,070,021
Prepaid expenses	45,338	40,489	85,827
Restricted cash	1,650,401	470,332	2,120,733
Investments in unconsolidated joint ventures	8,364,058	542,732	8,906,790
Other assets	142,328	88,909	231,237
Investment in Lake Forest property/minority interest	2,357,438	(2,357,438)	—
Accounts payable and accrued liabilities	(1,828,877)	(590,093)	(2,418,970)
Due to affiliates	(13,405)	(26,150)	(39,555)
Distributions payable	(84,916)	(89,071)	(173,987)
Secured promissory notes	(37,903,074)	(29,104,323)	(67,007,397)
Noncontrolling interest	(7,826,000)	—	(7,826,000)

Total allocated purchase price to net assets acquired	$24,881,480	$19,619,911	$44,501,391

The purchase price allocation is preliminary and subject to change for up to one year following the closing of the mergers. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information upon completion of the final valuation of the transactions by third party specialists.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The operating results of these facilities acquired through the REIT I Merger Transaction and REIT II Merger Transaction have been included in the Company’s operations since the date of the mergers. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue from the REIT I Merger Transaction and REIT II Merger Transaction of approximately $215,000. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the REIT I Merger Transaction and REIT II Merger Transaction of approximately $120,000.

The properties described above were subject to various mortgages which are further described in Note 5. The weighted average interest rate of the fixed rate debt assumed through the mergers was approximately 6%.

In connection with the REIT I Merger Transaction, our Advisor is to be reimbursed $250,000 for its actual costs associated with the REIT I Merger Transaction.

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the nine months ended September 30, 2009:

Cost:
Beginning balance	$15,166,724
Facility acquisitions	44,125,000
Mergers	102,840,000
Improvements and equipment additions	22,801

Ending balance	$162,154,525

Accumulated Depreciation:
Beginning balance	$89,516
Depreciation expense	748,055

Ending balance	$837,571

Walton, Crescent Springs and Florence Acquisition

On February 12, 2009, we acquired three self storage facilities located in Walton, Kentucky (Walton), Crescent Springs, Kentucky (Crescent Springs), and Florence, Kentucky (Florence). We purchased this portfolio from unaffiliated third parties for a total purchase price of $9.9 million plus closing costs and acquisition fees which were expensed as incurred. The acquisition was funded by net proceeds from the Offering and two promissory notes (the “Best Notes”) totaling $4.5 million issued by the sellers. We paid our Advisor $247,500 in acquisition fees in connection with this acquisition.

The Walton property is an approximately 430-unit self storage facility that sits on approximately 7.5 acres and contains approximately 72,000 rentable square feet of self storage space. The Crescent Springs property is an approximately 350-unit self storage facility that sits on approximately 2.6 acres and contains approximately 57,200 rentable square feet of self storage space. The Florence property is an approximately 520-unit self storage facility that sits on approximately 7 acres and contains approximately 81,800 rentable square feet of storage space.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

We have accounted for the acquisition of these properties in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $1,770,000 to land, $7,296,000 to building, and $834,000 to site improvements. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the portfolio. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of February 12, 2009. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue from the portfolio of approximately $310,000 and approximately $750,000, respectively. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the portfolio of approximately $137,000 and approximately $308,000, respectively.

The Best Notes mature on February 12, 2014 and bear a fixed interest rate of 5% per annum during the first three of their five year terms and 6% per annum during the final two years of their five year terms. Mandatory payments of principal totaling $2.5 million are due on February 12, 2012. The Best Notes are secured by a mortgage, security agreement and financing statement on our interest in each of the three properties and are cross-collateralized.

Marietta and Alpharetta Acquisition

On June 1, 2009, we acquired two self storage facilities located in Marietta, Georgia (Marietta) and Alpharetta, Georgia (Alpharetta) from unaffiliated third parties for a total purchase price of $9.6 million plus closing costs and acquisition fees which were expensed as incurred. We paid cash for the entire purchase price and paid our Advisor $240,000 in acquisition fees in connection with this acquisition.

The Marietta property is an approximately 500-unit self storage facility that sits on approximately 1.2 acres and contains approximately 52,000 rentable square feet of self storage space. The Alpharetta property is an approximately 670-unit self storage facility that sits on approximately 3.8 acres and contains approximately 76,500 rentable square feet of self storage space.

We have accounted for the acquisition of these properties in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $2,120,000 to land, $6,948,000 to building, and $532,000 to site improvements. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the portfolio. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of June 1, 2009. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue from the portfolio of approximately $325,000 and approximately $430,000, respectively. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the portfolio of approximately $144,000 and approximately $195,000, respectively.

Erlanger and Florence II Acquisition

On July 17, 2009, we acquired two self storage facilities located in Erlanger, Kentucky (Erlanger) and Florence, Kentucky (Florence II) from unaffiliated third parties for a total purchase price of $9.7 million plus closing costs and acquisition fees which were expensed as incurred. We paid cash for the

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

entire purchase price and paid our Advisor $242,500 in acquisition fees in connection with this acquisition.

The Erlanger property is an approximately 610-unit self storage facility that sits on approximately 5 acres and contains approximately 63,700 rentable square feet of self storage space. The Florence II property is an approximately 890-unit self storage facility that sits on approximately 10 acres and contains approximately 126,300 rentable square feet of self storage space.

We have accounted for the acquisition of these properties in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $1,440,000 to land, $6,106,000 to building, $1,260,000 to site improvements and $894,000 to intangible assets. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the portfolio. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information. The operating results of these acquired facilities have been included in the Company’s operations since the acquisition date of July 17, 2009. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue from the portfolio of approximately $245,000. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the portfolio of approximately $107,000.

Jersey City Acquisition

On August 21, 2009, we acquired a self storage facility located in Jersey City, New Jersey (Jersey City) from an unaffiliated third party for a total purchase price of $11,625,000 plus closing costs and acquisition fees which were expensed as incurred. We paid cash for the entire purchase price and paid our Advisor $290,625 in acquisition fees in connection with this acquisition.

The Jersey City property is an approximately 1,090-unit self storage facility that sits on approximately 2.2 acres and contains approximately 91,500 rentable square feet of self storage space.

We have accounted for the acquisition of this property in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $3,530,000 to land, $6,901,000 to building, $123,000 to site improvements and $1,071,000 to intangible assets. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the acquisition. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information. The operating results of this facility have been included in the Company’s operations since the acquisition date of August 21, 2009. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue from the Jersey City property of approximately $171,000. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the Jersey City property of approximately $99,000.

Montgomery Acquisition

On September 3, 2009, we acquired a self storage facility located in Montgomery, Alabama (Montgomery) from an unaffiliated third party for a total purchase price of $3.8 million plus closing costs and acquisition fees which were expensed as incurred. We paid our Advisor $95,000 in acquisition fees in connection with this acquisition. The acquisition was funded in cash and a promissory note totaling approximately $3 million (See Note 5).

The Montgomery property is an approximately 600-unit self storage facility that sits on approximately 5.5 acres and contains approximately 94,600 rentable square feet of self storage space.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

We have accounted for the acquisition of this property in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $1,344,000 to land, $1,650,000 to building, $456,000 to site improvements and $350,000 to intangible assets. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the acquisition. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information. The operating results of this facility have been included in the Company’s operations since the acquisition date of September 3, 2009. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue from the Montgomery property of approximately $33,000. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the Montgomery property of approximately $12,000.

In connection with the acquisition of the Montgomery property, we assumed a note of approximately $3 million (the “Montgomery Note”). The Montgomery Note bears a fixed interest rate of 6.42% and requires monthly payments of principal and interest through its maturity date in June 2016. The Montgomery Note is secured by a mortgage, security agreement and financing statement on our interest in the property.

Phoenix Acquisition

On September 4, 2009, we acquired a self storage facility located in Phoenix, Arizona (“Phoenix”) from an unaffiliated third party for $2 million plus closing costs and acquisition fees which were expensed as incurred. We paid our Advisor $50,000 in acquisition fees in connection with this acquisition. The acquisition was funded in cash.

The Phoenix property is an approximately 520-unit self storage facility that sits on approximately 1.4 acres and contains approximately 38,750 rentable square feet of self storage space.

We have accounted for the acquisition of this property in accordance with SFAS 141R. We have made the following preliminary purchase price allocations: $890,000 to land, $881,000 to building, $45,000 to site improvements and $184,000 to intangible assets. The purchase price is preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the acquisition. We anticipate finalizing the purchase price allocation by December 31, 2009 along with supplementary pro forma information. The operating results of this facility have been included in the Company’s operations since the acquisition date of September 4, 2009. For the three and nine months ended September 30, 2009, the consolidated statement of operations includes total revenue and operating income (before depreciation and amortization) from the Phoenix property of approximately $17,000 and $1,000, respectively.

Mergers with REIT I and REIT II

On September 24, 2009, two wholly-owned subsidiaries of the Company closed on the REIT I Merger Transaction and REIT II Merger Transaction. See Note 3 for additional information regarding the real estate acquired as part of the mergers.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Face Value as of:		Stated Interest Rate		Maturity Date
Encumbered Property	September 30, 2009	December 31, 2008
Crescent Springs	$800,000	$—	5.00%		2/11/2014
Florence, Walton	3,700,000	—	5.00%		2/1/2014
Biloxi, Gulf Breeze	4,975,000	—	6.50	%(1)	3/1/2012
Montgomery	2,977,829	—	6.42%		6/1/2016
Seabrook	4,724,155	—	5.73%		1/1/2016
Greenville	2,367,387	—	5.65%		3/1/2016
Kemah	9,216,487	—	6.20%		6/1/2016
Memphis	2,604,000	—	5.67%		12/1/2016
Tallahassee	7,650,000	—	6.16%		8/1/2016
Houston	2,127,045	—	5.67%		8/1/2016
San Francisco	10,500,000	—	5.84%		12/1/2016
Lake Forest	18,000,000	—	6.47%		10/1/2017
Las Vegas	3,255,000	—	—	(2)	5/23/2010
Las Vegas II	1,540,000	—	5.72%		6/1/2017
Pearland	3,500,000	—	5.93%		7/1/2017
Daphne	2,016,062	—	5.47%		8/1/2020
Unamortized fair value adjustment	(1,588,741)	—

Total secured promissory notes	$78,364,224	$—

(1)	The interest rate on this debt resets monthly, based on three-month LIBOR plus 450 basis points (4.5%) and has a floor of 6.50%. The rate in effect as of September 30, 2009 was 6.50%.

(2)	The interest rate on this debt resets monthly, based on one-month LIBOR plus 220 basis points (2.2%). The rate in effect as of September 30, 2009 was 2.46%. The variable rate on this debt was hedged through a fixed rate swap agreement, such that the interest rate the Company is paying is 5.32%.

The following table presents the future principal payment requirements on outstanding secured promissory notes at September 30, 2009:

2009	$104,966
2010	3,751,113
2011	584,227
2012	8,124,571
2013	832,976
2014 and thereafter	66,555,112

Total payments	79,952,965
Fair value adjustment	(1,588,741)

Total	$78,364,224

The Company records the amortization of debt discounts related to fair market value adjustments to deferred financing amortization expense. The weighted average interest rate of the Company’s fixed rate debt as of September 30, 2009 was approximately 6%.

Loans Assumed in Connection with the REIT I Merger Transaction and the REIT II Merger Transaction

In connection with the REIT I Merger Transaction and the REIT II Merger Transaction (see Note 3), the Company assumed approximately $68.6 million of face value mortgage debt. At the time of the assumption the fixed rate debt had a weighted average interest rate of approximately 6% and an average term to maturity of approximately 7 years. Upon assumption of this debt, the Company recorded a preliminary net debt discount of $1,593,000 to reflect the estimated fair value of the debt assumed. These mortgage loans are secured by the related properties.

BB&T Loan

On March 16, 2009, we, through two wholly-owned subsidiaries of our Operating Partnership, entered into a loan agreement and related secured promissory notes with BB&T Real Estate Funding LLC (“BB&T”) in the amount of $4,975,000 (collectively, the “BB&T Loan”). Proceeds from the BB&T Loan were used to pay off in full a note payable dated September 25, 2008, in the amount of $4,000,000, and to pay loan fees and closing costs in the amount of approximately $210,000, with additional proceeds to be used to fund future acquisitions and operating expenses. The BB&T Loan matures on April 1, 2012 and bears a variable interest rate of three-month LIBOR plus 450 basis points (4.50%), with a minimum

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

interest rate to be charged of 6.50% per annum. The interest rate will be adjusted monthly throughout the term of the BB&T Loan. We paid total loan fees in the amount of 1.5% of the funded loan amount. The BB&T Loan provides for interest-only payments during the first year of the loan term. During the second and third years of the loan term, monthly principal and interest payments shall be payable based on a 30-year amortization schedule in the second year and a 25-year amortization schedule in the third year. After March 31, 2010, we may prepay all of the BB&T Loan upon 30 days’ written notice to BB&T.

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

Note 6. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30, 2009 Incurred	Three Months Ended September 30, 2008 Incurred	Nine Months Ended September 30, 2009 Incurred	Nine Months Ended September 30, 2008 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)	$221,529	$308,440	$578,487	$816,435
Asset management fees	133,618	1,868	262,602	1,868
Property management fees	116,117	909	220,376	909
Acquisition fees and acquisition expenses	917,466	—	1,411,147	—
Capitalized
Acquisition fees and closing costs	—	302,200	—	302,200
Prepaid expenses and other assets	—	4,807	—	184,921
Additional Paid-in Capital
Selling commissions	1,549,189	561,117	3,757,988	780,711
Dealer management fee	663,938	238,155	1,610,566	334,591
Reimbursements of offering costs	416,491	280,078	1,060,558	2,336,289

Total	$4,018,348	$1,697,574	$8,901,724	$4,757,924

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

As of September 30, 2009 and December 31, 2008, we had amounts due to affiliates totaling $1,029,330 and $1,172,014, respectively.

Organizational and Offering Costs

Organizational and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not expect to have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses estimated to be 1.0% of the contract purchase price. Our Advisor also receives a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value, as defined, of our assets. The monthly asset management fees for our properties acquired through our September 24, 2009 mergers are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio. The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Commencing four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

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

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the REIT I Merger Transaction, equal to 6.0% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. The properties acquired in the REIT I Merger Transaction are managed by an affiliate of our Sponsor and a portion of those property management fees are paid to a third party property manager. As a condition of the REIT II Merger Transaction, the monthly property management fees for properties acquired through the REIT II Merger Transaction have been waived until the FFO, as defined in the merger agreement, relating to the REIT II Merger Transaction reaches $0.70 per share. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

Employee and Director Long-Term Incentive Plan

We have adopted an Employee and Director Long-Term Incentive Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of our Advisor, affiliate entities and full-time employees of such entities that provide services to us, and certain consultants to us and to our Advisor or to affiliate entities that provide services to us. Awards granted under the Plan may consist of restricted stock, stock options, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2008, no awards had been granted under the Plan. On January 27, 2009, we issued 2,500 shares of restricted stock to each of our two independent board of directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date such director was

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

appointed to our board of directors. On June 17, 2009 we issued an additional 1,250 shares of restricted stock to each of our two independent board of directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date of issuance. Compensation expense is recognized ratably over the vesting period. For the nine months ended September 30, 2009, we recorded an expense (included in general and administrative expense) of approximately $20,000 related to restricted stock awards.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2009, we have sold 103,600 shares through our distribution reinvestment plan.

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

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. During the three and nine month periods ended September 30, 2009, 1,400 shares have been redeemed by the Company.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership will have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

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

Note 8. Declaration of Distributions

On September 16, 2009, our board of directors declared a distribution rate for the fourth quarter of 2009 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2009 and continuing on each day thereafter through and including December 31, 2009.

Note 9. Subsequent Events

Offering Status

As of November 10, 2009, in connection with our Offering we have issued approximately 9.1 million shares of our common stock for gross proceeds of approximately $90.1 million.

Date of Management’s Review

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued.

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

On March 17, 2008, the SEC declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of September 30, 2009, in connection with our Offering, we had issued approximately 7.6 million shares of our common stock for gross proceeds of approximately $75.9 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with the REIT I Merger Transaction and the REIT II Merger Transaction (See Note 3 in the accompanying financial statements).

In addition to sponsoring our Offering, our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and our Property Manager.

On September 25, 2008, we acquired our first two self storage facilities. On September 24, 2009, through the REIT I Merger Transaction and the REIT II Merger Transaction, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests described below. As of September 30, 2009, we wholly-owned 24 self storage facilities located in 13 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, South Carolina, Tennessee, Texas and Virginia) comprising approximately 16,375 units and approximately 2.2 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those facilities, one interest has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 of the financial statements, included in this report. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

REIT Qualification

We made an election under Section 856(c) of the Code to be taxed as a REIT commencing with the taxable year ended December 31, 2008. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial conditions and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ending December 31, 2008, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. On September 25, 2008, we acquired our first two self storage facilities. On September 24, 2009, through the REIT I Merger Transaction and the REIT II Merger Transaction, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests described below. As of September 30, 2009, we wholly-owned 24 self storage facilities located in 13 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, South Carolina, Tennessee, Texas and Virginia) comprising approximately 16,375 units and approximately 2.2 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 therein. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

We had only five days of activity related to our first two acquisitions in the three and nine-month periods ended September 30, 2008; therefore, we believe there is little basis for comparison with the three and nine-month periods ended September 30, 2009.

Operating Results for the Three Months Ended September 30, 2009

Self Storage Rental Income

Rental income for the three months ended September 30, 2009, was $1,715,064, which represents three full months of rental income from eight properties, two properties that we owned for approximately 2.5 months and three other properties that we owned for approximately one month. Additionally, rental income includes seven days of income related to the properties acquired through the REIT I Merger Transaction and the REIT II Merger Transaction. We expect rental income to increase in future periods as we derive rental income for the full quarter for properties acquired during the third quarter of 2009 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2009 were $963,885. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. Of the total operating expenses, $249,735 was paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $391,520 compared to $305,860 for the three months ended September 30, 2008. Such expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2009 were $873,322 compared to $10,538 for the three months ended September 30, 2008. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions in 2008 and 2009, including the REIT I Merger Transaction and the REIT II Merger Transaction. The increase in depreciation and amortization expenses is attributable to our acquisition of properties. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense was $239,499 for the three months ended September 30, 2009 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities and on the promissory notes related to the properties acquired in the REIT I Merger Transaction and the REIT II Merger Transaction. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended September 30, 2009 were $1,175,381 compared to $48,490 for the three months ended September 30, 2008. Approximately $800,000 of property acquisition expenses for the three months ended September 30, 2009 relate to acquisition related transaction costs incurred in connection with both closed and potential acquisitions. We expect that such costs will increase in future periods as we increase our acquisition activity. In addition, we incurred approximately $376,000 of non-recurring costs related to the REIT I Merger Transaction and the REIT II Merger Transaction. Under SFAS 141R, such costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired.

Operating results for the Nine Months Ended September 30, 2009

Self Storage Rental Income

Rental income for the nine months ended September 30, 2009 was $3,095,994 which represents nine months of rental income from the three self storage facilities acquired in 2008, three properties that we owned for approximately 7.5 months, two properties that we owned for four months, two properties that we owned for approximately 2.5 months and three properties that we owned for approximately one month. Additionally, rental income includes approximately seven days of income related to the properties acquired through the REIT I Merger Transaction and the REIT II Merger Transaction. We expect rental income to increase in future periods as we derive rental income for the full nine months on properties acquired during 2009 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2009 were $1,801,812. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. Of the total operating expenses, $482,978 was paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 were $1,292,826 compared to $810,188 for the nine months ended September 30, 2008. Such expenses consist primarily of legal expenses, directors and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The increase in 2009 over 2008 is primarily due to increased payroll, legal and accounting expenses incurred to support the additional operations. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1,557,370 for the nine months ended September 30, 2009 compared to $18,819 for the nine months ended September 30, 2008. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions in 2008 and 2009, including the REIT I Merger Transaction and the REIT II Merger Transaction. The increase in depreciation and amortization expenses is attributable to our acquisition of properties, including the properties acquired in the REIT I Merger Transaction and the REIT II Merger Transaction. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense was $526,247 for the nine months ended September 30, 2009 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities and the promissory notes related to the properties acquired in the REIT I Merger Transaction and the REIT II Merger Transaction. We expect interest expense to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the nine months ended September 30, 2009 were $2,722,100 compared to $48,490 for the nine months ended September 30, 2008. Approximately $1,734,000 of the property acquisition expenses for the nine months ended September 30, 2009 primarily relates to acquisition related transaction costs incurred in connection with both current and potential acquisitions in 2009. We expect that such costs will increase in future periods as we acquire additional operating facilities. In addition, we incurred approximately $989,000 of nonrecurring costs related to the REIT I Merger Transaction and the REIT II Merger Transaction. Under SFAS 141R, such costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired.

Funds From Operations

We believe that funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. We believe that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently from us.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net loss attributable to Strategic Storage Trust, Inc.	$(1,895,192)	$(4,828,297)
Add:
Depreciation	388,380	748,055
Amortization of intangible assets	473,029	774,832

FFO	$(1,033,783)	$(3,305,410)

Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing activities.

Significant Items Included in Net Loss:

•

In accordance with GAAP, as of January 1, 2009, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. Such costs totaled approximately $1,175,000 and $2,722,000 for the three months and nine months ended September 30, 2009, respectively. These costs have been and will continue to be funded with cash proceeds from our Primary Offering.

•	The amortization of deferred financing costs totaled $24,219 and $122,885 for the three months and nine months ended September 30, 2009, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2009 and September 30, 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008	Change
Net cash flow provided by (used in):
Operating activities	$(1,809,216)	$(853,040)	$(956,176)
Investing activities	$(38,448,454)	$(11,140,006)	$(27,308,448)
Financing activities	$45,195,988	$13,034,403	$32,161,585

Cash flows used in operating activities for the nine months ended September 30, 2009 and September 30, 2008 were approximately $1.8 million and $0.9 million, respectively, an increase in the use of cash of approximately $0.9 million. The increased use of cash compared to the prior period primarily relates to increased acquisition expenses due to the acquisition of additional operating facilities throughout 2009.

Cash flows used in investing activities for the nine months ended September 30, 2009 and September 30, 2008 were $38.4 million and $11.1 million, respectively, an increase in the use of cash of $27.3 million. The increase compared to the prior period primarily relates to the ten facilities acquired throughout 2009.

Cash flows provided by financing activities for the nine months ended September 30, 2009 and September 30, 2008 were $45.2 million and $13.0 million, respectively, an increase of $32.2 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from our ongoing public offering of shares of our common stock.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following data supplements, and should be read in conjunction with our prospectus dated October 28, 2009 and the section captioned “Description of Shares – Distribution Policy.”

	Three Months Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Distributions paid in cash	$560,745	$369,308	$223,731	$131,964
Distributions reinvested	445,046	269,636	155,943	93,390

Total distributions	$1,005,791	$638,944	$379,674	$225,354

Source of distributions
Cash flows used in operations	$(772,937)	$(796,952)	$(239,327)	$(253,208)
Proceeds from issuance of common stock	1,778,728	1,435,896	619,001	478,562

Total sources	$1,005,791	$638,944	$379,674	$225,354

Cash flows used in operations were $772,937, $796,952 and $239,327 for the three months ended September 30, 2009, June 30, 2009 and March 31, 2009, respectively. Those cash flows include approximately $1,175,000, $1,037,000 and $508,000, respectively, of real estate acquisition related expenses expensed in accordance with SFAS 141R. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

Indebtedness

As of September 30, 2009, we had approximately $79,950,000 of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1,589,000). The weighted average interest rate on our consolidated fixed rate indebtedness as of September 30, 2009 was approximately 6%. As of September 30, 2009 approximately $8,230,000 of our total consolidated indebtedness was variable rate debt.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2009:

	Payments due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 years
Mortgage interest	$30,061,024	$1,215,437	$9,765,384	$8,381,966	$10,698,237
Mortgage principal	79,952,965	104,966	4,335,340	8,957,547	66,555,112

Total contractual obligations	$110,013,989	$1,320,403	$14,100,724	$17,339,513	$77,253,349

Subsequent Events

Offering Status

As of November 10, 2009, in connection with our Offering we have issued approximately 9.1 million shares of our common stock for gross proceeds of approximately $90.1 million.

Date of Management’s Review

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of September 30, 2009, our debt consisted of approximately $71,723,000 in fixed rate debt and approximately $8,230,000 in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which includes a note with an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of September 30, 2009:

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$104,966	$459,334	$514,421	$3,256,157	$832,976	$66,555,112	$71,722,966	$70,074,369
Average interest rate	6.02%	6.02%	6.02%	6.04%	6.05%
Variable rate debt	$—	$3,291,779	$69,806	$4,868,414	$—	$—	$8,229,999	$8,289,855
Average interest rate	4.90%	5.50%	6.50%	6.50%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following two risk factors should be read in conjunction with those set forth in the “Risk Factors” section of our 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. If we pay distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties, which may reduce your overall return. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

The following risk factor replaces a similar risk factor set forth in the “Risk Factors” section on page 21 of our 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, you will not be able to determine the net asset value of your shares on an on-going basis during this offering.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our dividend reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during this offering

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On September 24, 2009, we issued approximately 6.2 million shares to the former REIT I and REIT II stockholders in the REIT I Merger Transaction and REIT II Merger Transaction, respectively. These shares were issued pursuant to the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors with a pre-existing substantive relationship with our Sponsor, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of September 30, 2009, we had issued approximately 7.6 million shares of common stock in our Offering, raising gross offering proceeds of approximately $75.9 million. From this amount, we paid approximately $1.8 million in acquisition fees to our Advisor, approximately $7.4 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $6.0 million was reallowed to third-party broker dealers), and approximately $3.7 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired (exclusive of the REIT I Merger Transaction and REIT II Merger Transaction) approximately $62.0 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	As noted in Notes 2 and 7 to the consolidated financial statements included in this report, and more fully described in our prospectus dated October 28, 2009, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of September 30, 2009, the maximum amount that may yet be redeemed under our publicly announced program is approximately $970,000. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended September 30, 2009, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
July 2009	1,400	$9.25	1,400
August 2009	—	—	—
September 2009	—	—	—

Total	1,400		1,400

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT I Acquisition, Inc. and Self Storage REIT, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.2*	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT II Acquisition, Inc. and Self Storage REIT II, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.3*	Agreement for Purchase and Sale for the Jersey City Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 10, 2009, Commission File No. 000-53644

10.4*	First Amendment to Agreement for Purchase and Sale for the Jersey City Property, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 10, 2009, Commission File No. 000-53644

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC.
(Registrant)

Dated: November 13, 2009	By:	/s/ Michael S. McClure
Michael S. McClure
Chief Financial Officer and Treasurer