Form 10-K
period 2009-12-31
Strategic Storage Trust, Inc.
filed 2010-03-30
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $53,200,000 assuming a market value of $10 per share, as of June 30, 2009.

As of March 24, 2010, there were 18,931,577 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Storage Trust, Inc., a Maryland Corporation (the “Company”), was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. The Company made an election to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2009, including shares sold through our distribution reinvestment plan, we had sold approximately 10.4 million shares of our common stock for gross offering proceeds of approximately $104.3 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of December 31, 2009, we wholly-owned 26 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 17,665 units and approximately 2.34 million rentable square feet. Of the 26 properties we wholly-owned as of December 31, 2009, 23 were acquired during 2009, including 11 acquired in merger transactions with Self Storage REIT, Inc. and Self Storage REIT II, Inc. completed on September 24, 2009. (See Note 3 of the Notes to the Consolidated Financial Statements contained in this report). We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired, other than the properties acquired in the two mergers with the private real estate investment trusts described in Note 3 of the Notes to the Consolidated Financial Statements contained in this report.

Strategic Capital Holdings, LLC (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager, Strategic Storage Property Management, LLC (our “Property Manager”).

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

Investment Objectives

Overview

We will invest a substantial amount of the net proceeds of the Offering in self storage facilities and related self storage real estate investments. In the event we raise the maximum offering from our Primary Offering, we anticipate that approximately 88.25% of our gross offering proceeds will be used to primarily make investments in self storage facilities and related self storage real estate investments and pay real estate-related acquisition fees and acquisition expenses, while the remaining 11.75% will be used to pay sales commissions, dealer manager fees and other organization and offering expenses. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to our stockholders;

•	preserve and protect our stockholders’ invested capital; and

•	achieve appreciation in the value of our properties over the long term.

We cannot assure our stockholders that we will attain these primary investment objectives.

Exchange Listing and Other Liquidity Events

Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within five to seven years after completion of the Offering:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the timeframe contemplated or at all. This timeframe represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations beyond seven years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what a stockholder paid for his or her shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees paid to our Advisor.

Our Self Storage Acquisition Strategy

We will focus on the acquisition, ownership, operation and development of self storage facilities and activities relating to this type of property. Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.35 billion rentable square feet at approximately 51,250 facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. We believe the following factors will allow us to achieve market penetration, name recognition and national brand awareness and loyalty in the self storage industry, which will result in greater economies of scale:

•	the size and diversification of our self storage portfolio, which currently consists of 26 properties in 14 states with approximately 17,665 units and approximately 2.34 million square feet;

•

the management team of our Advisor and Property Manager which, in addition to our executive officers, includes regional and district property management professionals and on-site property management personnel; and

•

our self storage branding strategy whereby we intend to re-brand every self storage facility under the “SmartStopSM Self Storage” brand over the next several years and our customer-friendly self storage website, www.SmartStopSelfStorage.com, which allows potential self-storage customers to locate available units at any of our properties.

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

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of the Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have both the potential for growth in value and for providing regular cash distributions to our stockholders.

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

Our Borrowing Strategy and Policies

As of December 31, 2009, our leverage was 40%. In light of the current debt and interest rate environment, we intend to use low leverage (less than 50%) to make our investments during the Offering. However, at certain times during the Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in the Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout the Offering.

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

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report.

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

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

•

a lease in which we enter into a long-term lease (typically ten years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We will make acquisitions of our real estate investments directly or indirectly through our Operating Partnership, other than the properties acquired in the two mergers with the private real estate investment trusts described in Note 3 of the Notes to the Consolidated Financial Statements contained in this report. We will acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Conditions to Closing Acquisitions

We will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including but not limited to, where appropriate:

•	property surveys and site audits;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments

As of December 31, 2009, we had entered into several joint venture arrangements (see Note 2 of the Notes to the Consolidated Financial Statements contained in this report). In the future we may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.

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

Co-Investment with Tenant-In-Common Programs and Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code (the “Code”). Strategic Capital Holdings, LLC, our Sponsor, is a sponsor of tenant-in-common programs and Delaware Statutory Trusts (“DSTs”), and regularly facilitates these transactions, referred to as like-kind exchanges.

For each tenant-in-common program, our Sponsor or one of its affiliates will create a single member limited liability company (each of which we refer to as a Strategic Capital Exchange Entity). A Strategic Capital Exchange Entity will acquire all or part of a real estate property to be owned in co-tenancy arrangements with persons wishing to engage in like-kind exchanges (tenant-in-common participants). Generally, a Strategic Capital Exchange Entity will acquire the subject property, and through a registered broker-dealer, market a private placement memorandum for the sale of co-tenancy interests in that property. In many instances, affiliates of our Advisor will sell or contribute a property to a Strategic Capital Exchange Entity for the purpose of selling off the property. Properties acquired in connection with the tenant-in-common program, if any, initially may be partially or entirely financed with debt. When a tenant-in-common participant wishes to acquire a co-tenancy interest, the Strategic Capital Exchange Entity will deed an undivided co-tenancy interest in the subject property to a newly formed single-member limited liability company that is owned by the tenant-in-common participant.

A DST is a separate legal entity created as a trust under Delaware law that allows persons wishing to engage in like-kind exchanges to reinvest their proceeds in commercial real estate. The DST acquires title to the property or properties and borrows money from the lender secured by such properties. The exchange participant owns a beneficial interest in the DST.

In connection with the two mergers with private real estate investment trusts we completed on September 24, 2009, we acquired minority interests in several DSTs affiliated with our Sponsor. (See Note 3 of the Notes to the Consolidated Financial Statements contained in this report). We may in the future invest in other similar programs or increase our ownership position in a DST in which we already have an ownership interest, but will only do so if our board of directors, including a majority of our independent directors, determines that our participation or increase in ownership is in the best interest of our stockholders. In the event that our board of directors determines that it is in our best interest to so participate, we may co-invest in the property or DST.

We may co-invest in a property or DST only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approves of the transaction as being fair, competitive and commercially reasonable to us. We anticipate that in the event we purchase a tenant-in-common or DST interest from a Strategic Capital Exchange Entity, generally we will purchase the interest at the Strategic Capital Exchange Entity’s cost (before offering expenses and fees). However, if the price to us is in excess of the cost paid by our affiliate for the asset, a majority of our directors not otherwise interested in the transaction, including a majority of our independent directors, must determine that substantial justification for such excess exists and that such excess is reasonable. In no event shall the cost of such asset to us exceed the greater of the Strategic Capital Exchange Entity’s cost or the current appraised value for the property or DST interest as determined by an independent appraiser. Although the Strategic Capital Exchange Entity will charge fees and expenses to tenant-in-common participants and/or will sell the tenant-in-common or DST interests at a price above the price it paid for the property, we will not pay any fees or expenses to the Strategic Capital Exchange Entity. We will, however, pay our Advisor the acquisition fees and reimburse our Advisor for its expenses to the same extent as with other types of property acquisitions.

All purchasers of co-tenancy interests, including our Operating Partnership if it purchases co-tenancy interests, will be required to execute a tenant-in-common agreement with the other purchasers of co-tenancy interests in that particular property. For a DST investment, each investor is required to execute a trust agreement. If we purchase these co-ownership interests, we will be subject to various risks associated with co-ownership arrangements which are not otherwise present in real estate investments, such as the risk that the interests of the non-affiliated investors will become adverse to our interests.

In any co-ownership arrangement, our Sponsor, the Strategic Capital Exchange Entity, or the other investors may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. For instance, our Sponsor will receive substantial fees in connection with its sponsoring of a co-ownership arrangement (although we will not be required to pay such fees) and our participation in such a transaction likely would facilitate its consummation. For these reasons, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of our Sponsor or the Strategic Capital Exchange Entity. As a result, agreements and transactions between the parties with respect to the property will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties.

Construction and Development Activities

As of December 31, 2009, we had not undertaken any construction or development activities. From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use “taxable REIT subsidiaries” or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.

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

Other Regulations

The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure our stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2009, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

We may sell assets to third parties or to affiliates of our Advisor. Our nominating and corporate governance committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association. These limitations cannot be changed unless our charter is amended, which requires the approval of our stockholders. Unless our charter is amended, we will not:

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

•

Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal from an independent appraiser, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

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

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor are required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgages

As of December 31, 2009, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

On September 24, 2009, we completed mergers with two private real estate investment trusts sponsored by our Sponsor. (See Note 3 of the Notes to the Consolidated Financial Statements contained in this report). We may purchase properties from one or more affiliates of our Advisor in the future. Our board of directors has established a nominating and corporate governance committee, which will review and approve all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our Advisor and its affiliates.

Investment Company Act and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.”

In addition, we do not intend to:

•	underwrite securities of other issuers; or

•	actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

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

Risks Related to an Investment in Strategic Storage Trust, Inc.

We have a limited operating history and limited established financing sources, and we cannot assure our stockholders that we will be successful in the marketplace.

We were incorporated in August 2007 and commenced active business operations on May 22, 2008. As of December 31, 2009, we owned 26 properties in 14 states. Our stockholders should consider our prospects in light of the risks uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.

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

We have incurred operating losses to date and we anticipate that we will not be profitable in 2010.

We incurred a net loss of approximately $7.3 million for the year ended December 31, 2009. Given that we are still early in our fundraising and acquisition stage of development, we anticipate that we will not be profitable in 2010.

Our stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

As of December 31, 2009, we owned 26 properties in 14 states. On an ongoing basis, we continue to evaluate investments that we may make in the future, however we will not provide our stockholders with information to evaluate our investments prior to our acquisition of properties. We will seek to make a substantial portion of our investments in self storage properties. We may also, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. For a more detailed discussion of our investment policies, see Part I, Item 1, of this annual report.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2009, we owned 26 properties in 14 states. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. To date, we have used net proceeds from the Offering to fund a majority of our distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of our stockholders’ investments. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, and Robert Cerrone, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and our Property Manager to effectively manage our properties.

We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. In addition, we will rely on our Property Manager to effectively manage our properties. Thus, the success of our business will depend in large part on the ability of our Advisor and Property Manager to manage our operations. Any adversity experienced by our Advisor or our Property Manager or problems in our relationship with our Advisor or Property Manager could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We may loan a portion of the proceeds of the Offering to fund the development or purchase of self storage facilities.

We will use the net proceeds of the Offering to purchase primarily self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our Advisor, require us to indemnify our directors, officers, employees and agents and our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to

(1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor. Our Advisor and its affiliates are actively involved in 14 other real estate programs, six of which invest in or own self storage properties, that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our charter and advisory agreement, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of their investments.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

On September 24, 2009, we completed two mergers with private real estate investment trusts sponsored by our Sponsor. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors approved the two mergers discussed above and will approve all future transactions between us and our Advisor and its affiliates.

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

We may enter into joint ventures with other programs sponsored by our Sponsor, including other REITs, for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program sponsored by our Sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investments.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker, Donelson, Bearman, Caldwell & Berkowitz, PC may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker, Donelson, Bearman, Caldwell & Berkowitz, PC may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

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

We will not be afforded the protection of Maryland law relating to business combinations.

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

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the 1940 Act; if we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the 1940 Act. Currently, our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, each stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

Our stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, each stockholder will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if the stockholder does not vote with the majority on any such matter.

If one of our stockholders does not agree with the decisions of our board of directors, the stockholder only has limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

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

All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering; therefore, our stockholders will not be able to determine the net asset value of their shares on an ongoing basis during the Offering.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, our stockholders will not be able to determine the net asset value of their shares on an ongoing basis during the Offering.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, a stockholder should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of the Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. With limited prior operating history, we cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties will consist primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We will face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We will face intense competition in every U.S. market in which we purchase self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage space in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally our leases will be on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower than expected rental rates upon re-letting could adversely affect our rental revenues and impede our growth.

We will depend on our on-site personnel to maximize customer satisfaction at each of our facilities; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers will be contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If we are unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

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

The self storage facilities we own and operate are leased directly to tenants who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities without our knowledge. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters or events caused by fault of a tenant, fault of a third party or our own fault. Such damage may or may not be covered by insurance maintained by us, if any. Our customers are required to acquire their own insurance coverage on storage contents or assume all of the risk. Our Advisor will determine the amounts and types of insurance coverage that we will maintain including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor, based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. Historically our Sponsor has maintained coverage that includes comprehensive property and general liability coverage, including customer goods legal liability coverage, which covers damage to customer goods due to liability on our part, however, there is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we will require our tenants to sign an agreement stating that they will not store hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our tenants will not store flammable, hazardous, illegal or other dangerous materials which might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

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

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

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

We anticipate that the majority of the properties we acquire will have occupancy levels at or above 80%. However, certain of the properties we acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of tenants. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property. In addition, because properties’ market values depend principally upon the occupancy rates, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce returns to our stockholders.

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

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

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

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

Adverse economic conditions will negatively affect our returns and profitability.

Recent geopolitical events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past twelve months than in prior periods. The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in tenant defaults under leases or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases; and

•	increased insurance premiums, resulting in part from the increased risk of terrorism and natural disasters, may reduce funds available for distribution.

A continuing environment of declining prices could further weaken real estate markets. We do not know how long the slowdown will last, or when, or even if, real estate markets will return to more normal conditions. Since we cannot predict when real estate markets may recover, the value of our properties may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our property values and operations could be negatively affected to the extent that the current economic downturn is prolonged or becomes more severe.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

Further, we may not obtain an independent third party environmental assessment for every property we acquire. In addition, we cannot assure our stockholders that any such assessment that we do obtain will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

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

Risks Associated with Debt Financing

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

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

We intend to incur indebtedness secured by our properties, which may result in foreclosure.

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

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

We have incurred indebtedness and expect that we will incur further indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, increases in interest rates would increase our interest costs related to our variable rate debt, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Although, technically, our board may approve unlimited levels of debt, our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this disruption in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Risks Associated with Co-Ownership of Real Estate

We may have increased exposure to liabilities from litigation as a result of our participation in a tenant-in-common program.

Strategic Capital Holdings, LLC, our Sponsor and an affiliate of our Advisor, has developed tenant-in-common programs to facilitate the acquisition of real estate properties to be owned in co-tenancy arrangements with persons who are looking to invest proceeds from a sale of real estate to qualify for like-kind exchange treatment under Section 1031 of the Code. We may participate in the tenant-in-common program by either co-investing in the property with the exchange investors or purchasing a tenant-in common interest from an affiliate of our Advisor, generally at the cost of the property paid by such affiliate. Changes in tax laws may result in tenant-in-common programs no longer being available, which may adversely affect such programs or cause them not to achieve their intended value. Even though we will not sponsor these tenant-in-common programs, we may be named in or otherwise required to defend against any lawsuits brought by tenant-in-common participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service (“IRS”) conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. In such event we may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by other tenant-in-common participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may be subject to risks associated with tenant-in-common programs inherent in ownership of co-tenancy interests with non-affiliated third parties.

In connection with some of our property acquisitions, we currently or subsequently may become tenant-in-common owners of properties in which an affiliate of our Advisor sells tenant-in-common interests to tenant-in-common participants. As an owner of tenant-in-common interests in properties, we will be subject to the risks inherent to the ownership of co-tenancy interests with unrelated third parties. In a substantial majority of these transactions, the underlying property serves as collateral for the mortgage loan to finance the purchase of the property. To the extent the loan is not repaid in full as part of the tenant-in-common program, the loan remains outstanding after the sale of the co-tenancy interests to the tenant-in-common participants. Each co-tenant is a borrower under the loan agreements. However, these loans generally are non-recourse against the tenant-in-common participants’ interests and are secured by the real property. However, the tenant-in-common participants are required to indemnify, and become liable to, the lender for customary carve-outs under the applicable financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

We will be subject to risks associated with the co-tenants in our co-ownership arrangements that otherwise may not be present in other real estate investments.

We may enter into tenant-in-common, Delaware Statutory Trust (“DST”), or other co-ownership arrangements with respect to a portion of the properties we acquire. In connection with the two mergers with private real estate investment trusts we completed on September 24, 2009, we acquired minority interests in several DSTs affiliated with our Sponsor. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate such as the following:

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

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC, our legal counsel, has rendered its opinion that we have been organized in conformity with the requirements for qualification and taxation as a REIT pursuant to Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, and our organization and method of operation will enable us to meet the qualifications and requirements for taxation as a REIT under the Code, based upon our representations as to the manner in which we are and will be owned and our investment in assets and manner of operation, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. Baker, Donelson, Bearman, Caldwell & Berkowitz, PC will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Baker, Donelson, Bearman, Caldwell & Berkowitz, PC’s legal judgment based on the law in effect as of the date of the opinion. Baker, Donelson, Bearman, Caldwell & Berkowitz, PC’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including the Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including the Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which our Operating Partnership owns properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of our Operating Partnership or an underlying property owner could also threaten our ability to maintain REIT status.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If a stockholder participates in our distribution reinvestment plan, the stockholder will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless the stockholder is a tax-exempt entity, the stockholder may have to use funds from other sources to pay his or her tax liability on the value of the common stock received.

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

We may be required to pay some taxes due to actions of our taxable REIT subsidiaries which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat three of our subsidiaries as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

The tax rate applicable to qualifying corporate distributions received by individuals prior to 2011 has been reduced to a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in to be a prohibited transaction which could result in additional tax consequences.

If a stockholder is investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, the stockholder should satisfy himself or herself that, among other things:

•	the investment is consistent with the stockholder’s fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of ERISA;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce UBTI for the plan or IRA;

•	the stockholder will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exception from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2009, we wholly-owned 26 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 17,665 units and approximately 2.34 million rentable square feet. Of the 26 properties we wholly-owned as of

December 31, 2009, 23 were acquired during 2009, including 11 acquired in merger transactions with Self Storage REIT, Inc. and Self Storage REIT II, Inc. completed on September 24, 2009, as described in Note 3 of the Notes to the Consolidated Financial Statements contained in this report. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As of December 31, 2009, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)
Alabama (1)	2	1,075	144,500
Arizona	1	520	38,750
California (1)	1	1,300	251,700
Florida	2	2,250	283,700
Georgia (1)	2	1,170	128,500
Kentucky	5	2,800	401,000
Mississippi	1	600	66,600
Nevada	2	710	87,100
New Jersey	1	1,090	91,500
Pennsylvania	2	1,290	155,200
South Carolina	1	460	65,200
Tennessee	1	800	100,400
Texas (1)	4	3,100	479,500
Virginia	1	500	49,900

Total	26	17,665	2,343,550

(1)

Does not include any property where we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne Property, the Self Storage I DST properties, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

The map below shows the geographic location of our self storage portfolio as of December 31, 2009.

As of December 31, 2009, we wholly-owned the following 26 self storage facilities:

Property	Acquisition Date	Year Built	Approx. Units	Approx. Sq. Ft. (net)	Physical Occupancy (%)(1)	% Climate- Controlled(2)
Biloxi - Biloxi, MS	9/25/2008	1980/1984/1992	600	66,600	69.3%	12.2%
Gulf Breeze - Gulf Breeze, FL	9/25/2008	1978/1982/2004	700	80,000	85.7%	61.0%
Manassas - Manassas, VA	12/19/2008	1996/2000	500	49,900	80.0%	51.0%
Walton - Walton, KY	2/12/2009	1991	430	72,000	80.7%	0.5%
Crescent Springs - Crescent Springs, KY	2/12/2009	1999/2003	350	57,200	88.7%	0.6%
Florence - Florence, KY	2/12/2009	1996	520	81,800	89.7%	6.8%
Alpharetta - Alpharetta, GA	6/1/2009	2003	670	76,500	61.7%	59.0%
Marietta - Marietta, GA	6/1/2009	2006	500	52,000	74.9%	100.0%
Erlanger - Erlanger, KY	7/17/2009	1987	610	63,700	73.4%	2.3%
Florence II - Florence, KY	7/17/2009	1982/1995	890	126,300	85.3%	0.3%
Jersey City - Jersey City, NJ	8/21/2009	1985	1,090	91,500	72.9%	0.0%
Montgomery - Montgomery, AL	9/3/2009	1995/2004	600	94,600	78.7%	22.2%
Phoenix - Phoenix, AZ	9/4/2009	1974	520	38,750	56.8%	83.2%
Seabrook - Seabrook, TX(3)	9/24/2009	2001-2003	680	78,000	88.7%	51.6%
Greenville - Greenville, SC(3)	9/24/2009	1948/1995	460	65,200	82.2%	66.0%
Kemah - Kemah, TX(3)	9/24/2009	1985/2005/1999/2002	1,300	239,000	83.5%	19.4%
Tallahassee - Tallahassee, FL(3)	9/24/2009	1979-1987	1,550	203,700	71.6%	2.9%
Memphis - Memphis, TN(3)	9/24/2009	1987/1994	800	100,400	78.8%	0.0%
Houston - Houston, TX(3)	9/24/2009	1984/2005	480	73,300	75.9%	38.6%
Las Vegas - Las Vegas, NV(4)	9/24/2009	2006	520	66,000	74.5%	78.5%
Las Vegas II - Las Vegas, NV(4)	9/24/2009	1998	190	21,100	74.2%	33.2%
Pearland - Pearland, TX(4)	9/24/2009	2004/2005	640	89,200	87.0%	60.6%
Daphne - Daphne, AL(4)	9/24/2009	2000	475	49,900	54.9%	100.0%
Lake Forest - Lake Forest, CA(5)	9/24/2009	2003	1,300	251,700	91.1%	0.0%
Pittsburgh - Pittsburgh, PA	12/11/2009	1990	470	55,200	80.7%	15.2%
West Mifflin - West Mifflin, PA	12/11/2009	1983	820	100,000	71.0%	20.2%

Total / Average(6)			17,665	2,343,550	79.3%	25.4%

(1)	Represents occupied square feet divided by total rentable square feet as of December 31, 2009.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2009.

(3)	Acquired in the merger with Self Storage REIT, Inc. (REIT I).
(4)	Acquired in the merger with Self Storage REIT II, Inc. (REIT II).
(5)	Acquired in the mergers with REIT I and REIT II (owned by both REIT I and REIT II through a joint venture).
(6)	The average occupancy and climate-controlled percentages have been calculated utilizing a weighted average calculation, based on each property’s net rentable square feet.

For the year ended December 31, 2009, the average monthly rent per occupied square foot for the 26 self storage facilities we wholly-owned was $0.74. The weighted average capitalization rate at acquisition for these 26 self storage facilities was approximately 7.9%. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to the Advisor. This calculation includes several properties in their lease-up period. Upon stabilization of these properties, we expect the weighted average capitalization rate to increase.

As of December 31, 2009, we owned a minority interest in the following properties:

Property	% Owned	Acquisition Date(1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	Physical Occupancy (%)(2)	% Climate- Controlled(3)
WP Baltimore Self Storage- Baltimore, MD(5)	11.5%	9/24/2009	2004	500	70,900	69.2%	0.0%
San Francisco Self Storage DST- San Francisco, CA(5)	10.0%	9/24/2009	1909/2000	1,100	77,900	77.0%	0.0%
Hawthorne Property- Hawthorne, CA(4) (5)	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a
Self Storage I DST- GA, NC, and TX(6)	3.05%	9/24/2009	1996-2004	5,500	714,700	82.1%	18.5%
Southwest Colonial, DST TX(6)	0.28%	9/24/2009	1981-2007	2,850	369,600	81.0%	12.1%
Montgomery County Self Storage, DST – AL(6)	1.49%	9/24/2009	1997-2005	1,600	152,900	80.9%	100.0%

Total / Average(7)				11,550	1,742,000	84.7%	18.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of December 31, 2009.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2009.
(4)

Not a self storage facility. We have a 12% direct investment in Westport LAX LLC, the entity owning this property, and an indirect interest in Westport LAX LLC through an investment in Hawthorne, LLC, which has a direct investment in Westport LAX LLC.

(5)	Acquired in the merger with Self Storage REIT, Inc. (REIT I).
(6)	Acquired in the merger with Self Storage REIT II, Inc. (REIT II).
(7)	The average occupancy and climate-controlled percentages have been calculated utilizing a weighted average calculation, based on each property’s net rentable square feet.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 24, 2010, we had approximately 18.9 million shares of common stock outstanding, including approximately 332,000 shares issued pursuant to our distribution reinvestment plan, held by a total of 5,332 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. Until 18 months after the completion of any subsequent offerings of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value (unless we have made a special distribution to stockholders of net sales proceeds from the sale of one or more properties prior to the date of determination of net asset value, in which case we will use the offering price less the per share amount of the special distribution). Beginning 18 months after the completion of the last offering of our shares, our board of directors will determine the value of the properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole.

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

Distributions

We made an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For the years ended December 31, 2009 and 2008, 100% of our distributions constituted non-taxable returns of capital.

The following table shows the distributions we have declared during the years ended December 31, 2009 and 2008, respectively:

Quarter	Total Distributions Declared	Distributions Declared per Common Share
1st Quarter 2009	$452,131	$.18
2nd Quarter 2009	$742,329	$.18
3rd Quarter 2009	$1,221,336	$.18
4th Quarter 2009	$2,705,781	$.18

Quarter	Total Distributions Declared	Distributions Declared per Common Share
2nd Quarter 2008	$15,490	$.07	(1)
3rd Quarter 2008	$120,573	$.18
4th Quarter 2008	$283,108	$.18

(1)	Distributions began on May 22, 2008, the date we satisfied the minimum offering requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2009, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	–	–	1,656,356
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	–	–	1,656,356

Use of Proceeds from Registered Securities

We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2009, we had issued approximately 10.4 million shares of common stock in our Offering, raising gross offering proceeds of approximately $104.3 million. From this amount, we paid $1.7 million in acquisition fees to our Advisor, approximately $10.2 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $8.2 million was reallowed to third party broker dealers), and approximately $3.9 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $60.9 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Notes 2 and 7 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus dated October 28, 2009, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of December 31, 2009, the maximum amount that may yet be redeemed under our publicly announced program is approximately $1,803,450. As of December 31, 2009, there were approximately 18,200 shares related to redemption requests to be processed subsequent to December 31, 2009. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the year ended December 31, 2009, we redeemed shares as follows:

For the Quarter Ended	Total Number of Shares Redeemed as Part of Publicly Announced Plans	Average Price Paid per Share	Cumulative Number of Shares Redeemed as Part of Publicly Announced Plans
March 31, 2009	—	$—	—
June 30, 2009	—	$—	—
September 30, 2009	1,400	$9.25	1,400
December 31, 2009	10,516	$9.64	11,916

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from August 14, 2007 through December 31, 2007
Operating Data
Total revenues	$7,875,143	$365,651	$—
Loss from continuing operations	(7,404,519)	(1,595,043)	—
Net loss attributable to Strategic Storage Trust, Inc.	(7,302,896)	(1,504,293)	—
Loss from continuing operations per common share-basic and diluted	(1.00)	(2.50)	—
Dividends declared per common share (annualized)	0.70	0.70	—
Balance Sheet Data
Real estate facilities	$155,058,360	$15,166,724	$—
Total assets	203,701,303	19,819,983	201,000
Total debt	78,256,583	4,000,000	—
Total liabilities	82,997,383	5,532,519	—
Stockholders’ equity	119,068,866	14,287,464	1,000
Other Data
Net cash used in operating activities	$(2,595,891)	$(1,106,248)	$—
Net cash used in investing activities	(44,300,463)	(16,311,595)	—
Net cash provided by financing activities	68,060,180	19,831,475	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 17, 2008, the SEC declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2009, in connection with our Offering, we had issued approximately 10.4 million shares of our common stock for gross proceeds of approximately $104.3 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with the merger transaction with Self Storage REIT, Inc. (the “REIT I Merger Transaction”) and the merger transaction with Self Storage REIT II, Inc. (the “REIT II Merger Transaction”) (See Note 3 of the Notes to the Consolidated Financial Statements accompanying this report).

In addition to sponsoring our Offering, our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and our Property Manager.

On September 25, 2008, we acquired our first two self storage facilities. On September 24, 2009, through the REIT I Merger Transaction and the REIT II Merger Transaction, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests described below. As of December 31, 2009, we wholly-owned 26 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 17,665 units and approximately 2.34 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

We derive revenues principally from rents received from our customers who rent units at our self storage facilities under month-to-month leases. Therefore, our operating results depend significantly on our ability to retain our existing customers and lease our available self storage units to new customers, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our customers making their required rental payments to us. We believe that our Property Manager’s approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements included in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

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

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the entities included in our financial statements may vary based on the estimates and assumptions we use.

REIT Qualification

We made an election under Section 856(c) of the Code to be taxed as a REIT commencing with the taxable year ended December 31, 2008. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ended December 31, 2008, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. On September 25, 2008, we acquired our first two self storage facilities.

On September 24, 2009, through the REIT I Merger Transaction and the REIT II Merger Transaction, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests described below. As of December 31, 2009, we wholly-owned 26 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 17,665 units and approximately 2.34 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 therein. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As we had no operations during 2007, no comparative information or discussion of 2007 results is presented. Our operating results for the year ended December 31, 2008 include results for partial year periods for three self storage facilities that we owned as of December 31, 2008, while our operating results for the year ended December 31, 2009 include full year periods for those three self storage facilities plus partial year periods for our other 23 wholly-owned self storage facilities, interests in 19 additional self storage facilities and our interest in the net leased industrial property; therefore, we believe there is little basis for comparison between the years ended December 31, 2009 and 2008.

Operating Results for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Self Storage Rental Income

Rental income for the year ended December 31, 2009 was $7,706,662, as compared to rental income for the year ended December 31, 2008 of $363,006. The increase in rental income arises primarily from the acquisition of 23 properties during 2009, which we owned for an average of 4.1 months, compared to the three properties we owned during 2008 for an average of 2.3 months. We expect rental income to increase in future periods as we derive rental income for the entire year for properties acquired during 2009 and as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2009 were $3,980,882, as compared to property operating expenses for the year ended December 31, 2008 of $174,025. Of these amounts, $857,864 and $54,485, respectively, were paid to affiliates. The increase in property operating expenses arises primarily from the acquisition of 23 properties during 2009, which we owned for an average of 4.1 months, compared to the three properties we owned during 2008 for an average of 2.3 months. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. We expect property operating expenses to increase in future periods as such expenses are incurred for the entire year for properties acquired during 2009 and as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $1,882,260, as compared to general and administrative expenses for the year ended December 31, 2008 of $1,247,654. Such expenses consist primarily of legal and accounting expenses, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The increase in general and administrative expenses arises primarily from increased payroll, legal, accounting and professional expenses incurred to support our additional operations. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2009 were $4,291,401, as compared to depreciation and amortization expenses for the year ended December 31, 2008 of $259,991. The increase in depreciation and amortization expenses arises primarily from the acquisition of 23 properties during 2009. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions, including the REIT I Merger Transaction and the REIT II Merger Transaction. We expect depreciation and amortization expenses to increase in future periods as such expenses are incurred for the entire year for properties acquired during 2009 and as we acquire additional self storage facilities.

Interest Expense

Interest expense for the year ended December 31, 2009 was $1,877,750, as compared to interest expense of $141,555 for the year ended December 31, 2008. The increase in interest expense arises from the increase in the number of our properties subject to debt obligations, primarily as a result of debt assumed in the REIT I Merger Transaction and the REIT II Merger Transaction. Interest expense relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities and on the promissory notes related to the properties acquired in the REIT I Merger Transaction and the REIT II Merger Transaction. We expect interest expense to increase in future periods as such expense is incurred for the entire year for properties acquired during 2009 and as we acquire additional self storage facilities subject to debt obligations.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2009 were $3,329,882, as compared to none for the year ended December 31, 2008. Of these expenses for the year ended December 31, 2009, approximately $2,150,000 relates to acquisition related transaction costs incurred in connection with both closed and potential acquisitions. The increase in property acquisition expenses arises primarily from the acquisition of 23 properties during 2009. For the year ended December 31, 2009, we incurred approximately $1,180,000 of non-recurring costs related to the REIT I Merger Transaction and the REIT II Merger Transaction. Under GAAP, beginning January 1, 2009, such acquisition costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired. We expect property acquisition expenses to increase in future periods as we acquire additional self storage facilities.

Other Financing Costs

Other financing costs were none for the year ended December 31, 2009, as compared to $48,490 for the year ended December 31, 2008, which represents costs incurred in seeking financing for the acquisition of two self storage facilities, which closed on September 25, 2008, which financing was ultimately not obtained.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss attributable to Strategic Storage Trust, Inc.	$(7,302,896)	$(1,504,293)
Add:
Depreciation	1,643,642	89,516
Amortization of intangible assets	2,601,212	148,735
Deduct:
Adjustment for noncontrolling interest – consolidated entity (1)	(195,379)	—

FFO	(3,253,421)	(1,266,042)
Other Adjustments:
Acquisition expenses (2)	3,329,882	—
Deferred financing amortization expense	165,121	88,427

FFO, as adjusted	$241,582	$(1,177,615)

(1)	Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $58,027 and $137,352, respectively, for the year ended December 31, 2009.
(2)	In accordance with GAAP, as of January 1, 2009, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. Such costs totaled $3,329,882 for the year ended December 31, 2009. These costs have been and will continue to be funded with cash proceeds from our Primary Offering.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended		Change
	December 31, 2009	December 31, 2008
Net cash flow provided by (used in):
Operating activities	$(2,595,891)	$(1,106,248)	$(1,489,643)
Investing activities	(44,300,463)	(16,311,595)	(27,988,868)
Financing activities	68,060,180	19,831,475	48,228,705

Cash flows used in operating activities for the years ended December 31, 2009 and 2008 were approximately $2.6 million and $1.1 million, respectively, an increase in the use of cash of approximately $1.5 million. The increased use of cash compared to the prior period primarily relates to increased acquisition expenses due to the acquisition of additional self storage facilities throughout 2009.

Cash flows used in investing activities for the years ended December 31, 2009 and 2008 were approximately $44.3 million and $16.3 million, respectively, an increase in the use of cash of approximately $28 million. The increase compared to the prior period primarily relates to the acquisition of additional self storage facilities throughout 2009.

Cash flows provided by financing activities for the years ended December 31, 2009 and 2008 were approximately $68 million and $19.8 million, respectively, an increase in the cash provided of approximately $48.2 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from our Offering.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following data relates to the distributions paid in cash and reinvested in the years ended December 31, 2009 and 2008, respectively.

	Distributions
Quarter	Cash	Reinvested	Total
1st Quarter 2009	$223,731	$155,943	$379,674
2nd Quarter 2009	369,308	269,636	638,944
3rd Quarter 2009	560,745	445,046	1,005,791
4th Quarter 2009	1,479,785	929,160	2,408,945

	$2,633,569	$1,799,785	$4,433,354

	Distributions
Quarter	Cash	Reinvested	Total
2nd Quarter 2008	$1,399	$850	$2,249
3rd Quarter 2008	54,535	23,725	78,260
4th Quarter 2008	131,964	93,392	225,356

	$187,898	$117,967	$305,865

The majority of our distributions were paid from proceeds from our Primary Offering and partly from funds received from operating activities.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to fully pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distributions declared and paid may exceed cash flow from operations.

Indebtedness

As of December 31, 2009, we had $79,853,233 of outstanding consolidated indebtedness (excluding net unamortized debt discounts of $1,596,650). The weighted average interest rate on our consolidated fixed rate indebtedness as of December 31, 2009 was approximately 6%. As of December 31, 2009, approximately $4,975,000 of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	After 5 Years
Mortgage interest	$29,090,972	$5,112,914	$8,916,530	$8,092,914	$6,968,614
Mortgage principal	79,853,233	3,751,354	8,709,336	3,717,581	63,674,962

Total contractual obligations	$108,944,205	$8,864,268	$17,625,866	$11,810,495	$70,643,576

Subsequent Events

Acquisitions

On February 24, 2010, we acquired two self storage facilities located in Fort Lee, New Jersey and Weston, Florida, from an unaffiliated third party, for a total purchase price of $23,050,000, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $576,250 in connection with this acquisition.

On March 10, 2010, we acquired a self storage facility located in Gulf Breeze, Florida from an unaffiliated third party, for a total purchase price of $1,225,000, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $30,625 in connection with this acquisition.

Potential Acquisitions

On February 11, 2010, our board of directors approved the potential acquisition of a facility located in Mesa, Arizona. The purchase price for the facility is approximately $3.7 million. We expect this acquisition to close by the end of the second quarter of 2010 using a combination of net proceeds from our initial public offering and the assumption of lender financing of approximately $3.2 million.

On March 24, 2010, our board of directors approved the potential acquisition of a facility located in Fort Lauderdale, Florida. The purchase price for the facility is $14.35 million. We expect this acquisition to close by the end of the second quarter of 2010 using net proceeds from our initial public offering.

On March 24, 2010, our board of directors approved the potential acquisition of a facility located in Riverdale, New Jersey. The purchase price for the facility is $6.3 million. We expect this acquisition to close by the end of the second quarter of 2010 using a combination of net proceeds from our initial public offering and a seller note of $4.8 million bearing interest at 4%.

Offering Status

As of March 24, 2010, in connection with our Offering we have issued approximately 12.7 million shares of our common stock for gross proceeds of approximately $127 million.

Declaration of Dividends

On March 24, 2010, our board of directors declared a distribution rate for the second quarter of 2010 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2010 and continuing on each day thereafter through and including June 30, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of December 31, 2009, our debt consisted of $74,878,233 million in fixed rate debt and approximately $4,975,000 in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which includes a note with an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of December 31, 2009:

	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$3,714,575	$514,678	$3,256,437	$833,269	$2,884,312	$63,674,962	$74,878,233	$73,281,583
Average interest rate	6.05%	6.02%	6.04%	6.05%	5.83%	6.10%

Variable rate debt	$36,779	$69,806	$4,868,415	$—	$—	$—	$4,975,000	$4,975,000
Average interest rate	6.50%	6.50%	6.50%

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth below beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2009 and 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2009, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2010 Proxy Statement. Only those sections of the 2010 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC.

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

(b) See (a)3 above.

(c) See (a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 30, 2010.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2010
H. Michael Schwartz

/s/ Michael S. McClure	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2010
Michael S. McClure

/s/ Harold “Skip” Perry	Independent Director	March 30, 2010
Harold “Skip” Perry

/s/ Timothy S. Morris	Independent Director	March 30, 2010
Timothy S. Morris

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and the Period from August 14, 2007 through December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008 and the Period from August 14, 2007 through December 31, 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the Period from August 14, 2007 through December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and the period from August 14, 2007 (date inception) through December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. Strategic Storage Trust’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and the period from August 14, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ REZNICK GROUP, P.C.

Baltimore, Maryland
March 30, 2010

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$23,778,458	$2,614,632
Real estate facilities:
Land	53,116,165	3,512,365
Buildings	89,798,903	10,474,575
Site Improvements	12,143,292	1,179,784

	155,058,360	15,166,724
Accumulated depreciation	(1,733,158)	(89,516)

	153,325,202	15,077,208
Escrow receivable	300,504	809,214
Prepaid expenses	544,211	390,627
Deferred financing costs, net of accumulated amortization	991,916	77,374
Intangible assets, net of accumulated amortization	13,717,520	728,354
Restricted cash	1,847,847	—
Investments in unconsolidated joint ventures	8,896,642	—
Other assets	299,003	122,574

Total assets	$203,701,303	$19,819,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes	$78,256,583	$4,000,000
Accounts payable and accrued liabilities	3,155,174	247,199
Due to affiliates	610,110	1,172,014
Distributions payable	975,516	113,306

Total liabilities	82,997,383	5,532,519

Commitments and contingencies (Note 7)

Redeemable common stock	1,635,054	—

Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 16,638,556 and 2,080,559 shares issued and outstanding at December 31, 2009 and 2008, respectively	16,639	2,081
Additional paid-in capital	125,714,066	16,108,127
Distributions	(5,540,748)	(419,171)
Accumulated deficit	(8,807,189)	(1,504,293)

Total Strategic Storage Trust, Inc. stockholders’ equity	111,382,768	14,186,744

Noncontrolling interest in operating partnership	63,533	100,720
Other noncontrolling interests	7,622,565	—

Total noncontrolling interests	7,686,098	100,720

Total stockholders’ equity	119,068,866	14,287,464

Total liabilities and stockholders’ equity	$203,701,303	$19,819,983

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008 and the Period from August 14, 2007 through December 31, 2007

	2009	2008	2007
Revenues:
Self storage rental income	$7,706,662	$363,006	$—
Ancillary operating income	168,481	2,645	—

Total revenues	7,875,143	365,651	—

Operating expenses:			—
Property operating expenses	3,123,018	119,540	—
Property operating expenses – affiliates	857,864	54,485	—
General and administrative	1,882,260	1,247,654	—
Depreciation	1,690,189	111,256	—
Intangible amortization expense	2,601,212	148,735	—

Total operating expenses	10,154,543	1,681,670	—

Operating loss	(2,279,400)	(1,316,019)	—
Other income (expense):
Interest expense	(1,877,750)	(141,555)	—
Deferred financing amortization expense	(165,121)	(88,427)	—
Property acquisition expenses – affiliates	(1,564,792)	—	—
Other property acquisition expenses	(1,765,090)	—	—
Equity in earnings of real estate ventures	240,956	—	—
Interest income	5,217	27,126	—
Other financing costs	—	(48,490)	—
Other	1,461	(27,678)	—

Net loss	(7,404,519)	(1,595,043)	—
Less: Net loss attributable to the noncontrolling interest in our operating partnership	23,186	90,750	—
Net loss attributable to other noncontrolling interests	78,437	—	—

Net loss attributable to Strategic Storage Trust, Inc.	$(7,302,896)	$(1,504,293)	$—

Net loss per share – basic	$(1.00)	$(2.50)	$—
Net loss per share – diluted	$(1.00)	$(2.50)	$—

Weighted average shares outstanding – basic	7,272,042	601,403	93
Weighted average shares outstanding – diluted	7,272,042	601,403	93

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008 and the Period from August 14, 2007 through December 31, 2007

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Non-controlling Interests	Total
Balance as of August 14, 2007	—	$—	$—	$—	$—	$—	$—
Proceeds from noncontrolling interest purchase	—	—	—	—	—	200,000	200,000
Gross proceeds from issuance of common stock	100	1	999	—	—	—	1,000

Balance as of December 31, 2007	100	1	999	—	—	200,000	201,000
Gross proceeds from issuance of common stock	2,068,042	2,068	20,664,901	—	—	—	20,666,969
Offering costs	—	—	(4,675,728)	—	—	—	(4,675,728)
Distributions ($0.70 per share annualized)	—	—	—	(419,171)	—	—	(419,171)
Distributions for noncontrolling interests	—	—	—	—	—	(8,530)	(8,530)
Issuance of shares for distribution reinvestment plan	12,417	12	117,955	—	—	—	117,967
Net loss	—	—	—	—	(1,504,293)	(90,750)	(1,595,043)

Balance as of December 31, 2008	2,080,559	2,081	16,108,127	(419,171)	(1,504,293)	100,720	14,287,464
Gross proceeds from issuance of common stock	8,188,873	8,188	81,717,624	—	—	—	81,725,812
Offering costs	—	—	(9,488,920)	—	—	—	(9,488,920)
Additions to redeemable common stock	—	—	(1,803,450)	—	—	—	(1,803,450)
Redemptions of common stock	(11,916)	(12)	(114,283)	—	—	—	(114,295)
Issuance of restricted stock	1,250	3	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(5,121,577)	—	—	(5,121,577)
Distributions for noncontrolling interests	—	—	—	—	—	(138,999)	(138,999)
Issuance of shares for distribution reinvestment plan	189,451	189	1,799,596	—	—	—	1,799,785
Shares issued in mergers with private REITs	6,190,339	6,190	37,468,810	—	—	—	37,475,000
Noncontrolling interest acquired in mergers with private REITs	—	—	—	—	—	7,826,000	7,826,000
Stock based compensation expense	—	—	26,562	—	—	—	26,562
Net loss	—	—	—	—	(7,302,896)	(101,623)	(7,404,519)

Balance as of December 31, 2009	16,638,556	$16,639	$125,714,066	$(5,540,748)	$(8,807,189)	$7,686,098	$119,068,866

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008 and the Period from August 14, 2007 through December 31, 2007

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(7,404,519)	$(1,595,043)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	4,456,522	348,417	—
Noncash interest expense	98,506	—	—
Expense related to issuance of restricted stock	26,565	—	—
Equity in income of unconsolidated joint ventures	(208,212)	—	—
Distributions from unconsolidated joint ventures	201,353	—	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	272,886	—	—
Prepaid expenses	(91,913)	(122,845)	—
Other assets	(12,894)	(2,445)	—
Accounts payable and other accrued liabilities	158,115	247,199	—
Due to affiliates	(92,300)	18,469	—

Net cash used in operating activities	(2,595,891)	(1,106,248)	—

Cash flows from investing activities:
Purchase of real estate	(44,847,171)	(16,043,813)	—
Cash acquired in mergers with private REITs	712,692	—	—
Additions to real estate facilities	(165,984)	—	—
Deposits on acquisition of real estate facilities	—	(267,782)	—

Net cash flows used in investing activities	(44,300,463)	(16,311,595)	—

Cash flows from financing activities:
Payments on secured promissory notes	(5,184,737)	—	—
Proceeds from issuance of secured promissory note	4,975,000	4,000,000	—
Deferred financing costs	(1,079,663)	(165,800)	—
Gross proceeds from issuance of common stock	81,725,812	20,666,969	1,000
Redemptions of common stock	(114,295)	—	—
Offering costs	(9,488,920)	(4,675,728)	—
Gross proceeds from noncontrolling interest investment	—	—	200,000
Escrow receivable	508,710	(809,214)	—
Due to affiliates	(509,159)	1,011,676	—
Distributions paid	(2,633,569)	(187,898)	—
Distributions paid to noncontrolling interests	(138,999)	(8,530)	—

Net cash flows provided by financing activities	68,060,180	19,831,475	201,000

Increase in cash and cash equivalents	21,163,826	2,413,632	201,000
Cash and cash equivalents, beginning of period	2,614,632	201,000	—

Cash and cash equivalents, end of period	$23,778,458	$2,614,632	$201,000

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$1,350,752	$141,555	$—
Distributions payable	$975,516	$113,306	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,799,785	$117,967	$—
Purchase of furniture and equipment	$—	$141,869	$—
Investing activities related to the mergers with REIT I and REIT II and acquisitions of real estate:
Real estate investments	$(99,917,829)	$—	$—
Intangible assets	$(10,818,000)	$—	$—
Investments in unconsolidated entities	$(8,889,783)	$—	$—
Other assets	$(2,333,227)	$—	$—
Other liabilities	$2,795,006	$—	$—
Debt assumed	$74,575,525	$—	$—
Noncontrolling interests	$7,826,000	$—	$—
Common stock issued	$37,475,000	$—	$—

Cash acquired in merger	$712,692	$—	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. Shares will be offered until March 17, 2011 under the Offering, which is three years after the effective date of the Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2009, in connection with our Offering, we had issued approximately 10.4 million shares of our common stock for gross proceeds of approximately $104.3 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor (see Note 3).

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

indirectly through one or more special purpose entities, all of the self storage properties that we acquired, other than the properties acquired in the two mergers with private real estate investment trusts described in Note 3. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are wholly-owned subsidiaries of the Company.

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

On September 25, 2008, we acquired our first two self storage facilities and as of December 31, 2008 we owned three self storage facilities. On September 24, 2009, through mergers with two private real estate investment trusts sponsored by our Sponsor, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests described below (see Note 3). As of December 31, 2009, we wholly-owned 26 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 17,665 units and approximately 2.34 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of SEC.

Effective September 15, 2009, the ASC was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

financial statements. The Company’s accounting policies are consistent with the guidance set forth by both ASC and the SEC.

Reclassifications

Certain amounts previously reported in our 2008 financial statements have been reclassified to conform to the fiscal 2009 presentation, including reclassifications pertaining to noncontrolling interests required by newly implemented accounting standards described below.

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT I, Inc. (“REIT I”) and Self Storage REIT II, Inc. (“REIT II”) (see Note 3), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for our Investments in Joint Ventures

GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has entered into contracts/interests that are deemed to be variable interests, those variable interests include both lease agreements and equity investments. For each of these variable interests, the Company has evaluated (1) the sufficiency of the entity’s equity investments at risk to absorb losses; (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and that its obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and its rights are not capped; and (3) whether the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entity’s activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

As of December 31, 2008, we had not invested in any joint ventures. As of December 31, 2009, through the merger with REIT I, we acquired a 10% interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. The SF property is therefore consolidated in our consolidated financial statements. The SF property is owned by a Delaware Statutory Trust (DST) and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, that exposes it to the majority of the VIE’s anticipated losses and/or a majority of the expected returns. The lease has an initial term of ten years beginning on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. The consolidated joint venture has real estate assets of approximately $17.5 million and intangible assets of approximately $1 million. We have also consolidated approximately $10.1 million of secured promissory notes and approximately $7.6 million of noncontrolling interest related to this entity based on the estimated acquisition date fair values. The lenders of the secured promissory notes have no

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property. For additional information on unconsolidated VIE’s, see the “Equity Investments” section in this Note.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets and of assets held by equity method investees, and the useful lives of real estate assets and intangibles. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. The Company recorded $14,697,237 and $877,089 in intangible assets to recognize the value of in-place leases related to its acquisitions in 2009 and 2008, respectively. Additionally, we do not expect, nor to date have we recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

costs are required to be expensed as incurred, compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. During the year ended December 31, 2009, we expensed approximately $3,330,000 of acquisition related transaction costs (see Notes 3 and 4).

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2009 and 2008, no impairment losses have been recognized.

Equity Investments

The Company’s investments in unconsolidated real estate joint ventures and VIEs in which the Company is not the primary beneficiary, where the Company has significant influence, but not control, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in real estate ventures are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment in accordance with the joint venture agreements.

Investments representing passive preferred equity and/or minority interests (less than 20%) are accounted for under the cost method. Under the cost method, the Company’s investment in real estate ventures are carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

As of December 31, 2009, through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures, all of which were deemed to be VIEs in which we are not the primary beneficiary. Four of those investments were passive or limited partner interests in self storage facilities and are accounted for under the cost method; our aggregate investment therein was approximately $1.2 million. Individually our ownership interest in those investments ranges from .28% to 11.5%; the carrying value of the investments ranged from approximately $27,000 to $610,000 and our risk of loss was limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne Property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne Property. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which receives distributions equal to 10% per annum on our investment of approximately $6.1 million. The preferred equity interest has a redemption date in November 2010, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. We, along with four non-affiliated parties, are guarantors on the $18,500,000 loan used to secure the Hawthorne Property; the loan has a maturity date of May 1, 2010 and has one 12-month

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

extension option if certain provisions are met. Such extension is currently in the process of being completed and we believe the extension will be completed prior to the maturity date.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

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

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2009 and 2008, accumulated amortization of in-place lease intangibles totaled $2,749,947 and $148,735, respectively.

The total estimated amortization expense of intangible assets for the years ended December 31, 2010, 2011, 2012 and 2013 is approximately $6 million, $5.3 million, $2 million and $360,000, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2009 and 2008, accumulated amortization of deferred financing costs totaled $87,747 and $88,427, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2009, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

During the year ended December 31, 2009, the Company redeemed 11,916 shares of common shares for $114,295. As of December 31, 2009, there were approximately 18,200 shares related to redemption requests to be processed subsequent to December 31, 2009. The redemption of these shares will total approximately $168,000 and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2009.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period. See Note 6 for additional information.

Fair Value Measurements

The accounting standard for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and provides for expanded disclosure about fair value measurements. The accounting standard was applied to the Company’s financial assets and liabilities effective January 1, 2008, and to certain non-financial assets and liabilities effective January 1, 2009. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value the Company uses when measuring fair value:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

•	Level 3 inputs are unobservable inputs for the assets or liabilities that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level that is significant to the fair value measurement in its entirety.

The accounting guidance for fair value measurements and disclosures provides a framework for measuring fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we present herein are indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and common stock issued related to acquisitions we made during 2009. The fair values of these assets, liabilities and common stock were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments. The carrying value of the secured promissory notes approximates fair value based upon management’s estimates of current interest rates and terms available to the Company.

Noncontrolling Interest in Consolidated Entities

As of January 1, 2009, we account for the noncontrolling interest in our Operating Partnership in accordance with amended accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest was initially reported as the $200,000 capital investment from the Advisor and was subsequently adjusted for the limited partner’s share of losses and distributions. In addition, we account for the noncontrolling interest in the SF property in accordance with the amended accounting guidance. The noncontrolling interests shall continue to be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance. With the adoption of the amended accounting guidance, the minority interest previously classified in the “mezzanine” section of the consolidated balance sheet has been reclassified as a component of stockholders’ equity, and minority

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

interest’s share of loss is no longer being reflected in net loss. As a result, the consolidated balance sheet as of December 31, 2008 and the consolidated statement of operations for the year ended December 31, 2008 have been restated to conform to the current presentation.

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

We have filed an election to treat the TRSs as taxable REIT subsidiaries. In general, the TRSs may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The TRSs are subject to corporate federal and state income tax. The TRSs follow accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

For the years ended December 31, 2009 and 2008, 100% of our distributions constituted non-taxable returns of capital.

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the year ended December 31, 2009, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

Newly Adopted Accounting Guidance

In April 2008, the FASB amended guidance concerning the determination of the useful lives of intangible assets relating to the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions and was adopted by the Company effective January 1, 2009.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Recently Issued Accounting Guidance

In June 2009, the FASB issued guidance related to the consolidation of VIEs. This amended guidance requires an enterprise to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance is effective for periods beginning after November 15, 2009. We are in process of evaluating the impact of this statement on our consolidated financial statements and the impact is unknown at this time.

In June 2009, the FASB issued amended guidance related to accounting for transfers of financial assets, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The amended guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. We are in process of evaluating the impact of this statement on our consolidated financial statements and the impact is unknown at this time.

On February 24, 2010, the FASB issued new guidance that updates guidance issued in May 2009 which establishes principles and requirements for subsequent events. This guidance was effective immediately and applies to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows

Note 3. Merger with Private REITs

Merger with REIT I

On September 24, 2009, we closed on a merger (“REIT I Merger Transaction”) with REIT I, a private real estate investment trust sponsored by our Sponsor, pursuant to an Agreement and Plan of Merger (“REIT I Merger Agreement”), as amended, with REIT I and SS REIT I Acquisition, Inc. (“REIT I Merger Sub”). The REIT I Merger Agreement contained a closing condition requiring REIT I to obtain any and all consents required by loan documents relating to properties owned by REIT I. Without acknowledging whether consent was required, REIT I attempted to notify or obtain consent from the various loan servicers for each REIT I property. In light of the structure of the REIT I Merger Transaction whereby REIT I survived the merger and each special purpose entity borrower remained unchanged and the length of time it was taking the loan servicers to take definitive action, our board of directors and the board of directors of REIT I decided to waive this last remaining closing condition and proceed to close the REIT I Merger Transaction. Several of the loan consents have been obtained and we are uncertain as to whether or when the remaining consents will be received.

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

December 31, 2009

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

Merger with REIT II

On September 24, 2009, we closed on a merger (“REIT II Merger Transaction”) with REIT II, a private real estate investment trust sponsored by our Sponsor, pursuant to an Agreement and Plan of Merger (“REIT II Merger Agreement”), as amended, with REIT II and SS REIT II Acquisition, Inc. (“REIT II Merger Sub”). The REIT II Merger Agreement contained a closing condition requiring REIT II to obtain any and all consents required by loan documents relating to properties owned by REIT II. Without acknowledging whether consent was required, REIT II attempted to notify or obtain consent from the various loan servicers for each REIT II property. In light of the structure of the REIT II Merger Transaction whereby REIT II survived the merger and each special purpose entity borrower remained unchanged and the length of time it was taking the loan servicers to take definitive action, our board of directors and the board of directors of REIT II decided to waive this last remaining closing condition and proceed to close the REIT II Merger Transaction. Several of the loan consents have been obtained and we are uncertain as to whether or when the remaining consents will be received.

The REIT II Merger Agreement provided for the merger of REIT II Merger Sub, our wholly-owned subsidiary, with and into REIT II, which resulted in REIT II becoming our wholly-owned subsidiary. We exchanged 1.0 shares of our common stock for each 1.0 share of REIT II common stock as consideration for the REIT II Merger Transaction. On the closing date, REIT II stockholders became our stockholders with each of their shares of REIT II common stock being converted to unregistered shares of our common stock at the ratio set forth above. In this regard, we issued approximately 2.73 million shares of common stock to the stockholders of REIT II.

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

Additional Information on the REIT I Merger Transaction and REIT II Merger Transaction

During the quarter ended December 31, 2009, the Company finalized the purchase price accounting for the REIT I Merger Transaction and the REIT II Merger Transaction and made revisions to preliminary estimates including real estate facilities, intangible assets, investments in unconsolidated joint ventures, secured promissory notes, noncontrolling interest and the fair value of the consideration provided, as further evaluations were completed and additional information was received from third parties subsequent to the acquisition date.

The final consideration provided for the REIT I Merger Transaction was $20,953,000, the fair value of the Company’s common stock issued. The final consideration provided for the REIT II Merger Transaction was $16,522,000, the fair value of the Company’s common stock issued. The Company

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

engaged a third party to assist in the determination of the fair value of the assets acquired, secured promissory notes assumed and the consideration issued.

The following table summarizes the preliminary purchase price allocation and the adjustments required upon finalization of the purchase price accounting to the assets acquired and liabilities assumed at the acquisition date including the estimated value of the noncontrolling interest in the SF property at the acquisition date:

	Preliminary			Measurement Period Adjustments	Final
Description	REIT I	REIT II	Consolidated		Consolidated
Cash and cash equivalents	$227,835	$484,857	$712,692	$—	$712,692
Real estate facilities:
Land	19,240,000	26,550,000	45,790,000	(8,570,000)	37,220,000
Buildings	33,420,000	17,330,000	50,750,000	(3,330,000)	47,420,000
Site Improvements	3,170,000	3,130,000	6,300,000	1,500,000	7,800,000
Intangible assets	3,920,354	3,149,667	7,070,021	3,747,979	10,818,000
Prepaid expenses	45,338	40,489	85,827	(24,156)	61,671
Restricted cash	1,650,401	470,332	2,120,733	—	2,120,733
Investments in unconsolidated joint ventures	8,364,058	542,732	8,906,790	(17,007)	8,889,783
Other assets	142,328	88,909	231,237	(80,414)	150,823
Investment in Lake Forest property/minority interest	2,357,438	(2,357,438)	—	—	—
Accounts payable and accrued liabilities	(1,828,877)	(590,093)	(2,418,970)	(162,494)	(2,581,464)
Due to affiliates	(13,405)	(26,150)	(39,555)	—	(39,555)
Distributions payable	(84,916)	(89,071)	(173,987)	—	(173,987)
Secured promissory notes	(37,903,074)	(29,104,323)	(67,007,397)	(90,299)	(67,097,696)
Noncontrolling interest	(7,826,000)	—	(7,826,000)	—	(7,826,000)

Total allocated purchase price to net assets acquired	$24,881,480	$19,619,911	$44,501,391	$(7,026,391)	$37,475,000

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The operating results of the facilities acquired through the REIT I Merger Transaction and REIT II Merger Transaction have been included in the Company’s statement of operations since the date of the mergers. For the year ended December 31, 2009, the consolidated statement of operations includes total revenue from the REIT I Merger Transaction and REIT II Merger Transaction of approximately $2,916,000. For the year ended December 31, 2009, the consolidated statement of operations includes operating income (before depreciation and amortization) from the REIT I Merger Transaction and REIT II Merger Transaction of approximately $1,742,000. The weighted-average amortization period of the intangibles as of the date of acquisition was 35 months. In accordance with accounting guidance, the quarterly information disclosed in Note 10 has been revised to reflect the finalization of purchase price accounting.

The properties described above were subject to various mortgages which are further described in Note 5. The weighted average interest rate of the fixed rate debt assumed through the mergers was approximately 6%.

In connection with the REIT I Merger Transaction, our Advisor was reimbursed $250,000 for its actual costs associated with the REIT I Merger Transaction.

Note 4. Acquisitions of Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2009 and 2008:

Cost:	December 31, 2009	December 31, 2008
Beginning balance	$15,166,724	$—
Facility acquisitions	47,285,652	15,145,252
Mergers	92,440,000	—
Improvements and equipment additions	165,984	21,472

Ending balance	$155,058,360	$15,166,724

Accumulated Depreciation:
Beginning balance	$89,516	$—
Depreciation expense	1,643,642	89,516

Ending balance	$1,733,158	$89,516

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

2009 and 2008 Acquisitions

The following table summarizes our acquisitions, excluding the REIT I Merger Transaction and the REIT II Merger Transaction, for the years ended December 31, 2009 and 2008:

Property	Acquisition Date	Real Estate Assets	Intangibles	Other Assets	Total	Debt Assumed or Issued (1)	2009 Revenue (2)	2009 Operating Income (2) (3)
Biloxi – Biloxi, MS	9/25/2008	$3,366,378	$—	$—	$3,366,378	$1,100,372	N/A	N/A
Gulf Breeze – Gulf Breeze, FL	9/25/2008	6,987,049	780,358	—	7,767,407	2,899,628	N/A	N/A
Manassas – Manassas, VA	12/19/2008	4,791,825	96,731	—	4,888,556	—	N/A	N/A

2008 Total		15,145,252	877,089	—	16,022,341	4,000,000	N/A	N/A

Walton -Walton, KY	2/12/2009	3,284,959	366,410	3,305	3,654,674	1,707,412	344,229	181,082
Crescent Springs - Crescent Springs, KY	2/12/2009	1,917,801	208,667	1,398	2,127,866	763,074	275,551	134,814
Florence – Florence, KY	2/12/2009	3,531,629	375,811	2,309	3,909,749	1,821,803	450,458	272,250
Alpharetta – Alpharetta, GA	6/1/2009	4,812,736	560,000	5,670	5,378,406	—	368,436	192,593
Marietta – Marietta, GA	6/1/2009	3,765,806	450,000	5,788	4,221,594	—	367,779	194,064
Erlanger – Erlanger, KY	7/17/2009	3,029,059	392,575	3,783	3,425,417	—	228,811	122,778
Florence II – Florence, KY	7/17/2009	5,748,225	522,938	3,420	6,274,583	—	365,413	211,328
Jersey City – Jersey City, NJ	8/21/2009	10,625,000	974,681	25,319	11,625,000	—	558,186	312,722
Montgomery -Montgomery, AL	9/3/2009	3,587,773	209,713	2,514	3,800,000	2,977,829	138,159	83,924
Phoenix – Phoenix, AZ	9/4/2009	1,940,000	59,106	894	2,000,000	—	56,551	2,116
Pittsburgh - Pittsburgh, PA	12/11/2009	2,059,214	303,668	—	2,362,882	—	24,441	6,351
West Mifflin – West Mifflin, PA	12/11/2009	2,983,450	353,668	—	3,337,118	—	36,359	9,362

2009 Total		47,285,652	4,777,237	54,400	52,117,289	7,270,118	3,214,373	1,723,384

Total		$62,430,904	$5,654,326	$54,400	$68,139,630	$11,270,118	$3,214,373	$1,723,384

(1)	- See Note 5 for specific terms of the Company’s debt.

(2)	- The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.

(3)	- Operating income excludes depreciation and amortization expense.

All of the above transactions were acquired from unaffiliated third parties.

During the quarter ended December 31, 2009, the Company finalized the purchase price accounting for the above 2009 acquisitions and made revisions to preliminary estimates including real estate facilities and intangible assets as further evaluations were completed and additional information was received from third parties subsequent to the acquisition dates.

The following table summarizes the preliminary purchase price allocations and the adjustments required upon finalization of the purchase price accounting to the assets acquired and liabilities assumed at the respective acquisition dates:

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Preliminary	Measurement Period Adjustments	Final
Real estate facilities	$44,113,542	$(1,870,554)	$42,242,988
Intangible assets	2,500,000	1,619,901	4,119,901
Other assets	11,458	42,942	54,400
Secured promissory notes	(7,477,829)	207,711	(7,270,118)

Total allocated purchase price to net assets acquired	$39,147,171	$—	$39,147,171

In accordance with accounting guidance, the quarterly information disclosed in Note 10 has been revised to reflect the finalization of purchase price accounting retroactive to the date of acquisition.

The weighted-average amortization period of the intangibles as of the date of acquisition was 28 months.

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying Value as of:			Interest Rate		Maturity Date
Encumbered Property	December 31, 2009	December 31, 2008
Crescent Springs	$800,000	—		5.00%		2/11/2014
Florence, Walton	3,700,000	—		5.00%		2/11/2014
Biloxi, Gulf Breeze	4,975,000	4,000,000	(1)	6.50	%(2)	3/1/2012
Montgomery	2,967,038	—		6.42%		6/1/2016
Seabrook	4,709,307	—		5.73%		1/1/2016
Greenville	2,359,937	—		5.65%		3/1/2016
Kemah	9,191,016	—		6.20%		6/1/2016
Memphis	2,604,000	—		5.67%		12/1/2016
Tallahasse	7,650,000	—		6.16%		8/1/2016
Houston	2,119,313	—		5.67%		8/1/2016
San Francisco	10,500,000	—		5.84%		12/1/2016
Lake Forest	18,000,000	—		6.47%		10/1/2017
Las Vegas	3,255,000	—		7.52%		5/23/2010
Las Vegas II	1,540,000	—		5.72%		6/1/2017
Pearland	3,500,000	—		5.93%		7/1/2017
Daphne	1,982,622	—		5.47%		8/1/2020
Net fair value adjustment	(1,596,650)	—

Total mortgage loans and notes payable	$78,256,583	$4,000,000

(1)	The balance outstanding as of December 31, 2008 was due under a prior note. The interest rate on that note was 13%. This note was paid in full on March 16, 2009 with the proceeds from the current note.
(2)	The interest rate on this debt resets monthly, based on three-month LIBOR plus 450 basis points (4.5%) and has a floor of 6.50%. The rate in effect as of December 31, 2009 was 6.50%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following table presents the future principal payment requirements on outstanding secured promissory notes at December 31, 2009:

2010	$3,751,354
2011	584,484
2012	8,124,852
2013	833,269
2014	2,884,312
2015 and thereafter	63,674,962

Total payments	79,853,233
Unamortized fair value adjustment	(1,596,650)

Total payments	$78,256,583

The Company records the amortization of debt discounts related to fair market value adjustments to deferred financing amortization expense. The weighted average interest rate of the Company’s fixed rate debt as of December 31, 2009 was approximately 6%.

Loans Assumed in Connection with the REIT I Merger Transaction and the REIT II Merger Transaction

In connection with the REIT I Merger Transaction and the REIT II Merger Transaction (see Note 3), the Company assumed approximately $68.6 million of face value mortgage debt. At the time of the assumption the fixed rate debt had a weighted average interest rate of approximately 6% and an average term to maturity of approximately 7 years. The Company recorded a net debt discount as of the acquisition date of $1,487,000 to reflect the estimated fair value of the debt assumed. These mortgage loans are secured by the related properties.

Walton, Crescent Springs and Florence

In connection with the acquisition of these properties we issued the seller promissory notes totaling $4.5 million. These notes mature on February 12, 2014 and bear a fixed interest rate of 5% per annum during the first three of their five year terms and 6% per annum during the final two years of their five year terms. Mandatory payments of principal totaling $2.5 million are due on February 12, 2012. The notes are secured by a mortgage, security agreement and financing statement on our interest in each of the three properties and are cross-collateralized.

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

December 31, 2009

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

The BB&T Loan is secured by a deed of trust on our interest in our Biloxi property, a mortgage on our interest in our Gulf Breeze property, and the improvements, rents, furniture, fixtures and other items relating to both properties. In addition, we executed a guaranty in favor of BB&T guaranteeing the payment of the BB&T Loan. Upon the payoff of the BB&T Loan, we shall owe BB&T an exit fee in the amount of 1% of the loan proceeds, half of which shall be waived by BB&T if the payoff is accomplished with financing provided by BB&T or one of its affiliates.

Montgomery Loan

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Expensed
Reimbursement of operating expenses
(including organizational costs)	$761,117	$1,206,272
Asset management fees	474,010	32,067
Property management fees	383,854	22,418
Acquisition fees and acquisition expenses	1,564,792	—
Capitalized
Acquisition fees and closing costs	—	419,700
Prepaid expenses and other assets	—	184,282
Additional Paid-in Capital
Selling commissions	5,699,761	1,443,133
Dealer management fee	2,442,755	618,486
Reimbursements of offering costs	1,346,405	2,614,110

Total	$12,672,694	$6,540,468

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

As of December 31, 2009 and 2008, we had amounts due to affiliates totaling $610,110 and $1,172,014, respectively.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Commencing four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2009, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Employee and Director Long-Term Incentive Plan

We have adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of our Advisor, affiliate entities and full-time employees of such entities that provide services to us, and certain consultants to us and to our Advisor or to affiliate entities that provide services to us. Awards granted under the Plan may consist of restricted stock, stock options, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2008, no awards had been granted under the Plan. On January 27, 2009, we issued 2,500 shares of restricted stock to each of our two independent directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date such director was appointed to our board of directors. On June 17, 2009 we issued an additional 1,250 shares of restricted stock to each

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

of our two independent directors, which were valued at the current offering price of our stock on the date granted. These shares vest ratably over a period of four years from the date of issuance. Compensation expense is recognized ratably over the vesting period. For the year ended December 31, 2009, we recorded an expense (included in general and administrative expense) of approximately $27,000 related to restricted stock awards.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2009, we have sold 201,868 shares through our distribution reinvestment plan.

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

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. During the year ended December 31, 2009, 11,916 shares were redeemed by the Company.

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

December 31, 2009

year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 8. Declaration of Distributions

On December 17, 2009, our board of directors declared a distribution rate for the first quarter of 2010 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2010 and continuing on each day thereafter through and including March 31, 2010.

Note 9. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2008 and 2009 as if the Company’s acquisitions discussed in Notes 3 and 4 were completed as of January 1, 2008 and 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2009 and 2008 based on the assumptions described above:

	Year Ended
	December 31, 2009	December 31, 2008
Pro forma revenue	$19,733,285	$19,781,242
Pro forma depreciation and amortization expense	$10,328,923	$10,323,570
Pro forma net loss	$(10,277,987)	$(9,867,364)
Pro forma net loss per common share, basic and diluted	$(0.71)	$(0.77)
Weighted average number of common shares outstanding, basic and diluted	14,528,819	12,893,360

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2009 and 2008, respectively:

	Three months ended
	(1) March 31, 2009	(1) June 30, 2009	(1) September 30, 2009	(1) December 31, 2009
Total revenues	$582,436	$822,520	$1,755,600	$4,714,587
Total operating expenses	$1,118,001	$1,468,634	$2,305,635	$5,262,273
Net loss	$(1,272,148)	$(1,848,045)	$(1,993,751)	$(2,188,952)
Net loss per share-basic and diluted	$(0.49)	$(0.43)	$(0.29)	$(0.14)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(1)	– As discussed in Notes 3 and 4, the Company completed its purchase price accounting for all current year acquisitions in the fourth quarter of 2009. Accounting guidance requires the Company to revise previously reported financial information as if the purchase accounting had been completed as of the acquisition date. Such revisions to operating expenses, related to increased depreciation and amortization expense, resulted in additional expenses of $45,672, $117,683 and $76,908 for the quarters ended March 31, June 30, and September 30, 2009, respectively. Net income was further revised, as interest expense was increased by $9,415, $14,316 and $21,651 for the quarters ended March 31, June 30, and September 30, 2009, respectively.

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$—	$—	$22,075	$343,576
Total operating expenses	$—	$517,713	$325,844	$838,113
Net income (loss)	$32	$(439,206)	$(349,243)	$(715,876)
Net income (loss) per share-basic and diluted	$0.32	$(5.47)	$(0.51)	$(0.45)

Note 11. Subsequent Events

Acquisitions

On February 24, 2010, we acquired two self storage facilities located in Fort Lee, New Jersey and Weston, Florida, from an unaffiliated third party for a total purchase price of $23,050,000, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $576,250 in connection with this acquisition.

On March 10, 2010, we acquired a self storage facility located in Gulf Breeze, Florida from an unaffiliated third party for a total purchase price of $1,225,000, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $30,625 in connection with this acquisition.

Potential Acquisitions

On February 11, 2010, our board of directors approved the potential acquisition of a facility located in Mesa, Arizona. The purchase price for the facility is approximately $3.7 million. We expect this acquisition to close by the end of the second quarter of 2010 using a combination of net proceeds from our initial public offering and the assumption of lender financing of approximately $3.2 million.

On March 24, 2010, our board of directors approved the potential acquisition of a facility located in Fort Lauderdale, Florida. The purchase price for the facility is $14.35 million. We expect this acquisition to close by the end of the second quarter of 2010 using net proceeds from our initial public offering.

On March 24, 2010, our board of directors approved the potential acquisition of a facility located in Riverdale, New Jersey. The purchase price for the facility is $6.3 million. We expect this acquisition to close by the end of the second quarter of 2010 using a combination of net proceeds from our initial public offering and a seller note of $4.8 million bearing interest at 4%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Offering Status

As of March 24, 2010, in connection with our Offering we have issued approximately 12.7 million shares of our common stock for gross proceeds of approximately $127 million.

Declaration of Dividends

On March 24, 2010, our board of directors declared a distribution rate for the second quarter of 2010 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2010 and continuing on each day thereafter through and including June 30, 2010.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

			Initial Cost to Company			Cost Capitalized subsequent to Acquisition	Gross Carrying Amount at December 31, 2009				Date of Construction	Date Acquired
Description	ST	Encumbrance	Land	Building and Improvements	Total	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation
Biloxi	MS	$995,000	$518,701	$2,847,676	$3,366,377	$11,933	$518,701	$2,859,609	$3,378,310	$(162,237)	1980/1984/1992	09/25/08
Gulf Breeze	FL	3,980,000	1,943,144	5,043,905	6,987,049	22,172	1,943,144	5,066,077	7,009,221	(245,756)	1978/1982/2004	09/25/08
Manassas	VA	—	1,050,519	3,741,305	4,791,824	7,617	1,050,519	3,748,922	4,799,441	(134,920)	1996/2000	12/19/08
Walton	KY	1,787,617	650,000	2,634,959	3,284,959	18,415	650,000	2,653,374	3,303,374	(92,647)	1991	2/12/09
Crescent Springs	KY	800,000	280,000	1,637,801	1,917,801	2,500	280,000	1,640,301	1,920,301	(50,785)	1999/2003	2/12/09
Florence	KY	1,912,383	840,000	2,691,629	3,531,629	15,131	840,000	2,706,760	3,546,760	(93,918)	1996	2/12/09
Alpharetta	GA	—	1,060,107	3,752,629	4,812,736	—	1,060,107	3,752,629	4,812,736	(74,736)	2003	6/1/09
Marietta	GA	—	1,060,000	2,705,806	3,765,806	19,127	1,060,000	2,724,933	3,784,933	(48,758)	2006	6/1/09
Erlanger	KY	—	565,790	2,463,269	3,029,059	50,318	565,790	2,513,587	3,079,377	(44,030)	1987	7/17/09
Florence II	KY	—	871,200	4,877,025	5,748,225	27,730	871,200	4,904,755	5,775,955	(79,608)	1982/1995	7/17/09
Jersey City	NJ	—	3,625,048	6,999,952	10,625,000	3,190	3,625,048	7,003,142	10,628,190	(75,881)	1985	8/21/09
Montgomery	AL	2,967,038	1,197,900	2,389,873	3,587,773	—	1,197,900	2,389,873	3,587,773	(29,656)	1995/2004	9/3/09
Phoenix	AZ	—	680,620	1,259,380	1,940,000	5,250	680,620	1,264,630	1,945,250	(14,115)	1974	9/4/09
Seabrook	TX	4,709,307	1,520,000	3,860,000	5,380,000	—	1,520,000	3,860,000	5,380,000	(40,494)	2001-2003	9/24/09
Greenville	SC	2,359,937	530,000	2,570,000	3,100,000	—	530,000	2,570,000	3,100,000	(21,517)	1948/1995	9/24/09
Kemah	TX	9,191,016	2,510,000	8,970,000	11,480,000	—	2,510,000	8,970,000	11,480,000	(100,853)	1985/2005/ 1999/2002	9/24/09
Tallahassee	FL	7,650,000	1,230,000	6,310,000	7,540,000	—	1,230,000	6,310,000	7,540,000	(56,853)	1979-1987	9/24/09
Memphis	TN	2,604,000	790,000	2,560,000	3,350,000	—	790,000	2,560,000	3,350,000	(33,758)	1987/1994	9/24/09
Houston	TX	2,119,313	420,000	1,650,000	2,070,000	—	420,000	1,650,000	2,070,000	(22,325)	1984/2005	9/24/09
Las Vegas	NV	3,255,000	1,460,000	4,220,000	5,680,000	—	1,460,000	4,220,000	5,680,000	(37,106)	2006	9/24/09
Las Vegas II	NV	1,540,000	1,050,000	970,000	2,020,000	—	1,050,000	970,000	2,020,000	(9,969)	1998	9/24/09
Pearland	TX	3,500,000	1,060,000	4,540,000	5,600,000	—	1,060,000	4,540,000	5,600,000	(49,385)	2004/2005	9/24/09
Daphne	AL	1,982,622	1,530,000	2,510,000	4,040,000	—	1,530,000	2,510,000	4,040,000	(21,248)	2000	9/24/09
Lake Forest	CA	18,000,000	15,840,000	8,860,000	24,700,000	—	15,840,000	8,860,000	24,700,000	(121,135)	2003	9/24/09
San Francisco	CA	10,500,000	9,284,075	8,200,000	17,484,075	—	9,284,075	8,200,000	17,484,075	(64,474)	1909/2000	9/24/09
Pittsburgh	PA	—	680,189	1,379,025	2,059,214	—	680,189	1,379,025	2,059,214	(3,197)	1990	12/11/09
West Mifflin	PA	—	868,872	2,114,578	2,983,450	—	868,872	2,114,578	2,983,450	(3,797)	1983	12/11/09

		$79,853,233	$53,116,165	$101,758,812	$154,874,977	$183,383	$53,116,165	$101,942,195	$155,058,360	(1,733,158)

S-1

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Activity in real estate facilities during 2009 was as follows:

2009
Real estate facilities
Balance at beginning of year	$15,166,724
Acquisitions	47,285,652
Mergers	92,440,000
Improvements	165,984

Balance at end of year	$155,058,360

Accumulated depreciation
Balance at beginning of year	$89,516
Depreciation expense	1,643,642

Balance at end of year	$1,733,158

Real estate facilities, net	$153,325,202

S-2

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

3.1	Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1*	Form of Subscription Agreement and Subscription Agreement Signature Page

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.2	Advisory Agreement, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.3	Amendment to Advisory Agreement, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed on March 30, 2009, Commission File No. 333-146959

10.4	Escrow Agreement between Strategic Storage Trust, Inc. and The Bank of New York, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.5	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.6	Strategic Storage Trust, Inc. Distribution Reinvestment Plan, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

10.7	Promissory Note in favor of Garrard Street Enterprises, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.8	Promissory Note in favor of Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.9	Cross Collateralization and Cross Default Agreement for Benefit of Garrard Street Enterprises, LLC and Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.10	Loan Agreement by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.11	Consolidated, Amended and Restated Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333- 146959

Exhibit No.	Description

10.12	Future Advance Promissory Note by and between SSTI 15 McClure Dr, LLC, SSTI 1742 Pass Rd, LLC, and BB&T Real Estate Funding LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.13	Guaranty by Strategic Storage Trust, Inc. in favor of BB&T Real Estate Funding, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 16, 2009, Commission File No. 333-146959

10.14	Purchase and Sale Agreement for the Alpharetta Property and the Marietta Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.15	Purchase and Sale Agreement for the Montgomery Property, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.16	Second Amendment to Purchase and Sale Agreement for the Montgomery Property, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on May 1, 2009, Commission File No. 000-53644

10.17	Purchase and Sale Agreement for the Erlanger Property and the Florence II Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 22, 2009, Commission File No. 000-53644

10.18	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT I Acquisition, Inc. and Self Storage REIT, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.19	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT II Acquisition, Inc. and Self Storage REIT II, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.20	Agreement for Purchase and Sale for the Jersey City Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 10, 2009, Commission File No. 000-53644

10.21	First Amendment to Agreement for Purchase and Sale for the Jersey City Property, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 10, 2009, Commission File No. 000-53644

10.22*	Promissory Note in favor of LaSalle Bank National Association dated September 5, 2007 related to the Lake Forest Property

10.23*	Guaranty for the benefit of LaSalle Bank National Association dated September 5, 2007 related to the Lake Forest Property

21.1	Subsidiaries of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 21.1 to Post- Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.