Form 10-Q
period 2010-03-31
Strategic Storage Trust, Inc.
filed 2010-05-13
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2010: 20,232,048, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, and Part II, Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009. Our results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$18,019,878	$23,778,458
Real estate facilities:
Land	56,886,165	53,116,165
Buildings	107,876,403	89,798,903
Site Improvements	12,170,027	12,143,292

	176,932,595	155,058,360
Accumulated depreciation	(2,738,283)	(1,733,158)

Real estate facilities, net ($17,359,778 and $17,419,600 related to VIEs)	174,194,312	153,325,202
Escrow receivable	475,696	300,504
Prepaid expenses	1,034,825	544,211
Deferred financing costs, net of accumulated amortization	1,019,623	991,916
Intangible assets, net of accumulated amortization	14,451,811	13,717,520
Restricted cash	1,632,666	1,847,847
Investments in unconsolidated joint ventures	8,829,840	8,896,642
Other assets	649,414	299,003

Total assets	$220,308,065	$203,701,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes ($10,126,995 and $10,115,853 related to VIEs)	$78,188,705	$78,256,583
Accounts payable and accrued liabilities	4,547,042	3,155,174
Due to affiliates	717,575	610,110
Distributions payable	1,115,141	975,516

Total liabilities	84,568,463	82,997,383

Commitments and contingencies (Note 7)

Redeemable common stock	1,937,662	1,635,054

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 19,162,862 and 16,638,556 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	19,163	16,639
Additional paid-in capital	147,050,721	125,714,066
Distributions	(8,611,269)	(5,540,748)
Accumulated deficit	(11,970,123)	(8,807,189)

Total Strategic Storage Trust, Inc. stockholders’ equity	126,488,492	111,382,768

Noncontrolling interest in operating partnership	59,081	63,533
Other noncontrolling interests	7,254,367	7,622,565

Total noncontrolling interests	7,313,448	7,686,098

Total stockholders’ equity	133,801,940	119,068,866

Total liabilities and stockholders’ equity	$220,308,065	$203,701,303

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues:
Self storage rental income	$5,051,128	$576,691
Ancillary operating income	99,104	5,745

Total revenues	5,150,232	582,436

Operating expenses:
Property operating expenses	2,112,491	220,788
Property operating expenses - affiliates	462,377	101,647
General and administrative	844,364	436,544
Depreciation	1,018,216	162,170
Intangible amortization expense	1,716,993	196,852

Total operating expenses	6,154,441	1,118,001

Operating loss	(1,004,209)	(535,565)
Other income (expense):
Interest expense	(1,266,482)	(157,163)
Deferred financing amortization expense	(48,944)	(81,112)
Property acquisition expenses—affiliates	(620,719)	(250,652)
Other property acquisition expenses	(485,017)	(258,903)
Equity in earnings of real estate ventures	228,366	—
Interest income	364	326
Other	(73,482)	1,350

Net loss	(3,270,123)	(1,281,719)
Less: Net loss attributable to the noncontrolling interest in our operating partnership	1,000	9,571
Net loss attributable to other noncontrolling interests	106,189	—

Net loss attributable to Strategic Storage Trust, Inc.	$(3,162,934)	$(1,272,148)

Net loss per share - basic	$(0.18)	$(0.49)
Net loss per share - diluted	$(0.18)	$(0.49)

Weighted average shares outstanding - basic	17,794,393	2,617,549
Weighted average shares outstanding - diluted	17,794,393	2,617,549

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Non-controlling Interests	Total
Balance as of December 31, 2009	16,638,556	$16,639	$125,714,066	$(5,540,748)	$(8,807,189)	$7,686,098	$119,068,866
Gross proceeds from issuance of common stock	2,411,338	2,411	24,033,254	—	—	—	24,035,665
Offering costs	—	—	(2,701,179)	—	—	—	(2,701,179)
Additions to redeemable common stock	—	—	(1,066,129)	—	—	—	(1,066,129)
Redemptions of common stock	(18,232)	(18)	(168,378)	—	—	—	(168,396)
Issuance of restricted stock	1,250	1	—	—	—	—	1
Distributions ($0.175 per share)	—	—	—	(3,070,521)	—	—	(3,070,521)
Distributions for noncontrolling interests	—	—	—	—	—	(81,210)	(81,210)
Issuance of shares for distribution reinvestment plan	129,950	130	1,234,395	—	—	—	1,234,525
Purchase of noncontrolling interest	—	—	—	—	—	(184,251)	(184,251)
Stock based compensation expense	—	—	4,692	—	—	—	4,692
Net loss	—	—	—	—	(3,162,934)	(107,189)	(3,270,123)

Balance as of March 31, 2010	19,162,862	$19,163	$147,050,721	$(8,611,269)	$(11,970,123)	$7,313,448	$133,801,940

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net loss	$(3,270,123)	$(1,281,719)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	2,784,152	440,135
Noncash interest expense	49,757	9,415
Expense related to issuance of restricted stock	4,692	12,500
Equity in income of unconsolidated joint ventures	(195,263)	—
Distributions from unconsolidated joint ventures	195,261	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	215,181	(126,019)
Prepaid expenses	(95,736)	195,922
Other assets	(374,884)	(40,621)
Accounts payable and other accrued liabilities	628,347	400,849
Due to affiliates	(61,282)	24,192

Net cash flows used in operating activities	(119,898)	(365,346)

Cash flows from investing activities:
Purchases of real estate	(24,275,000)	(5,400,000)
Additional investment in noncontrolling interest	(184,251)	—
Additions to real estate facilities	(26,735)	(9,542)
Return of investment in unconsolidated joint ventures	66,802	—
Deposits on acquisition of real estate facilities	(394,878)	—

Net cash flows used in investing activities	(24,814,062)	(5,409,542)

Cash flows from financing activities:
Payments on secured promissory notes	(117,634)	(4,000,000)
Proceeds from issuance of secured promissory note	—	4,975,000
Deferred financing costs	(89,053)	(210,713)
Gross proceeds from issuance of common stock	24,035,665	11,454,055
Redemptions of common stock	(168,396)	—
Offering costs	(2,701,179)	(1,450,491)
Escrow receivable	(175,192)	87,394
Due to affiliates	168,746	20,889
Distributions paid	(1,696,367)	(223,731)
Distributions paid to noncontrolling interests	(81,210)	(3,452)

Net cash flows provided by financing activities	19,175,380	10,648,951

Increase (decrease) in cash and cash equivalents	(5,758,580)	4,874,063
Cash and cash equivalents, beginning of period	23,778,458	2,614,632

Cash and cash equivalents, end of period	$18,019,878	$7,488,695

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$1,233,371	$147,748
Distributions payable	$1,115,141	$185,763
Issuance of shares pursuant to distribution reinvestment plan	$1,234,525	$155,943
Purchase of furniture and equipment	$—	$141,869
Seller notes payable issued in connection with purchase of real estate facilities	$—	$4,500,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. Shares will be offered until March 17, 2011 under the Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of March 31, 2010, in connection with our Offering, we had issued approximately 13 million shares of our common stock for gross proceeds of approximately $129.6 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor (See Note 3).

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

March 31, 2010

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. We are the sole general partner of our Operating Partnership, and our Advisor is currently the only limited partner of our Operating Partnership. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities and as of March 31, 2009 we owned six self storage facilities. On September 24, 2009, through mergers with two private real estate investment trusts sponsored by our Sponsor, we acquired 11 of our wholly-owned facilities and certain preferred equity and/or minority interests described below. As of March 31, 2010, we wholly-owned 29 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 19,595 units and approximately 2.53 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Reclassifications

Certain amounts previously reported in our 2009 financial statements have been reclassified to conform to the fiscal 2010 presentation.

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT I, Inc. (“REIT I”) and Self Storage REIT II, Inc. (“REIT II”), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for Our Investments in Joint Ventures

Recently amended accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2010 and December 31, 2009, the Company had entered into contracts/interests that are deemed to be variable interests in VIEs, those variable interests include both lease agreements and equity investments. The Company has evaluated those variable interests against the criteria for consolidation and determined that it is not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of December 31, 2008, we had not invested in any joint ventures. As of March 31, 2010 and December 31, 2009, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years beginning on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

successive five year terms. As of March 31, 2010, the consolidated joint venture had net real estate assets of approximately $17.4 million and net intangible assets of approximately $0.8 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured promissory notes and approximately $7.3 million of noncontrolling interest related to this entity. The lenders of the secured promissory notes have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. The Company recorded approximately $14.7 million and $0.9 million in intangible assets to recognize the value of in-place leases related to its acquisitions in 2009 and 2008, respectively. Through our preliminary purchase price allocations, we have recorded an additional approximately $2.4 million related to our 2010 acquisitions. Additionally, we do not expect, nor to date have we recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred, compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. During the three months ended March 31, 2010 and 2009, we expensed approximately $1.1 million and $0.5 million, respectively, of acquisition related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of March 31, 2010 and December 31, 2009, no impairment losses have been recognized.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures, all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Four of those investments were passive or limited partner interests in self storage facilities and are accounted for under the cost method; our aggregate investment therein is approximately $1.2 million. Individually our ownership interest in those investments ranges from .28% to 11.5%; the carrying value of the investments ranged from approximately $27,000 to $610,000 and our risk of loss is limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which receives distributions equal to 10% per annum on our investment of approximately $6.1 million. The preferred equity interest has a redemption date in November 2010, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, whom is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with four non-affiliated parties, are guarantors on the approximately $18.5 million loan used to secure the Hawthorne property; the loan has a maturity date of May 1, 2011. As of March 31, 2010, the Company’s maximum exposure to loss as a result of its involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $26.2 million.

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

March 31, 2010

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 40 years
Site Improvements	7 to 15 years

Depreciation of Real Property Assets

Corporate assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2010 and December 31, 2009 accumulated amortization of in-place lease intangibles totaled approximately $4.3 million and $2.8 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2010 and December 31, 2009, accumulated amortization of deferred financing costs totaled approximately $136,000 and $88,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2010, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

During the three months ended March 31, 2010 we redeemed approximately 18,200 shares for approximately $168,000. As of March 31, 2010, there were approximately 97,000 shares related to redemption requests to be processed subsequent to March 31, 2010. The redemption of these shares will total approximately $932,000 and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2010.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and common stock issued related to acquisitions we made during 2009 and 2010. The fair values of these assets, liabilities and common stock were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

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

March 31, 2010

Noncontrolling Interest in Consolidated Entities

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three months ended March 31, 2010 and 2009, 5,000 and 3,750 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to the consolidation of VIEs. This amended guidance requires an enterprise to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance is effective for periods beginning after November 15, 2009. The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued amended guidance related to accounting for transfers of financial assets, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The amended guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB issued guidance related to accounting for distributions with components of both stock and cash. This amended guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limit on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively. This guidance is effective for fiscal years beginning after December 15, 2009. The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3. Merger with Private REITs

On September 24, 2009, we closed on two mergers with REIT I and REIT II, two private real estate investment trusts sponsored by our Sponsor (“Merger Transactions”). The Merger Transactions contained a closing condition requiring REIT I and REIT II, the acquired entities, to obtain any and all consents required by loan documents relating to properties owned by them. Without acknowledging whether consent was required, REIT I and REIT II attempted to notify or obtain consent from the various loan servicers for each property. In light of the structure of the Merger Transactions whereby the legal structure or REIT I and REIT II survived the mergers and each special purpose entity borrower remained unchanged and the length of time it was taking the loan servicers to take definitive action, our board of directors and the boards of directors of REIT I and REIT II decided to waive this last remaining closing condition and proceed to close the Merger Transactions. Several of the loan consents have been obtained and we are uncertain as to whether or when the remaining consents will be received.

We exchanged 1.05 and 1.0 shares of our common stock for each 1.0 share of REIT I and REIT II common stock, respectively, as consideration for the Merger Transactions.

Through the mergers we acquired 11 wholly-owned self storage facilities in Alabama, California, Florida, Nevada, South Carolina, Tennessee and Texas, comprising approximately 8,395 units and approximately 1.2 million rentable square feet, including drive-up, climate-controlled, RV, store-front and office units. We also acquired preferred equity and/or minority interests in 19 self storage facilities located in Alabama, California, Georgia, North Carolina, Maryland and Texas, comprising approximately

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

11,550 units and approximately 1.4 million rentable square feet, and an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2010:

Cost:
Beginning balance	$155,058,360
Facility acquisitions	21,847,500
Improvements and equipment additions	26,735

Ending balance	$176,932,595

Accumulated Depreciation:
Beginning balance	$1,733,158
Depreciation expense	1,005,125

Ending balance	$2,738,283

The following table summarizes our acquisitions for the three months ended March 31, 2010:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued	2010 Revenue (1)	2010 Operating Income (1) (2)
Fort Lee – Fort Lee, NJ	2/24/2010	$15,075,000	$1,675,000	$16,750,000	$—	$221,000	$141,000
Weston – Weston, FL	2/24/2010	5,670,000	630,000	6,300,000	—	93,000	55,000
Gulf Breeze II – Gulf Breeze, FL	3/10/2010	1,102,500	122,500	1,225,000	—	7,000	—

Total		$21,847,500	$2,427,500	$24,275,000	$—	$321,000	$196,000

(1)	- The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(2)	- Operating income excludes depreciation and amortization expense.

The purchase price allocations included above are preliminary and therefore, subject to change, upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2010 along with supplementary pro forma information.

All of the above transactions were acquired from unaffiliated third parties. Acquisition fees paid to our Advisor for the 2010 acquisitions totaled $606,875.

In 2009, excluding the Merger Transactions, we acquired 12 wholly-owned self storage facilities in Alabama, Arizona, Georgia, Kentucky, New Jersey and Pennsylvania comprising approximately 7,470 units and 909,550 rentable square feet, including drive-up, climate-controlled, RV, store-front and office units for total consideration of approximately $52.1 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying value as of:
Encumbered Property	March 31, 2010	December 31, 2009	Stated Interest Rate		Maturity Date
Crescent Springs	$800,000	$800,000	5.00%		2/11/2014
Florence, Walton	3,700,000	3,700,000	5.00%		2/11/2014
Biloxi, Gulf Breeze	4,975,000	4,975,000	6.50	%(1)	3/1/2012
Montgomery	2,951,255	2,967,038	6.42%		6/1/2016
Seabrook	4,693,504	4,709,307	5.73%		1/1/2016
Greenville	2,352,004	2,359,937	5.65%		3/1/2016
Kemah	9,163,582	9,191,016	6.20%		6/1/2016
Memphis	2,595,687	2,604,000	5.67%		12/1/2016
Tallahassee	7,650,000	7,650,000	6.16%		8/1/2016
Houston	2,111,140	2,119,313	5.67%		8/1/2016
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%		12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas	3,255,000	3,255,000	7.52%		6/5/2010
Las Vegas II	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,948,426	1,982,622	5.47%		8/1/2020
Net fair value adjustment	(1,546,893)	(1,596,650)

Total mortgage loans and notes payable	$78,188,705	$78,256,583

(1)	The interest rate on this debt resets monthly, based on three-month LIBOR plus 450 basis points (4.5%) and has a floor of 6.50%. The rate in effect as of March 31, 2010 was 6.50%.

The following table presents the future principal payment requirements on outstanding secured promissory notes at March 31, 2010:

2010	$3,633,719
2011	584,484
2012	8,124,852
2013	833,269
2014	2,884,312
2015 and thereafter	63,674,962

Total payments	79,735,598
Unamortized fair value adjustment	(1,546,893)

Total	$78,188,705

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

The Company records the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2010 was approximately 6%.

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010 Incurred	Three Months Ended March 31, 2009 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)	$204,719	$166,480
Asset management fees	244,955	54,089
Property management fees	217,422	47,558
Acquisition expenses	620,719	250,652
Additional Paid-in Capital
Selling commissions	1,673,024	796,430
Dealer management fee	717,010	341,327
Reimbursement of offering costs	105,294	94,992

Total	$3,783,143	$1,751,528

As of March 31, 2010 and December 31, 2009, we had amounts due to affiliates totaling $717,575 and $610,110, respectively.

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

March 31, 2010

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Commencing four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended March 31, 2010, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

March 31, 2010

affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the REIT I merger transaction, generally equal to 6.0% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. The properties acquired in the REIT I merger transaction are managed by an affiliate of our Sponsor and a portion of those property management fees are paid to a third party property manager. As a condition of the REIT II merger transaction, the monthly property management fees for properties acquired through the REIT II merger transaction have been waived until the FFO, as defined in the merger agreement relating to the REIT II merger transaction, reaches $0.70 per share. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2010, we have sold 331,818 shares through our distribution reinvestment plan.

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

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. During the three months ended March 31, 2010, 18,232 shares were redeemed by the Company.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Note 9. Subsequent Events

Acquisitions

On April 9, 2010, we acquired a self storage facility located in Mesa, Arizona from an unaffiliated third party for a total purchase price of approximately $3.7 million, plus closing costs and acquisition fees. We assumed a loan of approximately $3.2 million and paid cash for the remainder. We paid our Advisor an acquisition fee of $91,875 in connection with this acquisition.

On April 16, 2010, we acquired a self storage facility located in Oakland Park, Florida from an unaffiliated third party for a total purchase price of approximately $14.4 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $358,750 in connection with this acquisition.

On May 6, 2010, we acquired two self storage facilities located in Phoenix and Tempe, Arizona, from an unaffiliated third party for a total purchase price of approximately $3.5 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $87,500 in connection with this acquisition.

Potential Acquisitions

On March 24, 2010, our board of directors approved the potential acquisition of a facility located in Riverdale, New Jersey. The purchase price for the facility is approximately $6.3 million. We expect this acquisition to close in the second quarter of 2010 using a combination of net proceeds from our initial public offering and a seller note of approximately $4.8 million bearing interest at 4%.

Offering Status

As of May 7, 2010, in connection with our Offering we have issued approximately 14.2 million shares of our common stock for gross proceeds of approximately $141.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Result of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

We were formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year end is December 31. As used in this report, “we”, “us” and “our” refer to Strategic Storage Trust, Inc.

We are currently offering a maximum of 110,000,000 shares of common stock to the public, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). On May 22, 2008, we satisfied the minimum offering requirements of our Primary Offering and commenced formal operations. As of March 31, 2010, in connection with our Offering, we had issued approximately 13 million shares of our common stock for gross proceeds of approximately $129.6 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with the merger transaction with Self Storage REIT, Inc. (the “REIT I Merger Transaction”) and the merger transaction with Self Storage REIT II, Inc. (the “REIT II Merger Transaction”).

We have no paid employees and are externally advised and managed by Strategic Storage Advisor, LLC (our “Advisor”), an affiliate of ours. Strategic Capital Holdings, LLC is the sponsor of our Offering (our “Sponsor”). In addition to sponsoring our Offering, our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and our Property Manager. Our operating partnership is Strategic Storage Operating Partnership, L.P. We own all of our self storage properties through our operating partnership or similar entities. We also conduct certain activities through our taxable REIT subsidiaries, which we wholly own.

As of March 31, 2009, we wholly-owned six self storage facilities located in four states (Florida, Kentucky, Mississippi and Virginia). As of March 31, 2010, we wholly-owned 29 self storage facilities, located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia), comprising approximately 19,595 units and approximately 2.53 million rentable square feet. These facilities had an average physical occupancy rate of 78.5% and contained an average of 30.6% climate controlled units as of March 31, 2010. We acquired three of our wholly-owned facilities comprising approximately 1,930 units and approximately 190,000 rentable square feet in the three months ended March 31, 2010.

As of March 31, 2010, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)
Alabama (1)	2	1,075	144,500
Arizona	1	520	38,750
California (1)	1	1,300	251,700
Florida	4	3,190	375,450
Georgia (1)	2	1,170	128,500
Kentucky	5	2,800	401,000
Mississippi	1	600	66,600
Nevada	2	710	87,100
New Jersey	2	2,080	189,500
Pennsylvania	2	1,290	155,200
South Carolina	1	460	65,200
Tennessee	1	800	100,400
Texas (1)	4	3,100	479,500
Virginia	1	500	49,900

Total	29	19,595	2,533,300

(1)

Does not include any property where we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the Self Storage I DST properties, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

The map below shows the geographic location of our self storage portfolio as of March 31, 2010.

For the three months ended March 31, 2010, the average monthly rent per occupied square foot for the 29 self storage facilities we owned on March 31, 2010 was $0.77. The weighted average capitalization rate at acquisition for the 29 self storage facilities we owned as of March 31, 2010 was approximately 7.9%. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to the advisor. This calculation includes several properties in their lease-up period. Upon stabilization of these properties, we expect the weighted average capitalization rate to increase.

Also, as of March 31, 2010, through preferred equity and/or minority interests, we had interests in 19 additional self storage facilities, located in six states (Alabama, California, Georgia, Maryland, North Carolina and Texas), comprising approximately 11,550 units and approximately 1.4 million rentable square feet. These facilities had an average physical occupancy rate of 85.7% and contained an average of 18.9% climate controlled units as of March 31, 2010. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet that is 100% physically occupied by a single tenant.

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

Critical Accounting Policies and Estimates

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies. We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements included in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We will record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation and amortization expense, may vary dramatically based on the estimates and assumptions we use.

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

As of March 31, 2009, we wholly-owned six self storage facilities located in four states (Florida, Kentucky, Mississippi and Virginia). As of March 31, 2010, we wholly-owned 29 self storage facilities, located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia), comprising approximately 19,595 units and approximately 2.53 million rentable square feet. As of March 31, 2010, through preferred equity and/or minority interests, we also had interests in 19 additional self storage facilities, located in six states (Alabama, California, Georgia, Maryland, North Carolina and Texas), comprising approximately 11,550 units and approximately 1.4 million rentable square feet. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet that is leased to a single tenant. We acquired three of our wholly-owned facilities comprising approximately 1,930 units and approximately 190,000 rentable square feet in the three months ended March 31, 2010.

Our operating results for the three months ended March 31, 2009 include results for three months of operations for the three self storage facilities that we owned as of December 31, 2008 and approximately one and a half months of activity for three facilities acquired during the three months ended March 31, 2009, while our operating results for the three months ended March 31, 2010 include a full three months of activity for 26 wholly-owned self storage facilities that we owned as of December 31, 2009 and approximately one month of operations for the three facilities acquired during the three months ended March 31, 2010; therefore, we believe there is little basis for comparison between the three months ended March 31, 2010 and 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Self Storage Rental Income

Rental income for the three months ended March 31, 2010, was approximately $5.1 million, as compared to rental income for the three months ended March 31, 2009 of approximately $0.6 million.

The increase in rental income arises primarily from three months of rental income from 26 properties, two properties that we owned for slightly more than one month and one property that we owned for slightly less than one month compared to 2009 when we owned only six properties. We expect rental income to increase in future periods as we derive rental income for an entire quarter for properties acquired during the first quarter of 2010 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2010 were approximately $2.6 million, as compared to property operating expenses for the three months ended March 31, 2009 of approximately $0.3 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from three months of property operating expenses from 26 properties, two properties that we owned for slightly more than one month and one property that we owned for slightly less than one month compared to 2009 when we owned only six properties. Additionally, during the three months ended March 31, 2010, we incurred approximately $0.1 million of snow removal costs at certain of our facilities located in the northeast due to severe weather conditions. For the three months ended March 31, 2010 and 2009, of total operating expenses approximately $0.5 million and $0.1 million, respectively, were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were approximately $0.8 million, compared to approximately $0.4 million for the three months ended March 31, 2009. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. The increase in general and administrative expenses relates to approximately $0.1 million of legal expenses incurred over a dispute with a third party property manager, approximately $0.1 million of transition costs incurred to change transfer agents and the balance relates to increases in all the previously mentioned costs which have increased commensurate with our growth. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2010 were approximately $2.7 million compared to approximately $0.4 million for the three months ended March 31, 2009. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to us owning 29 properties at March 31, 2010 as compared to six properties as of March 31, 2009. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense for the three months ended March 31, 2010 was approximately $1.3 million compared to approximately $0.2 million and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities and on the promissory notes related to the properties acquired in the REIT I and the REIT II mergers. The increase between 2009 and 2010 is due to increased debt levels, primarily resulting from the REIT I and REIT II mergers. We expect interest expense to increase in future periods if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Property Acquisition Expenses

Property acquisition expenses for the three months ended March 31, 2010 were approximately $1.1 million compared to approximately $0.5 million for the three months ended March 31, 2009. The increase between 2009 and 2010 is due to increased acquisition activity related to both facilities acquired during the three months ended March 31, 2010 and facilities to be acquired during the second quarter of 2010. We expect that such costs will increase in future periods as we increase our acquisition activity.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the three months ended March 31, 2010 was approximately $0.2 million compared to none for the three months ended March 31, 2009. The increase between 2009 and 2010 is due to investments acquired in the REIT I and REIT II mergers.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net loss attributable to Strategic Storage Trust, Inc.	$(3,162,934)	$(1,272,148)
Add:
Depreciation	1,005,125	151,159
Amortization of intangible assets	1,716,993	196,852
Deduct:
Adjustment for noncontrolling interest – consolidated entity (1)	(186,719)	—

FFO	(627,535)	(924,137)
Acquisition expenses (2)	1,105,736	509,555
Deferred financing amortization expense	48,944	81,112
Amortization of fair value debt discount	49,757	9,415

Modified FFO	$576,902	$(324,055)

(1)	Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $52,489 and $134,230, respectively, for the three months ended March 31, 2010.
(2)	In accordance with GAAP, as of January 1, 2009, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. Such costs totaled approximately $1.1 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. These costs have been and will continue to be funded with cash proceeds from our Primary Offering.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009	Change
Net cash flow provided by (used in):
Operating activities	$(119,898)	$(365,346)	$245,448
Investing activities	(24,814,062)	(5,409,542)	(19,404,520)
Financing activities	19,175,380	10,648,951	8,526,429

Cash flows used in operating activities for the three months ended March 31, 2010 and 2009 were approximately $0.1 million and $0.4 million, respectively, a decrease in the use of cash of approximately $0.3 million, primarily as a result of an improvement to net loss, as adjusted for noncash items in the current year.

Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 were approximately $24.8 million and $5.4 million, respectively, an increase in the use of cash of $19.4 million. The increase compared to the prior period primarily relates to the increased amount spent on acquisitions in the current year as compared with the prior year.

Cash flows provided by financing activities for the three months ended March 31, 2010 and 2009 were approximately $19.2 million and $10.6 million, respectively, an increase of $8.5 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from our ongoing public offering of shares of our common stock.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of the Offering, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor (our “Advisory Agreement”). Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings

The following data supplements, and should be read in conjunction with our prospectus dated April 7, 2010 and the section captioned “Description of Shares – Distribution Policy.”

	Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Distributions paid in cash	$1,696,367	$1,479,785	$560,745	$369,308	$223,731
Distributions reinvested	1,234,525	929,160	445,046	269,636	155,943

Total distributions	$2,930,892	$2,408,945	$1,005,791	$638,944	$379,674
Source of distributions
Cash flows used in operations	$(119,898)	$(786,675)	$(772,937)	$(796,952)	$(365,346)
Proceeds from issuance of common stock	3,050,790	3,195,620	1,778,728	1,435,896	745,020

Total sources	$2,930,892	$2,408,945	$1,005,791	$638,944	$379,674

Cash flows used in operations for the three months ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009 include approximately $1.1 million, $0.6 million, $1.2 million, $1.0 million and $0.5 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

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

Indebtedness

As of March 31, 2010, we had approximately $79.7 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.5 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of March 31, 2010 was approximately 6%. As of March 31, 2010, approximately $5.0 million of our total consolidated indebtedness was variable rate debt.

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

Subsequent Events

Acquisitions

On April 9, 2010, we acquired a self storage facility located in Mesa, Arizona from an unaffiliated third party for a total purchase price of approximately $3.7 million, plus closing costs and acquisition fees. We assumed a loan of approximately $3.2 million and paid cash for the remainder. We paid our Advisor an acquisition fee of $91,875 in connection with this acquisition.

On April 16, 2010, we acquired a self storage facility located in Oakland Park, Florida from an unaffiliated third party for a total purchase price of approximately $14.4 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $358,750 in connection with this acquisition.

On May 6, 2010, we acquired two self storage facilities located in Phoenix and Tempe, Arizona, from an unaffiliated third party for a total purchase price of approximately $3.5 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $87,500 in connection with this acquisition.

Potential Acquisitions

On March 24, 2010, our board of directors approved the potential acquisition of a facility located in Riverdale, New Jersey. The purchase price for the facility is approximately $6.3 million. We expect this acquisition to close in the second quarter of 2010 using a combination of net proceeds from our initial public offering and a seller note of approximately $4.8 million bearing interest at 4%.

Offering Status

As of May 7, 2010, in connection with our Offering we have issued approximately 14.2 million shares of our common stock for gross proceeds of approximately $141.2 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of March 31, 2010, our debt consisted of approximately $74.8 million in fixed rate debt and approximately $5 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which includes a note with an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes future annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of March 31, 2010:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$3,596,939	$514,678	$3,256,438	$833,269	$2,884,312	$63,674,962	$74,760,598	$73,213,705
Average interest rate	6.05%	6.02%	6.04%	6.05%	6.07%	6.10%
Variable rate debt	$36,780	$69,806	$4,868,414	$—	$—	$—	$4,975,000	$4,975,000
Average interest rate	6.50%	6.50%	6.50%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of March 31, 2010, we had issued approximately 13 million shares of common stock in our Offering, raising gross offering proceeds of approximately $129.6 million. From this amount, we paid approximately $2.3 million in acquisition fees to our Advisor, approximately $12.6 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $10.1 million was reallowed to third-party broker dealers), and approximately $3 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired (exclusive of the REIT I Merger Transaction and REIT II Merger Transaction) approximately $85.2 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	As noted in Notes 2 and 7 to the consolidated financial statements included in this report, and more fully described in our prospectus dated October 28, 2009, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of March 31, 2010, the maximum amount that may yet be redeemed under our publicly announced program is approximately $2.9 million. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended March 31, 2010, we redeemed shares as follows:

Month Ended	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
January 31, 2010	18,232	$9.24	18,232
February 28, 2010	—	—	—
March 31, 2010	—	—	—

	18,232		18,232

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

3.2*	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1*	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2009, filed on March 30, 2010, Commission File No. 000-53644

10.1*	Purchase and Sale Agreement for Fort Lee Property and Weston Property, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 25, 2010, Commission File No. 000-53644

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: May 13, 2010	By:	/s/ Michael S. McClure
Michael S. McClure Chief Financial Officer and Treasurer