Form 10-Q
period 2010-06-30
Strategic Storage Trust, Inc.
filed 2010-08-11
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2010: 22,723,764, $0.001 par value per share.

FORM 10-Q

STRATEGIC STORAGE TRUST, INC.

PART I. FINANCIAL INFORMATION

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009. Our results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$15,007,557	$23,778,458
Real estate facilities:
Land	63,056,165	53,116,165
Buildings	125,074,795	89,798,903
Site improvements	14,007,887	12,143,292

	202,138,847	155,058,360
Accumulated depreciation	(3,946,228)	(1,733,158)

	198,192,619	153,325,202
Construction in process	500,823	—

Real estate facilities, net ($17,306,440 and $17,419,600 related to VIEs)	198,693,442	153,325,202
Escrow receivable	506,428	300,504
Prepaid expenses	463,090	544,211
Deferred financing costs, net of accumulated amortization	1,700,404	991,916
Intangible assets, net of accumulated amortization	15,256,925	13,717,520
Restricted cash	1,565,250	1,847,847
Investments in unconsolidated joint ventures	9,099,852	8,896,642
Other assets	347,842	299,003

Total assets	$242,640,790	$203,701,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes ($10,138,318 and $10,115,853 related to VIEs)	$82,518,198	$78,256,583
Accounts payable and accrued liabilities	4,815,615	3,155,174
Due to affiliates	647,420	610,110
Distributions payable	1,237,415	975,516

Total liabilities	89,218,648	82,997,383

Commitments and contingencies (Note 7)

Redeemable common stock	2,082,833	1,635,054

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 21,917,901 and 16,638,556 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21,918	16,639
Additional paid-in capital	170,952,139	125,714,066
Distributions	(12,200,084)	(5,540,748)
Accumulated deficit	(14,547,851)	(8,807,189)

Total Strategic Storage Trust, Inc. stockholders’ equity	144,226,122	111,382,768

Noncontrolling interest in operating partnership	54,891	63,533
Other noncontrolling interests	7,058,296	7,622,565

Total noncontrolling interests	7,113,187	7,686,098

Total stockholders’ equity	151,339,309	119,068,866

Total liabilities and stockholders’ equity	$242,640,790	$203,701,303

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Self storage rental income	$6,161,245	$805,315	$11,212,373	$1,382,006
Ancillary operating income	151,688	17,205	250,792	22,950

Total revenues	6,312,933	822,520	11,463,165	1,404,956

Operating expenses:
Property operating expenses	2,406,193	383,896	4,518,684	604,684
Property operating expenses - affiliates	661,166	131,596	1,123,543	233,243
General and administrative	720,010	464,763	1,564,374	901,307
Depreciation	1,221,846	208,293	2,240,062	369,795
Intangible amortization expense	1,960,976	273,986	3,677,969	470,838

Total operating expenses	6,970,191	1,462,534	13,124,632	2,579,867

Operating loss	(657,258)	(640,014)	(1,661,467)	(1,174,911)
Other income (expense):
Interest expense	(1,344,498)	(153,316)	(2,610,980)	(310,479)
Deferred financing amortization expense	(57,222)	(17,555)	(106,166)	(98,667)
Property acquisition expenses—affiliates	(703,523)	(244,630)	(1,324,242)	(495,282)
Other property acquisition expenses	(131,165)	(792,546)	(616,182)	(1,050,099)
Equity in earnings of real estate ventures	218,422	—	446,788	—
Interest income	700	3,430	1,064	3,756
Other	(22,347)	(4,635)	(95,829)	(4,635)

Net loss	(2,696,891)	(1,849,266)	(5,967,014)	(3,130,317)
Less: Net loss attributable to the noncontrolling interest in our operating partnership	700	7,321	1,700	16,892
Net loss attributable to other noncontrolling interests	118,463	—	224,652	—

Net loss attributable to Strategic Storage Trust, Inc.	$(2,577,728)	$(1,841,945)	$(5,740,662)	(3,113,425)

Net loss per share - basic	$(0.13)	$(0.43)	$(0.30)	$(0.90)
Net loss per share - diluted	$(0.13)	$(0.43)	$(0.30)	$(0.90)

Weighted average shares outstanding - basic	20,548,296	4,269,261	19,178,952	3,447,868
Weighted average shares outstanding - diluted	20,548,296	4,269,261	19,178,952	3,447,868

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Non- controlling Interests	Total
Balance as of December 31, 2009	16,638,556	$16,639	$125,714,066	$(5,540,748)	$(8,807,189)	$7,686,098	$119,068,866
Gross proceeds from issuance of common stock	5,108,500	5,108	50,933,638	—	—	—	50,938,746
Offering costs	—	—	(5,703,289)	—	—	—	(5,703,289)
Additions to redeemable common stock	—	—	(1,599,394)	—	—	—	(1,599,394)
Redemptions of common stock	(114,999)	(115)	(1,100,198)	—	—	—	(1,100,313)
Issuance of restricted stock	1,875	2	—	—	—	—	2
Distributions ($0.35 per share)	—	—	—	(6,659,336)	—	—	(6,659,336)
Distributions for noncontrolling interests	—	—	—	—	—	(162,308)	(162,308)
Issuance of shares for distribution reinvestment plan	283,969	284	2,697,422	—	—	—	2,697,706
Purchase of noncontrolling interest	—	—	—	—	—	(184,251)	(184,251)
Stock based compensation expense	—	—	9,894	—	—	—	9,894
Net loss	—	—	—	—	(5,740,662)	(226,352)	(5,967,014)

Balance as of June 30, 2010	21,917,901	$21,918	$170,952,139	$(12,200,084)	$(14,547,851)	$7,113,187	$151,339,309

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss	$(5,967,014)	$(3,130,317)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	6,035,705	939,301
Noncash interest expense	114,739	23,731
Expense related to issuance of restricted stock	9,896	12,500
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	282,597	(150,340)
Prepaid expenses	81,121	8,687
Other assets	(87,214)	(43,967)
Accounts payable and other accrued liabilities	508,826	1,129,594
Due to affiliates	(157,598)	24,192

Net cash flows provided by (used in) operating activities	821,058	(1,186,619)

Cash flows from investing activities:
Purchases of real estate	(44,175,304)	(15,000,000)
Additional investment in unconsolidated joint venture	(265,000)	—
Additional investment in noncontrolling interest	(184,251)	—
Additions to real estate facilities	(463,630)	(23,382)
Construction in process	(500,823)	—
Return of investment in unconsolidated joint ventures	61,790	—

Net cash flows used in investing activities	(45,527,218)	(15,023,382)

Cash flows from financing activities:
Payments on secured promissory notes	(3,512,176)	(4,000,000)
Proceeds from issuance of secured promissory note	—	4,975,000
Deferred financing costs	(814,654)	(210,713)
Gross proceeds from issuance of common stock	50,938,746	31,858,480
Redemptions of common stock	(1,100,313)	—
Offering costs	(5,703,289)	(3,799,496)
Escrow receivable	(205,924)	349,876
Due to affiliates	194,908	(20,034)
Distributions paid	(3,699,731)	(593,039)
Distributions paid to noncontrolling interests	(162,308)	(6,945)

Net cash flows provided by financing activities	35,935,259	28,553,129

Increase (decrease) in cash and cash equivalents	(8,770,901)	12,343,128
Cash and cash equivalents, beginning of period	23,778,458	2,614,632

Cash and cash equivalents, end of period	$15,007,557	$14,957,760

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$2,490,879	$286,748
Distributions payable	$1,237,415	$289,148
Issuance of shares pursuant to distribution reinvestment plan	$2,697,706	$425,579
Seller notes payable issued in connection with purchase of real estate facilities	$4,800,000	$4,500,000
Assumption of notes payable issued in connection with purchase of real estate facilities	$3,199,696	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. Shares will be offered until March 17, 2011 under the Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of June 30, 2010, in connection with our Offering, we had issued approximately 15.9 million shares of our common stock for gross proceeds of approximately $157.9 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor (See Note 3).

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

June 30, 2010

(Unaudited)

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

On September 25, 2008, we acquired our first two self storage facilities and as of June 30, 2009 we owned eight self storage facilities. On September 24, 2009, through mergers with two private real estate investment trusts sponsored by our Sponsor, we acquired 11 of our wholly-owned facilities and certain preferred equity and/or minority interests described below. As of June 30, 2010, we wholly-owned 34 self storage facilities located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) comprising approximately 23,485 units and approximately 2.9 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Reclassifications

Certain amounts previously reported in our 2009 financial statements have been reclassified to conform to the fiscal 2010 presentation.

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT, Inc. (“REIT I”) and Self Storage REIT II, Inc. (“REIT II”), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for Our Investments in Joint Ventures

Recently amended accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2010 and December 31, 2009, the Company had entered into contracts/interests that are deemed to be variable interests in VIEs, those variable interests include both lease agreements and equity investments. The Company has evaluated those variable interests against the criteria for consolidation and determined that it is not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of June 30, 2010 and December 31, 2009, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years beginning on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of June 30, 2010, the consolidated joint venture had net real

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

estate assets of approximately $17.3 million and net intangible assets of approximately $0.7 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured promissory notes and approximately $7.1 million of noncontrolling interest related to this entity. The lenders of the secured promissory notes have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. The Company recorded approximately $14.7 million and $0.9 million in intangible assets to recognize the value of in-place leases related to its acquisitions in 2009 and 2008, respectively. Through our preliminary purchase price allocations, we have recorded an additional approximately $5.2 million related to our 2010 acquisitions. Additionally, we do not expect, nor to date have we recorded intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred, compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. During the three and six months ended June 30, 2010 we expensed approximately $0.8 million and $1.9 million, respectively of acquisition related transaction costs and during the three and six months ended June 30, 2009 we expensed approximately $1.0 million and $1.5 million, respectively of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of June 30, 2010 and December 31, 2009, no impairment losses have been recognized.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures, all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Four of those investments were passive or limited partner interests in self storage facilities and are accounted for under the cost method; our aggregate investment therein is approximately $1.4 million. Individually our ownership interest in those investments ranges from .28% to 11.5%; the carrying value of the investments ranged from approximately $27,000 to $680,000 and our risk of loss is limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which receives distributions equal to 10% per annum on our investment of approximately $6.1 million. The preferred equity interest has a redemption date in November 2010, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, whom is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with four non-affiliated parties, are guarantors on the approximately $18.5 million loan used to secure the Hawthorne property; the loan has a maturity date of May 1, 2011. As of June 30, 2010, the Company’s maximum exposure to loss as a result of its involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $26.2 million. Subsequent to June 30, 2010, the loan was refinanced; the loan now matures August 1, 2020 with a principal balance of approximately $20 million. We remain a guarantor under the loan.

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

June 30, 2010

(Unaudited)

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 40 years
Site Improvements	7 to 15 years

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

The Company has allocated a portion of its real estate purchase price to in-place leases. The Company is amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2010 and December 31, 2009, accumulated amortization of in-place lease intangibles totaled approximately $6.3 million and $2.8 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2010 and December 31, 2009, accumulated amortization of deferred financing costs totaled approximately $164,000 and $88,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2010, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

During the six months ended June 30, 2010 we redeemed 114,999 shares for approximately $1.1 million. As of June 30, 2010, there were approximately 138,713 shares related to redemption requests to be processed subsequent to June 30, 2010. The redemption of these shares will total approximately $1.3 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2010.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

June 30, 2010

(Unaudited)

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and six months ended June 30, 2010 and 2009, 6,875 and 6,250 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

Note 3. Merger with Private REITs

On September 24, 2009, we closed on two mergers with REIT I and REIT II, two private real estate investment trusts sponsored by our Sponsor (“Merger Transactions”). The Merger Transactions contained a closing condition requiring REIT I and REIT II, the acquired entities, to obtain any and all consents required by loan documents relating to properties owned by them. Without acknowledging whether consent was required, REIT I and REIT II attempted to notify or obtain consent from the various loan servicers for each property. In light of the structure of the Merger Transactions whereby the legal structure of REIT I and REIT II and each special purpose entity borrower remained unchanged and the length of time it was taking the loan servicers to take definitive action, our board of directors and the boards of directors of REIT I and REIT II decided to waive this last remaining closing condition and proceed to close the Merger Transactions. Several of the loan consents have been obtained and we are uncertain as to whether or when the remaining consents will be received.

We exchanged 1.05 and 1.0 shares of our common stock for each 1.0 share of REIT I and REIT II common stock, respectively, as consideration for the Merger Transactions.

Through the Merger Transactions we acquired 11 wholly-owned self storage facilities in Alabama, California, Florida, Nevada, South Carolina, Tennessee and Texas, comprising approximately 8,395 units and approximately 1.2 million rentable square feet, including drive-up, climate-controlled, RV, store-front and office units. We also acquired preferred equity and/or minority interests in 19 self storage facilities located in Alabama, California, Georgia, North Carolina, Maryland and Texas,

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

comprising approximately 11,550 units and approximately 1.4 million rentable square feet, and an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2010:

Cost:
Beginning balance	$155,058,360
Facility acquisitions	46,616,857
Improvements and equipment additions	463,630

Ending balance	$202,138,847

Accumulated Depreciation:
Beginning balance	$1,733,158
Depreciation expense	2,213,070

Ending balance	$3,946,228

The following table summarizes our acquisitions for the six months ended June 30, 2010:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued (1)	2010 Revenue (2)	2010 Operating Income (2) (3)
Fort Lee – Fort Lee, NJ	2/24/2010	$15,075,000	$1,675,000	$16,750,000	$—	$744,136	$497,047
Weston – Weston, FL	2/24/2010	5,670,000	630,000	6,300,000	—	311,867	174,184
Gulf Breeze II – Gulf Breeze, FL	3/10/2010	1,102,500	122,500	1,225,000	—	49,248	5,202
Mesa – Mesa, AZ	4/9/2010	3,307,500	367,500	3,675,000	3,199,696	120,342	54,219
Oakland Park – Oakland Park, FL	4/16/2010	12,915,000	1,435,000	14,350,000	—	377,684	233,130
Tempe – Tempe, AZ	5/6/2010	1,620,000	180,000	1,800,000	—	53,257	20,275
Phoenix II – Phoenix, AZ	5/6/2010	1,530,000	170,000	1,700,000	—	53,829	24,010
Riverdale – Riverdale, NJ	5/14/2010	5,396,857	637,500	6,034,357	4,459,357	82,901	27,272

Total		$46,616,857	$5,217,500	$51,834,357	$7,659,053	$1,793,264	$1,035,339

(1)	- See Note 5 for specific terms of the Company’s debt.
(2)	- The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(3)	- Operating income excludes depreciation and amortization expense.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

All of the above transactions were acquired from unaffiliated third parties. Acquisition fees paid to our Advisor for the 2010 acquisitions totaled $1,304,375.

In 2009, excluding the Merger Transactions, we acquired 12 wholly-owned self storage facilities in Alabama, Arizona, Georgia, Kentucky, New Jersey and Pennsylvania comprising approximately 7,470 units and 909,550 rentable square feet, including drive-up, climate-controlled, RV, store-front and office units for total consideration of approximately $52.1 million.

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying value as of:
Encumbered Property	June 30, 2010	December 31, 2009	Stated Interest Rate		Maturity Date
Crescent Springs	$800,000	$800,000	5.00%		2/11/2014
Florence, Walton	3,700,000	3,700,000	5.00%		2/11/2014
Biloxi, Gulf Breeze	4,966,285	4,975,000	6.50	%(1)	4/1/2012
Montgomery	2,936,263	2,967,038	6.42%		7/1/2016
Seabrook	4,678,959	4,709,307	5.73%		1/1/2016
Greenville	2,344,699	2,359,937	5.65%		3/1/2016
Kemah	9,129,484	9,191,016	6.20%		6/1/2016
Memphis	2,585,242	2,604,000	5.67%		12/1/2016
Tallahassee	7,650,000	7,650,000	6.16%		8/1/2016
Houston	2,103,513	2,119,313	5.67%		2/1/2017
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%		12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas II	—	3,255,000	7.52%		6/4/2010
Las Vegas I	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,914,343	1,982,622	5.47%		8/1/2020
Mesa	3,190,183	—	5.38%		4/1/2015
Riverdale	4,800,000	—	4.00%		5/14/2014
Net fair value adjustment	(1,820,773)	(1,596,650)

Total mortgage loans and notes payable	$82,518,198	$78,256,583

(1)	The interest rate on this debt resets monthly, based on three-month LIBOR plus 450 basis points (4.5%) and has a floor of 6.50%. The rate in effect as of June 30, 2010 was 6.50%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The following table presents the future principal payment requirements on outstanding secured promissory notes at June 30, 2010:

2010	$274,621
2011	632,807
2012	8,203,382
2013	901,334
2014	7,756,184
2015 and thereafter	66,570,643

Total payments	84,338,971
Unamortized fair value adjustment	(1,820,773)

Total	$82,518,198

The Company records the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2010 was approximately 5.9%.

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010 Incurred	Three Months Ended June 30, 2009 Incurred	Six Months Ended June 30, 2010 Incurred	Six Months Ended June 30, 2009 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)	$184,130	$192,478	$388,849	$356,958
Asset management fees	338,786	74,883	583,741	128,984
Property management fees	322,380	56,713	539,802	104,259
Acquisition expenses	703,523	244,630	1,324,242	495,282
Additional Paid-in Capital
Selling commissions	1,828,138	1,412,370	3,501,162	2,208,800
Dealer management fee	783,488	605,302	1,500,498	946,628
Reimbursement of offering costs	90,540	93,340	195,834	188,332

Total	$4,250,985	$2,679,716	$8,034,128	$4,429,243

As of June 30, 2010 and December 31, 2009, we had amounts due to affiliates totaling $647,420 and $610,110, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Commencing four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended June 30, 2010, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2010, we have sold 485,838 shares through our distribution reinvestment plan.

Share Redemption Program

We have adopted a share redemption program that enables our stockholders to sell their stock to us in limited circumstances. As long as our common stock is not listed on a national securities exchange

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale. During the six months ended June 30, 2010, 114,999 shares were redeemed by the Company.

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

Note 8. Declaration of Distributions

On June 16, 2010, our board of directors declared a distribution rate for the third quarter of 2010 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2010 and continuing on each day thereafter through and including September 30, 2010.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Note 9. Selected Quarterly Data

The following is a summary of quarterly financial information for the six months ended June 30, 2010 and the years ended December, 31, 2009 and 2008, respectively:

	Three months ended
	June 30, 2010	March 31, 2010	December 31, 2009	(1) September 30, 2009	(1) June 30, 2009	(1) March 31, 2009
Total revenues	$6,312,933	$5,150,232	$4,714,587	$1,755,600	$822,520	$582,436
Total operating expenses	$6,970,191	$6,154,441	$5,269,041	$2,305,635	$1,462,534	$1,117,333
Net loss	$(2,577,728)	$(3,162,934)	$(2,297,343)	$(1,993,751)	$(1,841,945)	$(1,271,480)
Net loss per share-basic and diluted	$(0.13)	$(0.18)	$(0.14)	$(0.29)	$(0.43)	$(0.49)

(1)	– As discussed in Notes 3 and 4 in our Form 10-K for the year ended December 31, 2009, the Company completed its purchase price accounting for its 2009 acquisitions in the fourth quarter of 2009. Accounting guidance requires the Company to revise previously reported financial information as if the purchase accounting had been completed as of the acquisition date. Such revisions to operating expenses, related to increased depreciation and amortization expense, resulted in additional expenses of $45,004, $111,583 and $76,908 for the quarters ended March 31, June 30, and September 30, 2009, respectively. Net income was further revised, as interest expense was increased by $9,415, $14,316 and $21,651 for the quarters ended March 31, June 30, and September 30, 2009, respectively.

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenues	$343,576	$22,075	$—	$—
Total operating expenses	$838,113	$325,844	$517,713	$—
Net income (loss)	$(715,876)	$(349,243)	$(439,206)	$32
Net income (loss) per share-basic and diluted	$(0.45)	$(0.51)	$(5.47)	$0.32

Note 10. Subsequent Events

Acquisitions

On July 14, 2010, we acquired a self storage facility located in Davie, Florida, from an unaffiliated third party for a total purchase price of approximately $5.5 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $136,750 in connection with this acquisition.

Offering Status

As of August 6, 2010, in connection with our Offering we have issued approximately 16.8 million shares of our common stock for gross proceeds of approximately $167.3 million.

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

Overview

We were formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to Strategic Storage Trust, Inc.

We are currently offering a maximum of 110,000,000 shares of common stock to the public, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). On May 22, 2008, we satisfied the minimum offering requirements of our Primary Offering and commenced formal operations. As of June 30, 2010, in connection with our Offering, we had issued approximately 15.9 million shares of our common stock for gross proceeds of approximately $157.9 million. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with the merger transaction with Self Storage REIT, Inc. (the “REIT I Merger Transaction”) and the merger transaction with Self Storage REIT II, Inc. (the “REIT II Merger Transaction”).

We have no paid employees and are externally advised and managed by Strategic Storage Advisor, LLC (our “Advisor”), an affiliate of ours. Strategic Capital Holdings, LLC is the sponsor of our Offering (our “Sponsor”). In addition to sponsoring our Offering, our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and Strategic Storage Property Management, LLC, our property manager (our “Property Manager”). Our operating partnership is Strategic Storage Operating Partnership, L.P. We own all of our self storage properties through our operating partnership or similar entities. We also conduct certain activities through our taxable REIT subsidiaries, which we wholly own.

As of June 30, 2009, we wholly-owned eight self storage facilities located in five states (Florida, Georgia, Kentucky, Mississippi and Virginia). As of June 30, 2010, we wholly-owned 34 self storage facilities, located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia), comprising approximately 23,485 units and approximately 2.9 million rentable square feet. These facilities had an average physical occupancy rate of 79.2% and contained an average of 36.8% climate controlled units as of June 30, 2010. We acquired eight of our wholly-owned facilities comprising approximately 5,820 units and approximately 559,250 rentable square feet in the six months ended June 30, 2010.

As of June 30, 2010, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)
Alabama (1)	2	1,075	144,500
Arizona	4	1,970	242,850
California (1)	1	1,300	251,700
Florida	5	4,810	479,450
Georgia (1)	2	1,170	128,500
Kentucky	5	2,800	401,000
Mississippi	1	600	66,600
Nevada	2	710	87,100
New Jersey	3	2,900	250,900
Pennsylvania	2	1,290	155,200
South Carolina	1	460	65,200
Tennessee	1	800	100,400
Texas (1)	4	3,100	479,500
Virginia	1	500	49,900

Total	34	23,485	2,902,800

(1)

Does not include any property where we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the Self Storage I DST properties, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

The table below presents additional information on our properties as of June 30, 2010:

Property	Acquisition Date	Year Built	Approx. Units	Approx. Sq. Ft. (net)	Physical Occupancy (%)(1)	% Climate Controlled(2)
Biloxi – MS	9/25/2008	1980/1984/1992	600	66,600	69.5%	12.2%
Gulf Breeze – FL	9/25/2008	1978/1982/2004	700	80,000	84.4%	61.0%
Manassas – VA	12/19/2008	1996/2000	500	49,900	83.3%	51.0%
Walton – KY	2/12/2009	1991	430	72,000	89.0%	0.5%
Crescent Springs – KY	2/12/2009	1999/2003	350	57,200	91.6%	0.6%
Florence – KY	2/12/2009	1996	520	81,800	95.0%	6.8%
Alpharetta – GA	6/1/2009	2003	670	76,500	73.0%	59.0%
Marietta – GA	6/1/2009	2006	500	52,000	83.0%	100.0%
Erlanger – KY	7/17/2009	1987	610	63,700	86.2%	2.3%
Florence II – KY	7/17/2009	1982/1995	890	126,300	76.3%	0.3%
Jersey City – NJ	8/21/2009	1985	1,090	91,500	68.2%	0.0%
Montgomery – AL	9/3/2009	1995/2004	600	94,600	76.8%	22.2%
Phoenix – AZ	9/4/2009	1974	520	38,750	56.1%	83.2%
Seabrook – TX	9/24/2009	2001-2003	680	78,000	85.6%	51.6%
Greenville – SC	9/24/2009	1948/1995	460	65,200	86.7%	66.0%
Kemah – TX	9/24/2009	1985/2005/1999/2002	1,300	239,000	86.9%	19.4%
Tallahassee – FL	9/24/2009	1979-1987	1,550	203,700	72.8%	2.9%
Memphis – TN	9/24/2009	1987/1994	800	100,400	84.2%	0.0%
Houston – TX	9/24/2009	1984/2005	480	73,300	76.7%	38.6%
Las Vegas – NV	9/24/2009	2006	520	66,000	68.1%	78.5%
Las Vegas II – NV	9/24/2009	1998	190	21,100	71.7%	33.2%
Pearland – TX	9/24/2009	2004/2005	640	89,200	84.0%	60.6%
Daphne – AL	9/24/2009	2000	475	49,900	58.8%	100.0%
Lake Forest – CA	9/24/2009	2003	1,300	251,700	87.7%	0.0%
Pittsburgh – PA	12/11/2009	1990	470	55,200	73.9%	15.2%
West Mifflin – PA	12/11/2009	1983	820	100,000	68.4%	20.2%
Fort Lee – NJ	2/24/2010	2000	990	98,000	89.2%	100.0%
Weston – FL	2/24/2010	2005	650	52,000	88.5%	100.0%
Gulf Breeze II – FL	3/10/2010	2004/2005	290	39,750	48.1%	72.9%
Mesa – AZ	4/9/2010	2002	570	75,600	80.2%	27.4%
Oakland Park – FL	4/16/2010	1987	1,620	104,000	84.2%	100.0%
Phoenix II – AZ	5/6/2010	1974	440	73,000	72.4%	0.0%
Tempe – AZ	5/6/2010	1973	440	55,500	82.9%	0.0%
Riverdale – NJ	5/14/2010	2007	820	61,400	48.7%	100.0%
Total			23,485	2,902,800	79.2%	36.8%

(1)	Represents occupied square feet divided by total rentable square feet as of June 30, 2010.
(2)	Represents the percentage of rental square feet in climate-controlled units as of June 30, 2010.

The above physical occupancy includes acquisitions of lease-up properties, defined as properties that as of the acquisition date had physical occupancy of less than 60%; excluding those properties, the physical occupancy for the portfolio was 81.2% as of June 30, 2010.

The map below shows the geographic location of our self storage portfolio as of June 30, 2010.

For the six months ended June 30, 2010, the average monthly rent per occupied square foot for the 34 self storage facilities we owned on June 30, 2010 was $0.81. The weighted average capitalization rate at acquisition for the 34 self storage facilities we owned as of June 30, 2010 was approximately 7.9%.

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

Also, as of June 30, 2010, through preferred equity and/or minority interests, we had interests in 19 additional self storage facilities, located in six states (Alabama, California, Georgia, Maryland, North Carolina and Texas), comprising approximately 11,550 units and approximately 1.4 million rentable square feet. These facilities had an average physical occupancy rate of 87.0% and contained an average of 18.9% climate controlled units as of June 30, 2010. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet that is 100% physically occupied by a single tenant.

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

Results of Operations

Overview

As of June 30, 2009, we wholly-owned eight self storage facilities located in five states (Florida, Georgia, Kentucky, Mississippi and Virginia). As of June 30, 2010, we wholly-owned 34 self storage facilities, located in 14 states (Alabama, Arizona, California, Florida, Georgia, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia), comprising approximately 23,485 units and approximately 2.9 million rentable square feet. As of June 30, 2010, through preferred equity and/or minority interests, we also had interests in 19 additional self storage facilities, located in six states (Alabama, California, Georgia, Maryland, North Carolina and Texas), comprising approximately 11,550 units and approximately 1.4 million rentable square feet. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet that is leased to a single tenant. We acquired eight of our wholly-owned facilities comprising approximately 5,820 units and approximately 559,250 rentable square feet in the six months ended June 30, 2010.

Our operating results for the three months ended June 30, 2009 include results for three months of operations for the six self storage facilities that we owned as of March 31, 2009 and approximately one month of operations for two facilities acquired during the three months ended June 30, 2009. Our operating results for the three months ended June 30, 2010 include three months of operations for 29 self storage facilities that we owned as of March 31, 2010 and approximately two and a half months of operations for two facilities and another approximately one and a half months of operations for three additional facilities acquired during the three months ended June 30, 2010; therefore, we believe there is little basis for comparison between the three months ended June 30, 2010 and 2009.

Our operating results for the six months ended June 30, 2009 include results for the three self storage facilities that we owned as of December 31, 2008 and approximately four and a half months of operations for three properties and another month of operations for two facilities acquired during the three months ended June 30, 2009. Our operating results for the six months ended June 30, 2010 include a full six months of activity for 26 self storage facilities that we owned as of December 31, 2009 and approximately four months of operations for the three facilities acquired during the three months ended March 31, 2010 and approximately two months of operations for another five properties acquired in the three months ended June 30, 2010; therefore, we believe there is little basis for comparison between the six months ended June 30, 2010 and 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Self Storage Rental Income

Rental income for the three months ended June 30, 2010, was approximately $6.2 million, as compared to rental income for the three months ended June 30, 2009 of approximately $0.8 million. The increase in rental income arises primarily from three months of rental income from 29 properties, two properties that we owned for approximately two and a half months and three properties that we owned for approximately one and a half months compared to 2009 when we owned only six properties for the entire period and two properties for one month. We expect rental income to increase in future periods as we derive rental income for an entire quarter for properties acquired during 2010 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2010 were approximately $3.1 million, as compared to property operating expenses for the three months ended June 30, 2009 of approximately $0.5 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from three months of property operating expenses from 29 properties, two properties that we owned for approximately two and a half months and three properties that we owned for approximately one and a half months compared to 2009 when we owned only six properties for the entire period and two properties for one month. For the three months ended June 30, 2010 and 2009, of total property operating expenses approximately $0.7 million and $0.1 million, respectively, were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were approximately $0.7 million, compared to approximately $0.5 million for the three months ended June 30, 2009. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. The increase in general and administrative expenses relates to approximately $0.1 million of legal expenses incurred over a dispute with a third party property manager, approximately $0.1 million of increased proxy solicitation costs and the balance relates to increases in certain of the previously mentioned costs which have increased commensurate with our growth. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2010 were approximately $3.2 million compared to approximately $0.5 million for the three months ended June 30, 2009. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization arises primarily from three months of depreciation and amortization expenses from 29 properties, two properties that we owned for approximately two and a half months and three properties that we owned for approximately one and a half months compared to 2009 when we owned only six properties for the entire period and two properties for one month. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense for the three months ended June 30, 2010 was approximately $1.3 million compared to approximately $0.2 million for the three months ended June 30, 2009 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities and on the promissory notes related to the properties acquired in the REIT I Merger Transaction and the REIT II Merger Transaction. Interest expense also includes the amortization of debt discounts. The increase between 2009 and 2010 is due to increased debt levels, primarily resulting from the REIT I Merger Transaction and REIT II Merger Transaction. We expect interest expense to increase in future periods if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Property Acquisition Expenses

Property acquisition expenses for the three months ended June 30, 2010 were approximately $0.8 million compared to approximately $1.0 million for the three months ended June 30, 2009. The decrease between 2009 and 2010 is due to the timing of when the related expenses were incurred. A large percentage of the costs incurred relative to the acquisitions completed in the three months ended June 30, 2010 were incurred prior to the current quarter. We expect that such costs will increase in future periods as we increase our acquisition activity.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the three months ended June 30, 2010 was approximately $0.2 million compared to none for the three months ended June 30, 2009. The increase between 2009 and 2010 is due to investments acquired in the REIT I Merger Transaction and REIT II Merger Transaction and subsequent additional investments thereto.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Self Storage Rental Income

Rental income for the six months ended June 30, 2010, was approximately $11.2 million, as compared to rental income for the six months ended June 30, 2009 of approximately $1.4 million. The increase in rental income arises primarily from six months of rental income from 26 properties, and approximately four months of rental income for three facilities acquired during the three months ended March 31, 2010, and approximately two months of operations for another five properties acquired in the three months ended June 30, 2010 compared to 2009 when we owned only three properties for the entire period, three properties for approximately four months and two additional facilities for one month. We expect rental income to increase in future periods as we derive rental income for the entire quarter for properties acquired in 2010 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2010 were approximately $5.6 million, as compared to property operating expenses for the six months ended June 30, 2009 of approximately $0.8 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from six months of property operating expenses from 26 properties, and approximately four months of property operating expenses for three facilities acquired during the three months ended March 31, 2010, and approximately two months of operations for another five properties acquired in the three months ended June 30, 2010 compared to 2009 when we owned only three properties for the entire period, three properties for approximately four months and two additional facilities for one month. Additionally, during the six months ended June 30, 2010, we incurred approximately $0.1 million of snow removal costs at certain of our facilities located in the northeast due to severe weather conditions. For the six months ended June 30, 2010 and 2009, of total operating expenses approximately $1.1 million and $0.2 million, respectively, were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 were approximately $1.6 million, compared to approximately $0.9 million for the six months ended June 30, 2009. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. The increase in general and administrative expenses relates to approximately $0.2 million of legal expenses incurred over a dispute with a third party property manager, approximately $0.1 million of transition costs incurred to change transfer agents, approximately $0.1 million of increased proxy solicitation costs and the balance relates to increases in certain of the previously mentioned costs which have increased commensurate with our growth. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2010 were approximately $5.9 million compared to approximately $0.8 million for the six months ended June 30, 2009. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to us owning 34 properties at June 30, 2010 as compared to eight properties as of June 30, 2009. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense for the six months ended June 30, 2010 was approximately $2.6 million compared to approximately $0.3 million for the six months ended June 30, 2009 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions of our self storage facilities and on the promissory notes related to the properties acquired in the REIT I Merger Transaction and the REIT II Merger Transaction. Interest expense also includes the amortization of debt discounts. The increase between 2009 and 2010 is due to increased debt levels, primarily resulting from the REIT I Merger Transaction and REIT II Merger Transaction. We expect interest expense to increase in future periods if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Property Acquisition Expenses

Property acquisition expenses for the six months ended June 30, 2010 were approximately $1.9 million compared to approximately $1.5 million for the six months ended June 30, 2009. The increase between 2009 and 2010 is due to increased acquisition activity during the six months ended June 30, 2010. We expect that such costs will increase in future periods as we increase our acquisition activity.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the six months ended June 30, 2010 was approximately $0.4 million compared to none for the six months ended June 30, 2009. The increase between 2009 and 2010 is due to investments acquired in the REIT I Merger Transaction and REIT II Merger Transaction and subsequent additional investments thereto.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss attributable to Strategic Storage Trust, Inc.	$(2,577,728)	$(1,841,945)	$(5,740,662)	$(3,113,425)
Add:
Depreciation	1,207,945	196,735	2,213,070	347,226
Amortization of intangible assets	1,960,976	273,986	3,677,969	470,838
Deduct:
Adjustment for noncontrolling interest – consolidated entity (1)	(188,839)	—	(375,558)	—

FFO	402,354	(1,371,224)	(225,181)	(2,295,361)
Other Adjustments:
Acquisition expenses (2)	834,688	1,037,176	1,940,424	1,545,381
Deferred financing amortization expense	57,222	17,555	106,166	98,667
Amortization of fair value debt discount	64,982	14,316	114,739	23,731

Modified FFO	$1,359,246	$(302,177)	$1,936,148	$(627,582)

(1)	Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $52,824 and $136,015, respectively, for the three months ended June 30, 2010 and $105,313 and $270,245, respectively, for the six months ended June 30, 2010.
(2)	In accordance with GAAP, as of January 1, 2009, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. These costs have been and will continue to be funded with cash proceeds from our Primary Offering.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009	Change
Net cash flow provided by (used in):
Operating activities	$821,058	$(1,186,619)	$2,007,677
Investing activities	(45,527,218)	(15,023,382)	(30,503,836)
Financing activities	35,935,259	28,553,129	7,382,130

Cash flows provided by (used in) operating activities for the six months ended June 30, 2010 and 2009 were approximately $0.8 million and ($1.2) million, respectively, a decrease in the use of cash of approximately $2.0 million, primarily as a result of an improvement to net loss, as adjusted for noncash items in the current year.

Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 were approximately $45.5 million and $15.0 million, respectively, an increase in the use of cash of $30.5 million. The increase compared to the prior period primarily relates to the increased amount spent on acquisitions in the current year as compared with the prior year.

Cash flows provided by financing activities for the six months ended June 30, 2010 and 2009 were approximately $35.9 million and $28.6 million, respectively, an increase of $7.4 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from our ongoing public offering of shares of our common stock.

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

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Distributions paid in cash	$2,003,364	$1,696,367	$1,305,798	$560,745	$369,308
Distributions reinvested	1,463,181	1,234,525	929,160	445,046	269,636

Total distributions	$3,466,545	$2,930,892	$2,234,958	$1,005,791	$638,944

Source of distributions
Cash flows provided by (used in) operations	$940,956	$(119,898)	$(786,675)	$(772,937)	$(796,952)
Proceeds from issuance of common stock	2,525,589	3,050,790	3,021,633	1,778,728	1,435,896

Total sources	$3,466,545	$2,930,892	$2,234,958	$1,005,791	$638,944

Cash flows provided by (used in) operations for the three months ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009 include approximately $0.8 million, $1.1 million, $0.6 million, $1.2 million and $1.0 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Indebtedness

As of June 30, 2010, we had approximately $84.3 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.8 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of June 30, 2010 was approximately 5.9%. As of June 30, 2010, approximately $5.0 million of our total consolidated indebtedness was variable rate debt.

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

Subsequent Events

Acquisitions

On July 14, 2010, we acquired a self storage facility located in Davie, Florida, from an unaffiliated third party for a total purchase price of approximately $5.5 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $136,750 in connection with this acquisition.

Offering Status

As of August 6, 2010, in connection with our Offering we have issued approximately 16.8 million shares of our common stock for gross proceeds of approximately $167.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of June 30, 2010, our debt consisted of approximately $79.4 million in fixed rate debt and approximately $5.0 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which includes a note with an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes future annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of June 30, 2010:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$247,904	$575,723	$3,320,898	$901,334	$7,756,184	$66,570,643	$79,372,686	$77,551,913
Average interest rate	5.87%	5.87%	5.88%	5.89%	5.97%	6.08%
Variable rate debt	$26,717	$57,084	$4,882,484	$-	$-	$-	$4,966,285	$4,966,285
Average interest rate	6.50%	6.50%	6.50%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of June 30, 2010, we had issued approximately 15.9 million shares of common stock in our Offering, raising gross offering proceeds of approximately $157.9 million. From this amount, we paid approximately $3.0 million in acquisition fees to our Advisor, approximately $15.2 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $12.2 million was reallowed to third-party broker dealers), and approximately $3.1 million in organization and offering costs to our Advisor. With the net offering proceeds, we acquired (exclusive of the REIT I Merger Transaction, REIT II Merger Transaction and any debt financing) approximately $105.1 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	As noted in Notes 2 and 7 to the consolidated financial statements included in this report, and more fully described in our prospectus dated October 28, 2009, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of June 30, 2010, the maximum amount that may yet be redeemed under our publicly announced program is approximately $3.4 million. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended June 30, 2010, we redeemed shares as follows:

Month Ended	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
April 30, 2010	96,767	$9.63	96,767
May 31, 2010	—	—	—
June 30, 2010	—	—	—

	96,767		96,767

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: August 11, 2010	By:	/s/ Michael S. McClure
Michael S. McClure Chief Financial Officer and Treasurer