Form 10-K
period 2010-12-31
Strategic Storage Trust, Inc.
filed 2011-03-31
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $219,150,000 assuming a market value of $10 per share, as of June 30, 2010.

As of March 25, 2011, there were 29,056,340 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2010, including shares sold through our distribution reinvestment plan, we had sold approximately 20.9 million shares of our common stock for gross offering proceeds of approximately $207.7 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time.

As of December 31, 2010, we wholly-owned 45 self storage facilities located in 15 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 31,640 units and approximately 3.9 million rentable square feet. Of the 45 properties we wholly-owned as of December 31, 2010, 19 were acquired during 2010. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of December 31, 2010, we owned all of the general partnership units and 99.92% of the limited partnership units of our Operating Partnership and our advisor owned 0.08% of the limited partnership units.

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

Investment Objectives

Overview

We will invest a substantial amount of the net proceeds of the Offering in self storage facilities and related self storage real estate investments. In the event we raise the maximum offering from our Primary Offering, we anticipate that approximately 88.25% of our gross offering proceeds will be used to primarily make investments in self storage facilities and related self storage real estate investments and pay real estate-related acquisition fees and acquisition expenses, while the remaining 11.75% will be used to pay sales commissions, dealer manager fees and other offering expenses. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Exchange Listing and Other Liquidity Events

Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our follow-on offering:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what our stockholders paid for their shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees paid to our Advisor.

Our Self Storage Acquisition Strategy

We will focus on the acquisition, ownership, operation and development of self storage facilities and activities relating to this type of property. Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.22 billion rentable square feet at approximately 50,000 facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. See “The Self Storage Industry” for more details regarding the self storage industry in general. We believe the following factors will allow us to achieve market penetration, name recognition and national brand awareness and loyalty in the self storage industry, which will result in greater economies of scale:

•

the size and diversification of our self storage portfolio, which, as of December 31, 2010, consisted of 45 properties in 15 states and Canada with approximately 31,640 units and approximately 3.9 million square feet;

•

the management team of our Advisor and Property Manager which, in addition to our executive officers, includes regional and district property management professionals and on-site property management personnel; and

•

our self storage branding strategy whereby we intend to re-brand every self storage facility under the “SmartStopSM Self Storage” brand over the next several years and the roll-out of the new customer-friendly self storage website www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties.

We intend to focus on pursuing acquisitions of self storage facilities in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria. We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. However, future investments will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We may invest a portion of the net proceeds we raise in self storage facilities outside the United States. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of the Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential for both growth in value and for providing regular cash distributions to our stockholders.

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including but not limited to the following:

•	projected demand for self storage facilities in the area;

•	a property’s geographic location and type;

•	a property’s physical location in relation to population density, traffic counts and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	rental rates and occupancy levels for the property and competing properties in the area;

•	potential for rent increases;

•	demographics of the area;

•	operating expenses being incurred and expected to be incurred, including but not limited to property taxes and insurance costs;

•	potential capital improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	potential competitors for expanding the physical layout of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonably ascertainable risks such as environmental contamination.

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

Our Borrowing Strategy and Policies

As of December 31, 2010, our leverage was 39%. In light of the current debt and interest rate environment, we intend to use low leverage (less than 50%) to make our investments during the Offering. However, at certain times during the Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in the Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout the Offering.

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

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (approximately 75% of the cost of our assets, as defined) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

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

We will make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We will acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

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

Joint Venture Investments

As of December 31, 2010, we had entered into several joint venture arrangements (see Note 2 of the Notes to the Consolidated Financial Statements contained in this report). In the future we may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions.

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

On September 24, 2009, we closed on two mergers with REIT I and REIT II, two private real estate investments trusts sponsored by our Sponsor (“Merger Transactions”). In connection with the Merger Transactions we acquired minority interests in several DSTs affiliated with our Sponsor. In 2010, we increased our investment in two such DSTs. (See Notes 2 and 3 of the Notes to the Consolidated Financial Statements contained in this report). We may in the future invest in other similar programs or increase our ownership position in a DST in which we already have an ownership interest, but will only do so if our board of directors, including a majority of our independent directors, determines that our participation or increase in ownership is in the best interest of our stockholders. In the event that our board of directors determines that it is in our best interest to so participate, we may co-invest in the property or DST.

We may co-invest in a property or DST only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approves of the transaction as being fair, competitive and commercially reasonable to us. We anticipate that in the event we purchase a tenant-in-common or DST interest from a Strategic Capital Exchange Entity, generally we will purchase the interest at the Strategic Capital Exchange Entity’s cost (before offering expenses and fees). However, if the price to us is in excess of the cost paid by our affiliate for the asset, a majority of our directors not otherwise interested in the transaction, including a majority of our independent directors, must determine that substantial justification for such excess exists and that such excess is reasonable. In no event shall the cost of such asset to us exceed the greater of the Strategic Capital Exchange Entity’s cost or the current appraised value for the property or DST interest as determined by an independent appraiser. Although the Strategic Capital Exchange Entity will charge fees and expenses to tenant-in-common participants and/or will sell the tenant-in-common or DST interests at a price above the price it paid for the property, we will not pay any fees or expenses to the Strategic Capital Exchange Entity. We intend however, to pay our Advisor the acquisition fees and reimburse our Advisor for its expenses to the same extent as with other types of property acquisitions.

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

Construction and Development Activities

As of December 31, 2010, we had not undertaken any construction or development activities; however, subsequent to December 31, 2010 we acquired an industrial building in Canada, which we intend to convert into a self storage facility and have subsequently initiated development thereon. From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use “taxable REIT subsidiaries” or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.

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

Disposition Policies

As of December 31, 2010, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Limitations in our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). So long as our shares are not listed on a national securities exchange, the NASAA REIT Guidelines apply to us, and we will not:

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

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.

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

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgages

As of December 31, 2010, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

On September 24, 2009, we completed the Merger Transactions. (See Note 3 of the Notes to the Consolidated Financial Statements contained in this report). In connection with the Merger Transactions,

we acquired minority interests in several DSTs affiliated with our Sponsor. In May and November of 2010 we increased our ownership from 3.05% to 19.75% in Self Storage I DST, a DST sponsored by our Sponsor. Subsequent to December 31, 2010 we acquired the remaining interests, such that we owned 100% of the interests as of February 2011.

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

Investment Company Act and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

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

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to an Investment in Strategic Storage Trust, Inc.

We have a limited operating history and limited established financing sources, and we cannot assure our stockholders that we will be successful in the marketplace.

We were incorporated in August 2007 and commenced active business operations on May 22, 2008. As of December 31, 2010, we owned 45 properties in 15 states and Canada. Our stockholders should consider our prospects in light of the risks uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.

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

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause stockholders to lose a portion of their investment.

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

We have incurred operating losses to date, have an accumulated deficit and our operations may not be profitable in 2011.

We incurred a net loss of approximately $1.5 million for fiscal year ended December 31, 2008, our initial year of operations, a net loss of approximately $7.3 million for the fiscal year ended December 31, 2009, and a net loss of approximately $12.8 million for fiscal year ended December 31, 2010. Our accumulated deficits were $1.5 million, $8.8 million and $21.6 million as of December 31, 2008, 2009 and 2010, respectively. Given that we are still early in our fundraising and acquisition stage of development, our operations may not be profitable in 2011.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2010, we owned 45 properties in 15 states and Canada. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

To date, we have paid a majority of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2010, we had received aggregate gross offering proceeds of approximately $207.7 million from the sale of approximately 20.9 million shares in our Offering. For the years ended December 31, 2008 and 2009, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2010, we funded 6.5% of our distributions using cash flow from operations and 93.5% using proceeds from our Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of stockholders’ investment. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, and Robert Cerrone, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of stockholders’ investment may decline.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager to effectively manage our properties.

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

We may loan a portion of the proceeds of the Offering to fund the development or purchase of self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of stockholders’ investment.

We will use the net proceeds of the Offering primarily to purchase self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the underlying properties, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the Advisory agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates, for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

If we merge with our Advisor, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur additional costs associated with being self-administered.

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. One method by which we could internalize these functions would be to merge with our Advisor and issue shares to the Advisor as merger consideration. A merger with our Advisor could result in dilution of stockholders’ interests as a stockholder and could reduce earnings per share and funds from operation per share. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor. Our Advisor and its affiliates are actively involved in 14 other real estate programs (six of which invest in or own self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our stockholders and the value of stockholders’ investment.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

On September 24, 2009, we completed the Merger Transactions. In May and November of 2010 we increased our ownership from 3.05% to 19.75% in Self Storage I DST, a DST sponsored by our Sponsor. Subsequent to December 31, 2010 we acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. For the Merger Transactions, we obtained a fairness opinion from Robert A. Stanger & Co.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors approved the Merger Transactions and the acquisition of the remaining interests in Self Storage I DST discussed above and will approve all future transactions between us and our Advisor and its affiliates.

Our Advisor will face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our advisory agreement, our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties. Our Advisor will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s entitlement to receive fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which such sales would produce the level of return that would entitle our Advisor to compensation from the sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory agreement will require us to pay a performance-based fee to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the performance fee, termination of the Advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated Advisor.

At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, our Advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue. If there is a substantial difference in the amount of subordinated fees the Advisor may receive for each liquidity event, our Advisor may prefer a liquidity event with higher subordinated fees. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge with our Advisor in anticipation of the listing process. Such merger may result in substantial compensation to the Advisor which may create certain conflicts of interest.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other programs sponsored by our sponsor for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on stockholders’ investment.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (“Baker Donelson”) acts as legal counsel to us and also represents our sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

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

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

The investment return of our stockholders may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). Currently, our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower stockholders’ returns.

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

•

any amendment of our charter (including a change in our primary investment objectives), except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in stockholders’ ability to change our policies and operations.

Our board of directors may change any of our investment objectives, including our focus on self storage facilities.

Our board of directors may change any of our investment objectives, including our focus on self storage facilities. If our stockholders do not agree with a decision of our board to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, our stockholders should not expect to be able to own a significant percentage of our shares.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of the Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various commissions, fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We will face intense competition in every market in which we purchase self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage space in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

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

We will depend on our on-site personnel to maximize customer satisfaction at each of our facilities, and any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

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

With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated tenant occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we own and operate are leased directly to tenants who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters or events caused by fault of a tenant, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our customers are required to acquire their own insurance coverage on storage contents or assume all of the risk. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors our Advisor may consider relevant. Historically, our Sponsor has maintained coverage that includes comprehensive property and general liability coverage, including customer goods legal liability coverage, which covers damage to customer goods due to liability on our part. However, there is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we will require our tenants to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our tenants will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

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

We anticipate that many of the properties we acquire will have stabilized occupancy levels (generally at or above 80%). However, certain of the real properties we acquire may have a higher level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of tenants. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. In addition, because a property’s market value depends principally upon its occupancy rate, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce stockholders’ return.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as rental income from that property.

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

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

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

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in stockholders best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in stockholders best interests.

Rising expenses could reduce cash available for distribution.

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

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect cash available for distribution.

Adverse economic conditions will negatively affect our returns and profitability.

Recent geopolitical events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with reduced availability of debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past few years than in prior periods. The following market and economic challenges may adversely affect our operating results:

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect stockholders returns. Although we expect that we will invest primarily in properties that have operating histories or in which construction is complete, from time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

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

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of stockholders investment.

We cannot assure our stockholders that any environmental assessment that we obtain will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

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

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Additionally, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in the Offering. This could also result in us owning a less diversified portfolio of real estate.

Property taxes may increase, which will adversely affect our net operating income and cash available for distributions.

Each of our properties is subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of stockholders investment.

Although, technically, our board may approve unlimited levels of debt, our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (approximately 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of stockholders investment.

We have incurred, and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We have placed, and intend to continue to place, permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties as funds are being raised in the Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

We have incurred, and intend to continue to incur indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties have been and will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

For mortgage debt we have placed on our properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into typically contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor or our Property Manager. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

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

Continued disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets are currently experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Risks Associated with Co-Ownership of Real Estate

We may have increased exposure to liabilities from litigation as a result of our participation in a tenant-in-common program.

Strategic Capital Holdings, LLC, our sponsor and an affiliate of our Advisor, has developed tenant-in-common programs to facilitate the acquisition of real estate properties to be owned in co-tenancy arrangements with persons who are looking to invest proceeds from a sale of real estate to qualify for like-kind exchange treatment under Section 1031 of the Code. We may participate in the tenant-in-common program by either co-investing in the property with the exchange investors or purchasing a tenant-in common interest from an affiliate of our Advisor, generally at the cost of the property paid by such affiliate. Changes in tax laws may result in tenant-in-common programs no longer being available, which may adversely affect such programs or cause them not to achieve their intended value. Even though we will not sponsor these tenant-in-common programs, we may be named in or otherwise required to defend against any lawsuits brought by tenant-in-common participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service (IRS) conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. In such event, we may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by other tenant-in-common participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

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

We may enter into tenant-in-common, Delaware Statutory Trust (“DST”), or other co-ownership arrangements with respect to a portion of the properties we acquire. In connection with the Merger Transactions, we acquired minority interests in several DSTs affiliated with our Sponsor. In May and

November of 2010 we increased our ownership from 3.05% to 19.75% in Self Storage I DST, a DST sponsored by our Sponsor. Subsequent to December 31, 2010 we acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate, such as the following:

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

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions, as we would incur additional tax liabilities.

Baker Donelson, our legal counsel, has rendered its opinion that we have been organized in conformity with the requirements for qualification and taxation as a REIT pursuant to Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, and that our organization and method of operation will enable us to meet the qualifications and requirements for taxation as a REIT under the Code, based upon our representations as to the manner in which we are and will be owned and our investment in assets and manner of operation, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. Baker Donelson will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Baker Donelson’s legal judgment based on the law in effect as of the date of the opinion. Baker Donelson’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including the Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investors’ capital.

If any of our partnerships fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our operating partnership, as partnerships for federal income tax purposes. However, if the IRS were to successfully challenge the status of any of our partnerships as a partnership, it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on stockholders investment. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

Our stockholders may have tax liability on distributions our stockholders elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of investors’ capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay our stockholders’ tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of the operating partnership, or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Strategic Storage TRS, Inc. as a taxable REIT subsidiary, along with a Canadian taxable REIT subsidiary and two taxable REIT subsidiaries acquired in the Merger Transactions, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

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

The tax rate applicable to qualifying corporate distributions received by individuals prior to 2013 has been reduced to a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on our stockholders’ investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

ERISA Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in our shares.

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

As of December 31, 2010, we wholly-owned 45 self storage facilities located in 15 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 31,640 units and approximately 3.9 million rentable square feet. Of the 45 properties we wholly-owned as of December 31, 2010, 19 were acquired during 2010. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As of December 31, 2010, our self storage portfolio was comprised as follows:

State/Province	No. of Properties	Units	Sq. Ft. (net)
Alabama(1)	2	1,075	144,500
Arizona	4	1,970	242,850
California(1)	3	2,900	425,700
Florida	6	5,850	602,150
Georgia(1)	2	1,170	128,500
Illinois	4	2,475	370,400	(2)
Kentucky	5	2,800	401,000
Mississippi	1	600	66,600
Nevada	5	2,690	356,700
New Jersey	3	2,900	250,900
Ontario, Canada	1	1,060	110,000
Pennsylvania	2	1,290	155,200
South Carolina	1	460	65,200
Tennessee	1	800	100,400
Texas(1)	4	3,100	479,500
Virginia	1	500	49,900

Total	45	31,640	3,949,500

(1)

Does not include any property where we owned a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the Self Storage I DST properties, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

(2)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.

The map below shows the geographic location of our self storage portfolio as of December 31, 2010.

As of December 31, 2010, we wholly-owned the following 45 self storage facilities:

Property	Acquisition Date	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% Physical Occupancy(1)	% Climate Controlled(2)
Biloxi - MS	9/25/2008	1980/1984/1992	600	66,600	64.4%	12.2%
Gulf Breeze I - FL	9/25/2008	1978/1982/2004	700	80,000	85.6%	61.0%
Manassas - VA	12/19/2008	1996/2000	500	49,900	78.2%	51.0%
Walton - KY	2/12/2009	1991	430	72,000	87.8%	0.5%
Crescent Springs - KY	2/12/2009	1999/2003	350	57,200	87.1%	0.6%
Florence I - KY	2/12/2009	1996	520	81,800	93.9%	6.8%
Alpharetta - GA	6/1/2009	2003	670	76,500	75.5%	59.0%
Marietta - GA	6/1/2009	2006	500	52,000	80.0%	100.0%
Erlanger - KY	7/17/2009	1987	610	63,700	83.9%	2.3%
Florence II - KY	7/17/2009	1982/1995	890	126,300	77.4%	0.3%
Jersey City - NJ	8/21/2009	1985	1,090	91,500	70.5%	0.0%
Montgomery - AL	9/3/2009	1995/2004	600	94,600	73.8%	22.2%
Phoenix I - AZ	9/4/2009	1974	520	38,750	54.6%	83.2%
Seabrook - TX	9/24/2009	2001-2003	680	78,000	87.4%	51.6%
Greenville - SC	9/24/2009	1948/1995	460	65,200	89.7%	66.0%

Property	Acquisition Date	Year Built	Approx. Units	Approx. Sq. Ft. (net)		% Physical Occupancy(1)	% Climate Controlled(2)
Kemah - TX	9/24/2009	1985/2005/ 1999/ 2002	1,300	239,000		85.4%	19.4%
Tallahassee - FL	9/24/2009	1979-1987	1,550	203,700		69.0%	2.9%
Memphis - TN	9/24/2009	1987/1994	800	100,400		80.8%	0.0%
Houston - TX	9/24/2009	1984/2005	480	73,300		78.3%	38.6%
Las Vegas I - NV	9/24/2009	2006	520	66,000		70.0%	78.5%
Las Vegas II - NV	9/24/2009	1998	190	21,100		74.4%	33.2%
Pearland - TX	9/24/2009	2004/2005	640	89,200		87.0%	60.6%
Daphne - AL	9/24/2009	2000	475	49,900		56.7%	100.0%
Lake Forest - CA	9/24/2009	2003	1,300	251,700		85.0%	0.0%
Pittsburgh - PA	12/11/2009	1990	470	55,200		73.5%	15.2%
West Mifflin - PA	12/11/2009	1983	820	100,000		66.2%	20.2%
Fort Lee - NJ	2/24/2010	2000	990	98,000		86.2%	100.0%
Weston - FL	2/24/2010	2005	650	52,000		94.4%	100.0%
Gulf Breeze II - FL	3/10/2010	2004/2005	290	39,750		45.5%	72.9%
Mesa - AZ	4/9/2010	2002	570	75,600		75.2%	27.4%
Oakland Park - FL	4/16/2010	1987	1,620	104,000		86.0%	95.8%
Phoenix II - AZ	5/6/2010	1974	440	73,000		67.9%	0.0%
Tempe - AZ	5/6/2010	1973	440	55,500		73.6%	0.0%
Riverdale - NJ	5/14/2010	2007	820	61,400		49.9%	100.0%
Davie - FL	7/14/2010	1988	1,040	122,700		68.7%	100.0%
Chicago - 95th St. - IL	10/22/2010	2002	690	72,000		80.3%	20.3%
Chicago - Western Ave. - IL	10/22/2010	2004	590	59,000		64.7%	3.4%
Chicago - Ogden Ave. - IL	10/26/2010	2002	750	194,400	(3)	62.8%	3.0%
Las Vegas III - NV	10/29/2010	2005	700	94,000		65.4%	69.0%
Chicago - Roosevelt Rd. - IL	11/16/2010	2004	445	45,000		90.0%	8.0%
Dufferin - Toronto - Ontario, Canada	11/23/2010	1965/2008	1,060	110,000		57.8%	96.7%
La Cienega - LA - CA	12/16/2010	2004	770	87,000		82.2%	25.0%
Long Beach - CA	12/16/2010	1999	830	87,000		88.7%	80.0%
Las Vegas IV - NV	12/21/2010	1996	540	81,600		83.7%	95.2%
Las Vegas VI - NV	12/29/2010	2006	740	94,000		68.2%	65.2%

Total			31,640	3,949,500		76.3%	38.2%

(1)	Represents occupied square feet divided by total rentable square feet as of December 31, 2010.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2010.
(3)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space.

The above physical occupancy includes acquisitions of lease-up properties, defined as properties that as of the acquisition date had physical occupancy of less than 60%; excluding those properties, the physical occupancy for the portfolio was 78.1% as of December 31, 2010.

As of December 31, 2010, we owned a minority interest in the following investments:

Property	% Owned	Acquisition Date(1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	Physical Occupancy (%)(2)	% Climate- Controlled(3)
WP Baltimore Self Storage - MD	11.5%	9/24/2009	2004	500	70,900	84.4%	0.0%
San Francisco Self Storage DST - CA	12.26%	9/24/2009 and 1/07/2010	1909/ 2000	1,100	77,900	76.7%	0.0%
Hawthorne Property (4) - CA	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a
Self Storage I DST (5) – GA, NC, and TX	19.753%	9/24/2009 through 11/30/10	1996-2004	5,440	726,000	80.2%	8.4%
Southwest Colonial, DST TX	0.28%	9/24/2009	1981-2007	2,850	369,600	81.0%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997-2005	1,600	152,900	80.9%	100.0%

Total / Average				11,490	1,753,300	83.9%	14.7%

(1)	Represents the date we acquired the interest in such investment.
(2)	Represents occupied square feet divided by total rentable square feet as of December 31, 2010.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2010.
(4)

Not a self storage facility. We have a 12% direct investment in Westport LAX, the entity owning the property, and an indirect interest in Westport LAX through a preferred equity investment in USA Hawthorne, LLC, which has a direct investment in Westport LAX.

(5)	In February 2011, we acquired all of the remaining interests in Self Storage I DST.

For the year ended December 31, 2010, the average monthly rent per occupied square foot for the 45 self storage facilities we wholly-owned was $0.83. The weighted average capitalization rate at acquisition for these 45 self storage facilities we owned as of December 31, 2010 was approximately 7.74%. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to the Advisor. This calculation includes several properties in their lease-up period. Upon stabilization of these properties, we expect the weighted average capitalization rate to increase.

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

Market Information

As of March 25, 2011, we had approximately 29.1 million shares of common stock outstanding, including approximately 1.06 million shares issued pursuant to our distribution reinvestment plan, held by a total of approximately 8,700 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2008 and 2009 all of our distributions constituted non-taxable returns of capital, which were paid from our Offering. For 2010, we paid a total of approximately $14.6 million in distributions, of which approximately $12.7 million constituted a non-taxable return of capital. In addition, $6.2 million of distributions in 2010 were re-invested pursuant to our distribution reinvestment plan.

The following table shows the distributions we have declared and paid through December 31, 2010:

Quarter	Total Distributions Declared and Paid (1)	Distributions Declared per Common Share		Annualized Percentage Return
2nd Quarter 2008	$2,249	$.070	(2)	7.00%
3rd Quarter 2008	$78,260	$.175		7.00%
4th Quarter 2008	$225,356	$.175		7.00%
1st Quarter 2009	$379,674	$.175		7.00%
2nd Quarter 2009	$638,944	$.175		7.00%
3rd Quarter 2009	$1,005,791	$.175		7.00%
4th Quarter 2009	$2,234,958	$.175		7.00%
1st Quarter 2010	$2,930,892	$.175		7.00%
2nd Quarter 2010	$3,466,545	$.175		7.00%
3rd Quarter 2010	$3,927,846	$.175		7.00%
4th Quarter 2010	$4,286,896	$.175		7.00%
1st Quarter 2011	n/a	$.175		7.00%

(1)

Declared distributions are paid monthly in arrears. All declared amounts were paid as of December 31, 2010, except for distributions related to shares owned during December 2010, which were paid on January 18, 2011.

(2)	We commenced paying distributions to our stockholders on June 16, 2008 for the period from May 22, 2008 through May 31, 2008. May 22, 2008 is the date we satisfied the minimum offering requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2010, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	–	–	2,655,806
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	–	–	2,655,806

Use of Proceeds from Registered Securities

We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2010, we had issued approximately 20.9 million shares of common stock in our Offering, raising gross offering proceeds of approximately $207.7 million. From this amount, we paid $4.9 million in acquisition fees to our Advisor, approximately $19.8 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $15.8 million was reallowed to third party broker dealers), and approximately $3.4 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $179 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Notes 2 and 7 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus dated October 28, 2009, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of December 31, 2010, the maximum amount that may yet be redeemed under our publicly announced program is approximately $4.3 million. As of December 31, 2010, there were approximately 203,000 shares that were requested to be redeemed but could not be as we had reached our annual maximum redemption amount under our share redemption program. The aforementioned shares not redeemed, as well as any additional qualifying requests received in the first quarter of 2011, will be treated as requests for redemption in the first quarter of 2011. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the year ended December 31, 2010, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans	Average Price Paid per Share	Cumulative Number of Shares Redeemed as Part of Publicly Announced Plans
March 31, 2010	18,232	$9.24	30,148
June 30, 2010	96,767	$9.63	126,915
September 30, 2010	138,713	$9.52	265,628
December 31, 2010	128,122	$9.64	393,750

(1)	We redeem shares on a quarterly basis, therefore, no shares were redeemed in other months not listed on this table.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from August 14, 2007 through December 31, 2007
Operating Data
Total revenues	$26,161,182	$7,875,143	$365,651	$—
Loss from continuing operations	(13,247,015)	(7,404,519)	(1,595,043)	—
Net loss attributable to Strategic Storage Trust, Inc.	(12,790,815)	(7,302,896)	(1,504,293)	—
Loss from continuing operations per common share-basic and diluted	(0.59)	(1.00)	(2.50)	—
Dividends declared per common share (annualized)	0.70	0.70	0.70	—
Balance Sheet Data
Real estate facilities	$274,568,200	$155,058,360	$15,166,724	$—
Total assets	307,361,213	203,701,303	19,819,983	201,000
Total debt	119,811,948	78,256,583	4,000,000	—
Total liabilities	126,805,993	82,997,383	5,532,519	—
Stockholders’ equity	176,224,923	119,068,866	14,287,464	201,000
Other Data
Net cash provided by (used in) operating activities	$944,256	$(2,595,891)	$(1,106,248)	$—
Net cash used in investing activities	(124,477,551)	(44,300,463)	(16,311,595)	—
Net cash provided by financing activities	106,192,928	68,060,180	19,831,475	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 17, 2008, the SEC declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2010, in connection with our Offering, we had issued approximately 20.9 million shares of our common stock for gross proceeds of approximately $207.7 million. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with the Merger Transactions (See Note 3 of the Notes to the Consolidated Financial Statements accompanying this report).

In addition to sponsoring our Offering, our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our Advisor and our Property Manager.

On September 25, 2008, we acquired our first two self storage facilities. On September 24, 2009, through the Merger Transactions, we acquired 11 of our wholly-owned facilities and all of the preferred equity and/or minority interests (see See Note 2 of the Notes to the Consolidated Financial Statements accompanying this report). As of December 31, 2010, we wholly-owned 45 self storage facilities located in 15 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 31,640 units and approximately 3.9 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

Results of Operations

Overview

As of December 31, 2010, we wholly-owned 45 self storage facilities located in 15 states and Canada comprising approximately 31,640 units and approximately 3.9 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 therein. As of December 31, 2009, we wholly-owned 26 self storage facilities located in 14 states comprising approximately 17,665 units and approximately 2.34 million rentable square feet. We also held interests in the aforementioned 19 additional self storage facilities. Additionally, as of both December 31, 2010 and 2009, we had an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As of December 31, 2010, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Climate Controlled %(4)	Revenue % (5)
Alabama (1)	2	1,075	144,500		3.7%	67.9%	49.1%	2.1%
Arizona	4	1,970	242,850		6.1%	69.4%	21.8%	4.0%
California (1)	3	2,900	425,700		10.8%	85.2%	21.5%	15.0%
Florida	6	5,850	602,150		15.2%	74.7%	59.5%	17.4%
Georgia (1)	2	1,170	128,500		3.3%	77.3%	75.6%	3.8%
Illinois	4	2,475	370,400	(2)	9.4%	69.8%	7.0%	8.3%
Kentucky	5	2,800	401,000		10.2%	85.0%	2.0%	8.2%
Mississippi	1	600	66,600		1.7%	64.4%	12.2%	1.0%
Nevada	5	2,690	356,700		9.0%	71.7%	73.6%	6.3%
New Jersey	3	2,900	250,900		6.4%	71.6%	63.5%	12.0%
Ontario, Canada	1	1,060	110,000		2.8%	57.8%	96.7%	3.2%
Pennsylvania	2	1,290	155,200		3.9%	68.8%	18.4%	3.1%
South Carolina	1	460	65,200		1.7%	89.7%	66.0%	1.6%
Tennessee	1	800	100,400		2.5%	80.8%	0.0%	1.7%
Texas (1)	4	3,100	479,500		12.1%	84.9%	35.2%	10.7%
Virginia	1	500	49,900		1.2%	78.2%	51.0%	1.6%

Total	45	31,640	3,949,500		100%	76.3%	38.2%	100%

(1)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the Self Storage I DST properties, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

(2)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.

(3)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of December 31, 2010.

(4)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2010 for each state.

(5)	Represents rental income (excludes ancillary income) for the month of December 2010 for all facilities we wholly-owned in a state divided by our total rental income for the month of December 2010.

A summary of the wholly-owned facilities that we have acquired in the years ended December 31, 2008, 2009 and 2010 is as follows:

Our Facilities by Year Acquired-Average Physical Occupancy

Year Acquired	Number of Facilities	Current Rentable Square Feet	Average Physical Occupancy % (1)
			For the Year Ended December 31,

			2008	2009	2010
2008	3	196,500	81%	84%	85%
2009	23	2,147,050	N/A	81%	79%
2010	19	1,605,950	N/A	N/A	75%

All Facilities Owned as of December 31, 2010	45	3,949,500	81%	82%	79%

(1)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

Our Facilities by Year Acquired – Annual Rent Per Occupied Square Foot

Year Acquired	Number of Facilities	Current Rentable Square Feet	Annual Rent Per Occupied Square Foot (1)
			For the Year Ended December 31,

			2008	2009	2010
2008	3	196,500	$0.87	$0.82	$0.83
2009	23	2,147,050	N/A	$0.72	$0.74
2010	19	1,605,950	N/A	N/A	$1.22

All Facilities Owned as of December 31, 2010	45	3,949,500	$0.87	$0.75	$0.83

(1)	Determined by dividing the aggregate rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the calculation in their first full month of operations. Rental revenue includes rental income, but excludes ancillary income.

Our Facilities by Year Acquired – Rental Income

Year Acquired	Number of Facilities	Current Rentable Square Feet	Rental Income by Year of Acquisition (1)
			For the Year Ended December 31,

			2008	2009	2010
2008	3	196,500	$363,006	$1,694,939	$1,702,807
2009	23	2,147,050	N/A	$5,563,439	$15,811,047
2010	19	1,605,950	N/A	N/A	$6,468,368

All Facilities Owned as of December 31, 2010	45	3,949,500	$363,006	$7,258,378	$23,982,222

(1)	The rental income attributable to our consolidated joint venture is excluded from the above table.

A comparison of rental income, occupancy and the number of wholly-owned self storage facilities that were owned for the entire respective period in both 2010 and 2009 is as follows:

	2010 Rental Income	2009 Rental Income	Increase %	2010 Physical Occupancy (1)	2009 Physical Occupancy (1)	No. Of Facilities(2)
Quarter Ended
March 31	$435,225	$427,057	1.9%	76.5%	76.9%	3
June 30	777,086	716,015	8.5%	85.8%	82.6%	6
September 30	1,152,662	1,074,622	7.3%	82.8%	80.5%	8
December 31	4,254,815	4,235,234	0.5%	79.4%	79.3%	24

	$6,619,788	$6,452,928	2.6%

(1)	Represents occupied square feet divided by total rentable square feet as of the end of the respective period.

(2)	Number of facilities is as of the end of the period shown.

As of December 31, 2010, 2009 and 2008, we owned 45, 26 and 3 self storage facilities, respectively. The comparability of our results of operations is significantly affected by acquisition activity in 2010, 2009 and 2008 as listed below.

•	In 2010, we acquired 19 self storage facilities for consideration of approximately $126 million.

•	In 2009, we acquired 23 self storage facilities for consideration of approximately $136 million.

•	In 2008, we acquired 3 self storage facilities for consideration of approximately $16 million.

Of the 45 properties we owned as of December 31, 2010, we owned them for an average of approximately 9 months. Of the 26 properties we owned as of December 31, 2009, we owned them for an average of approximately 6 months. Given this significant growth through acquisitions in both of the years ended December 31, 2010 and 2009, we believe there is little basis for comparison between the years.

Operating Results for the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Self Storage Rental Income

Rental income for the year ended December 31, 2010 was approximately $25.6 million , as compared to rental income for the year ended December 31, 2009 of approximately $7.7 million. The increase in rental income arises primarily from the acquisition of 19 properties during 2010 and a full year of rental income from the 23 properties acquired in 2009. We expect rental income to increase in future periods as we derive rental income for the entire year for properties acquired during 2010 and as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2010 were approximately $12.8 million as compared to property operating expenses for the year ended December 31, 2009 of approximately $4.0 million. Of these amounts, approximately $2.7 million and approximately $0.9 million, respectively, were paid to affiliates. The increase in property operating expenses arises primarily from the acquisition of 19 properties during 2010 and a full year of property operating expenses from the 23 properties acquired in 2009. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. We expect property operating expenses to increase in future periods as such expenses are incurred for the entire year for properties acquired during 2010 and as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were approximately $2.8 million as compared to general and administrative expenses for the year ended December 31, 2009 of approximately $1.9 million. Such expenses consist primarily of legal and accounting expenses, directors’ and officers’ insurance expense, marketing expenses, transfer agent costs, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The increase in general and administrative expenses arises primarily from increased payroll, legal, accounting, marketing, transfer agent costs and professional expenses incurred to support our additional operations. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2010 were approximately $13.1 million, as compared to depreciation and amortization expenses for the year ended December 31, 2009 of approximately $4.3 million. The increase in depreciation and amortization expenses arises primarily from the acquisition of 19 properties during 2010 and a full year of such expenses on the 2009 acquisitions. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions, including the Merger Transactions. We expect depreciation and amortization expenses to increase in future periods as such expenses are incurred for the entire year for properties acquired during 2010 and as we acquire additional self storage facilities.

Interest Expense

Interest expense for the year ended December 31, 2010 was approximately $6.0, as compared to interest expense of $1.9 million for the year ended December 31, 2009. The increase in interest expense is due to a full year of interest expense on the debt assumed in the Merger Transactions, interest expense related to debt on two of the 2010 acquisitions and interest expense incurred as a result of additional debt financing provided by two financing transactions. We expect interest expense to increase in future periods as interest expense is incurred for the entire year for debt obligations entered into during 2010 and as we acquire additional self storage facilities subject to debt obligations.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2010 were approximately $5.2 million, as compared to approximately $3.3 million for the year ended December 31, 2009. The increase in property acquisition expenses arises primarily from the acquisition of 19 properties during 2010. For the year ended December 31, 2009, we incurred approximately $1.2 million of non-recurring costs related to the Merger Transactions. Under GAAP, beginning January 1, 2009, such acquisition costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired. We expect property acquisition expenses to increase in future periods as we acquire additional self storage facilities.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the year ended December 31, 2010 was approximately $0.9 million compared to approximately $0.2 million for the year ended December 31, 2009. The increase between 2010 and 2009 is primarily due to a fully year of ownership in 2010 compared to approximately one quarter in 2009.

Operating Results for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our operating results for the year ended December 31, 2008 include results for partial year periods for three self storage facilities that we owned as of December 31, 2008, while our operating results for the year ended December 31, 2009 include full year periods for those three self storage facilities plus partial year periods for 23 other wholly-owned self storage facilities, interests in 19 additional self storage facilities and our interest in the net leased industrial property; therefore, we believe there is little basis for comparison between the years ended December 31, 2009 and 2008.

Self Storage Rental Income

Rental income for the year ended December 31, 2009 was approximately $7.7 million, as compared to rental income for the year ended December 31, 2008 of approximately $0.4 million. The increase in rental income arises primarily from the acquisition of 23 properties during 2009, which we owned for an average of 4.1 months, compared to the three properties we owned during 2008 for an average of 2.3 months.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2009 were approximately $4.0 million, as compared to property operating expenses for the year ended December 31, 2008 of approximately $0.2 million. Of these amounts, approximately $0.9 million and $0.1 million, respectively, were paid to affiliates. The increase in property operating expenses arises primarily from the acquisition of 23 properties during 2009, which we owned for an average of 4.1 months, compared to the three properties we owned during 2008 for an average of 2.3 months. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were approximately $1.9 million, as compared to general and administrative expenses for the year ended December 31, 2008 of approximately $1.2 million. Such expenses consist primarily of legal and accounting expenses, directors’ and officers’ insurance expense, marketing expenses, transfer agent costs, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The increase in general and administrative expenses arises primarily from increased payroll, legal, accounting and professional expenses incurred to support our additional operations.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2009 were approximately $4.3 million, as compared to depreciation and amortization expenses for the year ended December 31, 2008 of approximately $0.3 million. The increase in depreciation and amortization expenses arises primarily from the acquisition of 23 properties during 2009. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions, including the Merger Transactions.

Interest Expense

Interest expense for the year ended December 31, 2009 was approximately $1.9 million, as compared to interest expense of $0.1 million for the year ended December 31, 2008. The increase in interest expense arises from the increase in the number of our properties subject to debt obligations, primarily as a result of debt assumed in the Merger Transactions.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2009 were approximately $3.3 million, as compared to none for the year ended December 31, 2008. Of these expenses for the year ended December 31, 2009, approximately $2.2 million relates to acquisition related transaction costs incurred in connection with both closed and potential acquisitions. The increase in property acquisition expenses arises primarily from the acquisition of 23 properties during 2009. For the year ended December 31, 2009, we incurred approximately $1.2 million of non-recurring costs related to the Merger Transactions. Under GAAP, beginning January 1, 2009, such acquisition costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated life of the assets acquired.

Other Financing Costs

Other financing costs were none for the year ended December 31, 2009, as compared to approximately $0.1 for the year ended December 31, 2008, which represents costs incurred in seeking financing for the acquisition of two self storage facilities, which closed on September 25, 2008, which financing was ultimately not obtained.

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

Our calculation of FFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss attributable to Strategic Storage Trust, Inc.	$(12,790,815)	$(7,302,896)	$(1,504,293)
Add:
Depreciation	4,943,856	1,643,642	89,516
Amortization of intangible assets	8,143,379	2,601,212	148,735
Deduct:
Adjustment for noncontrolling interest – consolidated entity (1)	(737,227)	(195,379)	—

FFO	$(440,807)	$(3,253,421)	$(1,266,042)

(1)

Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $210,648 and $526,579, respectively, for the year ended December 31, 2010 and $58,027 and $137,352, respectively, for the year ended December 31, 2009.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended
	December 31, 2010	December 31, 2009	Change
Net cash flow provided by (used in):
Operating activities	$944,256	$(2,595,891)	$3,540,147
Investing activities	(124,477,551)	(44,300,463)	(80,177,088)
Financing activities	106,192,928	68,060,180	38,132,748

Cash flows provided by operating activities for the year ended December 31, 2010 were approximately $0.9 million and for the year ended December 31, 2009 cash used by operating activities was approximately $2.6 million, a decrease in the use of cash year to year of approximately $3.5 million. The decreased use of cash compared to the prior period primarily relates to an improvement in the net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the years ended December 31, 2010 and 2009 were approximately $124.5 million and $44.3 million, respectively, an increase in the use of cash of approximately $80.2 million. The increase compared to the prior period primarily relates to the acquisition of additional self storage facilities purchased with cash in 2010.

Cash flows provided by financing activities for the years ended December 31, 2010 and 2009 were approximately $106.2 million and $68.1 million, respectively, an increase in the cash provided of approximately $38.1 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from debt financings and proceeds from our Offering, net of increase in both distributions and redemptions.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of the Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings

Our distributions paid over the last four quarters and the sources of such distributions are detailed below.

	Three Months Ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
Distributions paid in cash	$2,463,666		$2,266,448		$2,003,364		$1,696,367
Distributions reinvested	1,823,230		1,661,398		1,463,181		1,234,525

Total distributions	$4,286,896		$3,927,846		$3,466,545		$2,930,892

Source of distributions
Cash flows provided by (used in) operations	$(1,263,697)	(29.5%)	$1,386,895	35.3%	$940,956	27.1%	($119,898)	(4.1	%)(1)
Proceeds from issuance of common stock	3,727,363	86.9%	879,553	22.4%	1,062,408	30.7%	1,816,265	62.0%
Distributions reinvested	1,823,230	42.5%	1,661,398	42.3%	1,463,181	42.2%	1,234,525	42.1%

Total sources	$4,286,896	100.0%	$3,927,846	100.0%	$3,466,545	100.0%	$2,930,892	100.0%

(1)

Percentages listed in the table above were calculated by dividing the total sources of distributions by the source indicated. Where negative percentages exist, we used, rather than generated, cash flows from operations. At these times, the percentage of cash flows provided by operations used as a source of distributions appears as a negative number.

Cash flows provided by (used in) operations for the three months ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 include approximately $2.8 million, $0.5 million, $0.8 million and $1.1 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

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

Indebtedness

As of December 31, 2010, we had approximately $121.5 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.7 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of December 31, 2010 was approximately 5.9%. As of December 31, 2010, approximately $4.9 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years

Mortgage interest (1)	$38,900,500	$6,766,951	$12,551,084	$11,402,095	$8,180,370
Mortgage principal	121,540,216	6,084,313	10,084,382	12,684,429	92,687,092

Total contractual obligations	$160,440,716	$12,851,264	$22,635,466	$24,086,524	$100,867,462

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect.

Off-Balance Sheet Arrangements

Except as disclosed in the Note 2 of the Notes to the Consolidated Financial Statements accompanying this report, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements accompanying this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of December 31, 2010, our debt consisted of approximately $116.6 million in fixed rate debt and approximately $4.9 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio, which includes a note with an interest rate floor, could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of December 31, 2010:

	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$6,027,242	$3,797,487	$1,404,411	$8,287,214	$4,397,215	$92,687,092	$116,600,661	$117,993,000
Average interest	5.92%	5.83%	5.75%	5.81%	6.11%	6.11%
Variable rate debt	$57,071	$4,882,484	$—	$—	$—	$—	$4,939,555	$4,939,555
Average interest	6.50%	6.50%

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument or foreign currency hedges to mitigate our risk to foreign currency exposure. We will not enter into derivative or interest rate transactions for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth below beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2010 and 2009.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2010, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption provided by the SEC that permits non-accelerated filers to provide only management’s report in their annual reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2011 Proxy Statement. Only those sections of the 2011 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 31, 2011.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2011
H. Michael Schwartz

/s/ Michael S. McClure	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2011
Michael S. McClure

/s/ Harold “Skip” Perry	Independent Director	March 31, 2011
Harold “Skip” Perry

/s/ Timothy S. Morris	Independent Director	March 31, 2011
Timothy S. Morris

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. Strategic Storage Trust’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ REZNICK GROUP, P.C.

Baltimore, Maryland
March 31, 2011

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$6,438,091	$23,778,458
Real estate facilities:
Land	89,547,785	53,116,165
Buildings	166,256,905	89,798,903
Site improvements	18,763,510	12,143,292

	274,568,200	155,058,360
Accumulated depreciation	(6,677,014)	(1,733,158)

	267,891,186	153,325,202
Construction in process	540,966	—

Real estate facilities, net ($17,186,388 and $17,419,600 related to VIEs)	268,432,152	153,325,202
Deferred financing costs, net of accumulated amortization	2,326,519	991,916
Intangible assets, net of accumulated amortization	14,153,572	13,717,520
Restricted cash	1,921,058	1,847,847
Investments in unconsolidated joint ventures	11,528,669	8,896,642
Other assets	2,561,152	1,143,718

Total assets	$307,361,213	$203,701,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes ($10,161,523 and $10,115,853 related to VIEs)	$119,811,948	$78,256,583
Accounts payable and accrued liabilities	4,690,570	3,155,174
Due to affiliates	746,108	610,110
Distributions payable	1,557,367	975,516

Total liabilities	126,805,993	82,997,383

Commitments and contingencies (Note 7)

Redeemable common stock	4,330,297	1,635,054

Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 26,658,061 and 16,638,556 shares issued and outstanding at December 31, 2010 and 2009, respectively	26,659	16,639
Additional paid-in capital	211,685,569	125,714,066
Distributions	(20,734,778)	(5,540,748)
Accumulated deficit	(21,598,004)	(8,807,189)
Accumulated other comprehensive income	124,412	—

Total Strategic Storage Trust, Inc. stockholders’ equity	169,503,858	111,382,768

Noncontrolling interest in operating partnership	39,598	63,533
Other noncontrolling interests	6,681,467	7,622,565

Total noncontrolling interests	6,721,065	7,686,098

Total stockholders’ equity	176,224,923	119,068,866

Total liabilities and stockholders’ equity	$307,361,213	$203,701,303

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues:
Self storage rental income	$25,576,080	$7,706,662	$363,006
Ancillary operating income	585,102	168,481	2,645

Total revenues	26,161,182	7,875,143	365,651

Operating expenses:
Property operating expenses	10,114,722	3,123,018	119,540
Property operating expenses – affiliates	2,667,357	857,864	54,485
General and administrative	2,837,481	1,882,260	1,247,654
Depreciation	5,002,442	1,690,189	111,256
Intangible amortization expense	8,143,379	2,601,212	148,735

Total operating expenses	28,765,381	10,154,543	1,681,670

Operating loss	(2,604,199)	(2,279,400)	(1,316,019)
Other income (expense):
Interest expense	(5,957,460)	(1,877,750)	(141,555)
Deferred financing amortization expense	(314,637)	(165,121)	(88,427)
Property acquisition expenses – affiliates	(3,206,832)	(1,564,792)	—
Other property acquisition expenses	(2,036,772)	(1,765,090)	—
Equity in earnings of real estate ventures	867,178	240,956	—
Interest income	26,174	5,217	27,126
Other financing costs	—	—	(48,490)
Other	(20,467)	1,461	(27,678)

Net loss	(13,247,015)	(7,404,519)	(1,595,043)
Less: Net loss attributable to the noncontrolling interest in our operating partnership	9,935	23,186	90,750
Net loss attributable to other noncontrolling interests	446,265	78,437	—

Net loss attributable to Strategic Storage Trust, Inc.	$(12,790,815)	$(7,302,896)	$(1,504,293)

Net loss per share – basic	$(0.59)	$(1.00)	$(2.50)
Net loss per share – diluted	$(0.59)	$(1.00)	$(2.50)

Weighted average shares outstanding – basic	21,706,053	7,272,042	601,403
Weighted average shares outstanding – diluted	21,706,053	7,272,042	601,403

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2010, 2009 and 2008

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance as of December 31, 2007	100	$1	$999	$—	$—	$—	$200,000	$201,000
Gross proceeds from issuance of common stock	2,068,042	2,068	20,664,901	—	—	—	—	20,666,969
Offering costs	—	—	(4,675,728)	—	—	—	—	(4,675,728)
Distributions ($0.70 per share annualized)	—	—	—	(419,171)	—	—	—	(419,171)
Distributions for noncontrolling interests	—	—	—	—	—	—	(8,530)	(8,530)
Issuance of shares for distribution reinvestment plan	12,417	12	117,955	—	—	—	—	117,967
Net loss	—	—	—	—	(1,504,293)	—	(90,750)	(1,595,043)

Balance as of December 31, 2008	2,080,559	2,081	16,108,127	(419,171)	(1,504,293)	—	100,720	14,287,464
Gross proceeds from issuance of common stock	8,188,873	8,188	81,717,624	—	—	—	—	81,725,812
Offering costs	—	—	(9,488,920)	—	—	—	—	(9,488,920)
Additions to redeemable common stock	—	—	(1,803,450)	—	—	—	—	(1,803,450)
Redemptions of common stock	(11,916)	(12)	(114,283)	—	—	—	—	(114,295)
Issuance of restricted stock	1,250	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(5,121,577)	—	—	—	(5,121,577)
Distributions for noncontrolling interests	—	—	—	—	—	—	(138,999)	(138,999)
Issuance of shares for distribution reinvestment plan	189,451	189	1,799,596	—	—	—	—	1,799,785
Shares issued in mergers with private REITs	6,190,339	6,190	37,468,810	—	—	—	—	37,475,000
Noncontrolling interest acquired in mergers with private REITs	—	—	—	—	—	—	7,826,000	7,826,000
Stock based compensation expense	—	—	26,562	—	—	—	—	26,562
Net loss	—	—	—	—	(7,302,896)	—	(101,623)	(7,404,519)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance as of December 31, 2009	16,638,556	16,639	125,714,066	(5,540,748)	(8,807,189)	—	7,686,098	119,068,866
Gross proceeds from issuance of common stock	9,748,692	9,749	97,232,099	—	—	—	—	97,241,848
Offering costs	—	—	(11,282,720)	—	—	—	—	(11,282,720)
Additions to redeemable common stock	—	—	(2,526,838)	—	—	—	—	(2,526,838)
Redemptions of common stock	(381,834)	(382)	(3,655,114)	—	—	—	—	(3,655,496)
Issuance of restricted stock	1,875	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(15,194,030)	—	—	—	(15,194,030)
Distributions for noncontrolling interests	—	—	—	—	—	—	(324,582)	(324,582)
Issuance of shares for distribution reinvestment plan	650,772	651	6,181,683	—	—	—	—	6,182,334
Reduction of noncontrolling interests through additional investment	—	—	—	—	—	—	(184,251)	(184,251)
Stock based compensation expense	—	—	22,393	—	—	—	—	22,393
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(456,200)	(456,200)
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(12,790,815)	—	—	(12,790,815)
Foreign currency translation adjustment	—	—	—	—	—	124,412	—	124,412

Total comprehensive loss	—	—	—	—	—	—	—	(12,666,403)

Balance as of December 31, 2010	26,658,061	$26,659	$211,685,569	$(20,734,778)	$(21,598,004)	$124,412	$6,721,065	$176,224,923

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(13,247,015)	$(7,404,519)	$(1,595,043)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	13,460,458	4,456,522	348,417
Noncash interest expense	288,684	98,506	—
Expense related to issuance of restricted stock	22,396	26,565	—
Equity in income of unconsolidated joint ventures	(726,958)	(208,212)	—
Distributions from unconsolidated joint ventures	448,623	201,353	—
Foreign currency exchange gain	(106,427)	—	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(73,211)	272,886	—
Other assets	(478,356)	(104,807)	(125,290)
Accounts payable and other accrued liabilities	1,703,801	158,115	247,199
Due to affiliates	(347,739)	(92,300)	18,469

Net cash provided by (used in) operating activities	944,256	(2,595,891)	(1,106,248)

Cash flows from investing activities:
Purchase of real estate	(118,405,477)	(44,847,171)	(16,043,813)
Cash acquired in mergers with private REITs	—	712,692	—
Additional investment in unconsolidated joint ventures	(2,353,692)	—	—
Additional investment in noncontrolling interest	(184,251)	—	—
Additions to construction in process	(540,966)	—	—
Additions to real estate facilities	(1,923,964)	(165,984)	—
Deposits on acquisition of real estate facilities	(1,069,201)	—	(267,782)

Net cash flows used in investing activities	(124,477,551)	(44,300,463)	(16,311,595)

Cash flows from financing activities:
Payments on secured promissory notes	(3,895,927)	(5,184,737)	—
Proceeds from issuance of secured promissory notes	37,585,000	4,975,000	4,000,000
Deferred financing costs	(1,649,241)	(1,079,663)	(165,800)
Gross proceeds from issuance of common stock	97,241,848	81,725,812	20,666,969
Redemptions of common stock	(3,655,496)	(114,295)	—
Offering costs	(11,282,720)	(9,488,920)	(4,675,728)
Escrow receivable	120,154	508,710	(809,214)
Due to affiliates	483,737	(509,159)	1,011,676
Distributions paid	(8,429,845)	(2,633,569)	(187,898)
Distributions paid to noncontrolling interests	(324,582)	(138,999)	(8,530)

Net cash flows provided by financing activities	106,192,928	68,060,180	19,831,475

Increase (decrease) in cash and cash equivalents	(17,340,367)	21,163,826	2,413,632
Cash and cash equivalents, beginning of period	23,778,458	2,614,632	201,000

Cash and cash equivalents, end of period	$6,438,091	$23,778,458	$2,614,632

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$5,494,139	$1,350,752	$141,555
Distributions payable	$1,557,367	$975,516	$113,306
Issuance of shares pursuant to distribution reinvestment plan	$6,182,334	$1,799,785	$117,967
Purchase of furniture and equipment	$—	$—	$141,869
Seller notes payable issued in connection with purchase of real estate	$4,800,000	$4,500,000	$—
Assumption of notes payable issued in connection with purchase of real estate	$3,199,696	$2,986,555	$—
Foreign currency translation adjustment – Real estate facilities, net	$220,547	$—	$—
Investing activities related to Merger Transactions and acquisitions of real estate:
Real estate investments	$—	$(99,917,829)	$—
Intangible assets	$—	$(10,818,000)	$—
Investments in unconsolidated entities	$—	$(8,889,783)	$—
Other assets	$—	$(2,333,227)	$—
Other liabilities	$—	$2,795,006	$—
Debt assumed	$—	$74,575,525	$—
Noncontrolling interests	$—	$7,826,000	$—
Common stock issued	$—	$37,475,000	$—

Cash acquired in Merger Transactions	$—	$712,692	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of December 31, 2010, in connection with our Offering, we had issued approximately 20.9 million shares of our common stock for gross proceeds of approximately $207.7 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor (See Note 3).

Our dealer manager, U.S. Select Securities LLC, a Virginia limited liability company (our “Dealer Manager”) is an affiliate of our Sponsor. Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. We are the sole general partner of our Operating Partnership, and as of December 31, 2010 our Advisor was the only limited partner of our Operating Partnership. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities and as of December 31, 2010 we owned 45 self storage facilities. On September 24, 2009, through mergers with two private real estate investment trusts sponsored by our Sponsor, we acquired 11 of our wholly-owned facilities and certain preferred equity and/or minority interests described below. As of December 31, 2010, we wholly-owned 45 self storage facilities located in 15 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 31,640 units and approximately 3.9 million rentable square feet. We also had interests in 19 additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Effective September 15, 2009, the ASC was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of financial statements. The Company’s accounting policies are consistent with the guidance set forth by both ASC and the SEC.

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

Consolidation Considerations for Our Investments in Joint Ventures

Recently amended accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2010 and 2009, we had entered into contracts/interests that are deemed to be variable interests in VIEs, those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of December 31, 2010 and 2009, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of December 31, 2010, the consolidated joint venture had net real estate assets of approximately $17.2 million and net intangible assets of approximately $0.5 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured promissory notes and approximately $6.7 million of noncontrolling interest related to this entity. The lenders of the secured promissory notes have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $8.6 million (including approximately $3.1 million related to provisional purchase accounting) and approximately $14.7 million in intangible assets to recognize the value of in-place leases related to our acquisitions in 2010 and 2009, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2010 and 2009 we expensed approximately $5.2 million and $3.3 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2010, 2009 and 2008, no impairment losses have been recognized.

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

December 31, 2010

Investments representing passive preferred equity and/or minority interests (less than 20%) are accounted for under the cost method. Under the cost method, our investments in real estate ventures are carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures, all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Four of those investments were passive or limited partner interests in self storage facilities, (three of which properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about the DSTs significant activities) and are therefore accounted for under the cost method; our aggregate investment therein is approximately $3.5 million. Individually our ownership interest in those investments ranges from .28% to 19.8%; the carrying value of the investments ranged from approximately $27,000 to $2,800,000 and our risk of loss is limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.6 million. The preferred equity interest has a redemption date in November 2011, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.9 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of December 31, 2010, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $26.5 million.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

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

December 31, 2010

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	25 to 40 years
Site Improvements	7 to 15 years

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2010 and, 2009, accumulated amortization of in-place lease intangibles totaled approximately $10.9 million and $2.8 million, respectively.

The total estimated amortization expense of intangible assets for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is approximately $10 million, $3.5 million, $0.5 million, $50,000 and $50,000, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2010 and 2009, accumulated amortization of deferred financing costs totaled approximately $402,000 and $88,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Advisor. As of December 31, 2010, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

During the years ended December 31, 2010 and 2009 we redeemed 381,834 shares for approximately $3.7 million and 11,916 shares for approximately $0.1 million, respectively. As of

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

December 31, 2010, there were approximately 203,000 shares that were requested to be redeemed but could not be as we had reached our annual maximum redemption amount under our share redemption program. Pursuant to the share redemption program, when qualifying requests exceed the then remaining amount available to be redeemed all such pending requests are redeemed on a pro rata basis. The aforementioned shares not redeemed, as well any additional qualifying requests received in the first quarter of 2011, will be treated as requests for redemption in the first quarter of 2011.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). In the year ending December 31, 2010 there was a net gain recorded of approximately $106,000. There was no such activity in 2009 or 2008.

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

December 31, 2010

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and common stock issued related to acquisitions we made during 2010 and 2009. The fair values of these assets, liabilities and common stock were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at December 31, 2010. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2010
	Fair Value	Carrying Value
Fixed Rate Secured Promissory Notes	$117,993,000	$114,872,393

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have concluded that there are no significant uncertain tax positions requiring recognition or disclosure in our consolidated financial statements.

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the years ended December 31, 2010, 2009 and 2008, 6,875, 6,250 and 0 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

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

December 31, 2010

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

In connection with the REIT I Merger Transaction, our Advisor was reimbursed $250,000 for its actual costs associated with the transaction.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following summarizes the final purchase price accounting for assets and liabilities assumed in the Merger Transactions:

Description
Cash and cash equivalents	$712,692
Real estate facilities	92,440,000
Intangible assets	10,818,000
Investments in unconsolidated joint ventures	8,889,783
Other assets	2,333,227
Other liabilities	(2,795,006)
Secured promissory notes	(67,097,696)
Noncontrolling interest	(7,826,000)

Total allocated purchase price to net assets acquired	$37,475,000

Note 4. Acquisitions of Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2010 and 2009:

Real estate facilities
Balance at December 31, 2008	$15,166,724
Facility acquisitions	47,285,652
Mergers	92,440,000
Improvements and additions	165,984

Balance at December 31, 2009	155,058,360
Facility acquisitions	117,365,329
Impact of foreign exchange rate changes	220,547
Improvements and additions	1,923,964

Balance at December 31, 2010	$274,568,200

Accumulated depreciation
Balance at December 31, 2008	$(89,516)
Depreciation expense	(1,643,642)

Balance at December 31, 2009	(1,733,158)
Depreciation expense	(4,943,856)

Balance at December 31, 2010	$(6,677,014)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

2010 and 2009 Acquisitions

The following table summarizes the purchase price allocation for our acquisitions, excluding the Merger Transactions for the years ended December 31, 2010 and 2009:

Property	Acquisition Date	Real Estate Assets	Intangibles	Other Assets	Total	Debt Assumed or Issued (1)	Revenue (2)	Operating Income (2) (3)
Walton – Walton, KY	2/12/2009	$3,284,959	$366,410	$3,305	$3,654,674	$1,707,412	$344,229	$181,082
Crescent Springs – Crescent Springs, KY	2/12/2009	1,917,801	208,667	1,398	2,127,866	763,074	275,551	134,814
Florence – Florence, KY	2/12/2009	3,531,629	375,811	2,309	3,909,749	1,821,803	450,458	272,250
Alpharetta – Alpharetta, GA	6/1/2009	4,812,736	560,000	5,670	5,378,406	—	368,436	192,593
Marietta – Marietta, GA	6/1/2009	3,765,806	450,000	5,788	4,221,594	—	367,779	194,064
Erlanger – Erlanger, KY	7/17/2009	3,029,059	392,575	3,783	3,425,417	—	228,811	122,778
Florence II – Florence, KY	7/17/2009	5,748,225	522,938	3,420	6,274,583	—	365,413	211,328
Jersey City – Jersey City, NJ	8/21/2009	10,625,000	974,681	25,319	11,625,000	—	558,186	312,722
Montgomery – Montgomery, AL	9/3/2009	3,587,773	209,713	2,514	3,800,000	2,977,829	138,159	83,924
Phoenix – Phoenix, AZ	9/4/2009	1,940,000	59,106	894	2,000,000	—	56,551	2,116
Pittsburgh – Pittsburgh, PA	12/11/2009	2,059,214	303,668	—	2,362,882	—	24,441	6,351
West Mifflin – West Mifflin, PA	12/11/2009	2,983,450	353,668	—	3,337,118	—	36,359	9,362

2009 Total		$47,285,652	$4,777,237	$54,400	$52,117,289	$7,270,118	$3,214,373	$1,723,384

Fort Lee – Fort Lee, NJ	2/24/2010	$15,630,000	$1,120,000	$—	$16,750,000	$—	$1,763,474	$1,158,408
Weston – Weston, FL	2/24/2010	5,830,000	470,000	—	6,300,000	—	778,423	469,898
Gulf Breeze II – Gulf Breeze, FL	3/10/2010	1,165,000	60,000	—	1,225,000	—	142,187	46,390
Mesa – Mesa, AZ	4/9/2010	3,233,728	320,000	39,827	3,593,555	3,118,251	381,055	188,781
Oakland Park – Oakland Park, FL	4/16/2010	13,260,000	1,090,000	—	14,350,000	—	1,294,139	829,414
Tempe – Tempe, AZ	5/6/2010	1,640,000	160,000	—	1,800,000	—	220,080	108,384
Phoenix II – Phoenix, AZ	5/6/2010	1,535,000	165,000	—	1,700,000	—	225,020	126,373
Riverdale – Riverdale, NJ	5/14/2010	5,844,357	190,000	—	6,034,357	4,459,357	413,951	156,385
Davie – Davie, FL	7/14/2010	4,880,000	590,000	—	5,470,000	—	505,737	286,138
Chicago – 95th St. – Chicago, IL	10/22/2010	5,830,000	470,000	—	6,300,000	—	189,474	109,157
Chicago – Western Ave. – Chicago, IL	10/22/2010	1,300,000	100,000	—	1,400,000	—	96,040	36,488
Chicago – Ogden Ave. – Chicago, IL	10/26/2010	3,470,000	530,000	—	4,000,000	—	175,883	66,269
Las Vegas III – Las Vegas, NV	10/29/2010	4,115,000	160,000	—	4,275,000	—	73,974	30,307

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Property	Acquisition Date	Real Estate Assets	Intangibles	Other Assets	Total	Debt Assumed or Issued (1)	Revenue (2)	Operating Income (2) (3)
Chicago – Roosevelt Rd. – Chicago, IL	11/16/2010	1,710,000	90,000	—	1,800,000	—	69,920	26,253
Dufferin – Toronto – Ontario, Canada	11/23/2010	13,697,244	452,756	—	14,150,000	—	116,121	50,660
La Cienega – LA – Los Angeles, CA	12/16/2010	12,250,000	850,000	—	13,100,000	—	57,553	28,621
Long Beach – Long Beach, CA	12/16/2010	11,850,000	1,050,000	—	12,900,000	—	65,180	36,471
Las Vegas IV – Las Vegas, NV	12/21/2010	6,305,000	570,000	—	6,875,000	—	21,403	8,800
Las Vegas VI – Las Vegas, NV	12/29/2010	3,820,000	180,000	—	4,000,000	—	2,658	(5,054)

2010 Total		$117,365,329	$8,617,756	$39,827	$126,022,912	$7,577,608	$6,592,272	$3,758,143

(1)	- See Note 5 for specific terms of the Company’s debt.
(2)	- The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date. The revenue and operating income in the table above represents such metrics from the respective acquisition date through the end of the respective fiscal year.
(3)	- Operating income excludes asset management fees, interest expense, depreciation and amortization expense.

All of the above transactions were acquired from unaffiliated third parties.

Total acquisition fees paid to our Advisor for the above acquisitions for the years ending December 31, 2010 and 2009 were approximately $3,161,000 and $1,308,000, respectively.

During the quarter ended December 31, 2010, the Company finalized the purchase price accounting for the 2010 acquisitions purchased through November 16, 2010, and made revisions to preliminary estimates including real estate facilities and intangible assets as further evaluations were completed and additional information was received from third parties subsequent to the acquisition dates. The purchase price accounting for the remaining 2010 acquisitions will be finalized within the measurement period as further evaluations are completed and additional information obtained.

For the 2010 acquisitions where the purchase price accounting was finalized, the following table summarizes the preliminary purchase price allocations and the adjustments required upon finalization of the purchase price accounting to the assets acquired and liabilities assumed at the respective acquisition dates:

	Preliminary	Measurement Period Adjustments	Final
Real estate facilities	$67,537,357	$1,905,728	$69,443,085
Intangible assets	7,542,000	(2,027,000)	5,515,000
Other assets	—	39,827	39,827
Secured promissory notes	(7,659,053)	81,445	(7,577,608)

Total allocated purchase price to net assets acquired	$67,420,304	$—	$67,420,304

In accordance with accounting guidance, the quarterly information disclosed in Note 10 has been revised to reflect the finalization of purchase price accounting retroactive to the date of acquisition.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

For acquisitions where the purchase price accounting was finalized in 2010 the weighted-average amortization period of the intangibles as of the date of acquisition was 21 months. The weighted-average amortization period of the intangibles acquired in 2009, excluding the properties acquired in the Merger Transactions, as of the acquisition date was 28 months.

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying value as of:		Stated Interest Rate		Maturity Date
Encumbered Property	December 31, 2010	December 31, 2009
Crescent Springs	$800,000	$800,000	5.00%		2/11/2014
Florence, Walton	3,700,000	3,700,000	5.00%		2/11/2014
Biloxi, Gulf Breeze	4,939,555	4,975,000	6.50	%(1)	4/1/2012
Montgomery	2,905,005	2,967,038	6.42%		7/1/2016
Seabrook	4,648,475	4,709,307	5.73%		1/1/2016
Greenville	2,329,399	2,359,937	5.65%		3/1/2016
Kemah	9,086,648	9,191,016	6.20%		6/1/2016
Memphis	2,572,089	2,604,000	5.67%		12/1/2016
Tallahassee	7,650,000	7,650,000	6.16%		8/1/2016
Houston	2,087,590	2,119,313	5.67%		2/1/2017
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%		12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,844,445	1,982,622	5.47%		8/1/2020
Mesa	3,161,123	—	5.38%		4/1/2015
Riverdale	4,800,000	—	4.00%		5/14/2014
Prudential Portfolio Loan(2)	32,475,887	—	5.42	%(3)	9/5/2019
Long Beach	5,000,000	—	10.00	%(4)	1/31/2011
Loans maturing after 12/31/09	—	3,255,000
Net fair value adjustment	(1,728,268)	(1,596,650)

Total mortgage loans and notes payable	$119,811,948	$78,256,583

(1)

The interest rate on this debt resets monthly, based on three-month LIBOR plus 450 basis points (4.5%) and has a floor of 6.50%. The rate in effect as of December 31, 2010 was 6.50%. In January 2011, this loan was paid in full.

(2)

This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie, Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.

(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43% and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	On December 20, 2010, we encumbered the Long Beach property with a loan for a total principal amount of $5.0 million. In January 2011, this loan was paid in full.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

As of December 31, 2010 and 2009, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $192.5 million and $127.4 million, respectively.

On August 25, 2010, through certain property-owning special purpose entities, we entered into a loan agreement and various promissory notes in connection with eleven individual loans obtained from The Prudential Insurance Company of America (collectively, the “Prudential Portfolio Loan”) for a total principal amount of approximately $32.6 million. The proceeds from the Prudential Portfolio Loan were used to make future acquisitions of self storage facilities. Each of the individual loans comprising the Prudential Portfolio Loan has a term of nine years and matures on September 5, 2019. Ten of the loans bear a fixed interest rate of 5.43% per annum, and the remaining loan bears a fixed interest rate of 5.31% per annum, all on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis, and we may prepay all or any portion of the Prudential Portfolio Loan upon 30 days’ written notice, subject to a prepayment premium.

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

The following table presents the future principal payment requirements on outstanding secured promissory notes at December 31, 2010:

2011	$6,084,313
2012	8,679,971
2013	1,404,411
2014	8,287,214
2015	4,397,215
2016 and thereafter	92,687,092

Total payments	121,540,216
Unamortized fair value adjustment	(1,728,268)

Total	$119,811,948

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of our fixed rate debt as of December 31, 2010 was approximately 5.92%.

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

December 31, 2010

by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010		Year Ended December 31, 2009	Year Ended December 31, 2008
Expensed
Reimbursement of operating expenses	$850,691		$761,117	$1,206,272
Asset management fees	1,400,962		474,010	32,067
Property management fees	1,266,395		383,854	22,418
Acquisition fees and acquisition expenses	3,206,832		1,564,792	—
Capitalized
Acquisition fees	69,016	(1)	—	419,700
Prepaid expenses and other assets	—		—	184,282
Additional Paid-in Capital
Selling commissions	6,681,016		5,699,761	1,443,133
Dealer management fee	2,863,292		2,442,755	618,486
Reimbursements of offering costs	435,712		328,917	2,614,110

Total	$16,773,916		$11,655,206	$6,540,468

(1)	Acquisition fees paid to our Advisor in connection with the additional investments in unconsolidated joint ventures.

As of December 31, 2010 and 2009, we had amounts due to affiliates totaling $746,108 and $610,110, respectively.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Advisory Agreement

We do not expect to have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. As of December 31, 2010, we do not believe that total organizational and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value, as defined, of our assets. The monthly asset management fees for our properties acquired through our September 24, 2009 mergers are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio. The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended December 31, 2010, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2010

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

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2010, we have sold 852,640 shares through our distribution reinvestment plan.

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

December 31, 2010

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

Las Vegas III and VI Properties

We purchased these properties through judicial foreclosure proceedings. We have been advised by local counsel that, although the court ordered that the original property owners (the “borrowers”) would have no right of redemption, pursuant to Nevada law, the borrowers may still have the right to elect to redeem the properties during a one-year period following the date the properties were sold at foreclosure. Should either borrower elect to redeem their properties within one year following the foreclosure sale, we may be obligated to return the property to the borrower, provided certain other conditions are met, including repayment of our purchase price. Although the borrowers may have a right to redeem, we believe that it is highly unlikely that this will occur.

La Cienega – LA Property Conditional Use Permit

Our use of the La Cienega - LA property as a self storage facility is subject to a Conditional Use Permit granted by the Los Angeles County Department of Regional Planning which must be renewed six months prior to the current termination date in 2012. We and the seller of the La Cienega - LA property have entered into agreements whereby it is the seller’s responsibility to apply for and obtain approval of the permit renewal. If the renewal application is not approved, we may force the seller to repurchase the property from us on certain terms and conditions. As part of the permit renewal process and right to purchase, the seller has put $500,000 into an escrow account, which amounts may be withdrawn subject to certain conditions.

Note 8. Declaration of Distributions

On December 16, 2010, our board of directors declared a distribution rate for the first quarter of 2011 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2011 and continuing on each day thereafter through and including March 31, 2011.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 9. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2010 and 2009 as if the Company’s acquisitions discussed in Notes 3 and 4 were completed as of January 1, 2010 and 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2010 and 2009 based on the assumptions described above:

	Year Ended
	December 31, 2010	December 31, 2009
Pro forma revenue	$36,211,885	$35,228,744
Pro forma operating expenses	$39,013,528	$39,135,310
Pro forma net loss attributable to the Company	$(14,840,795)	$(18,958,466)
Pro forma net loss per common share, basic and diluted	$(0.55)	$(0.75)
Weighted average number of common shares outstanding, basic and diluted	27,056,820	25,445,932

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2010 and 2009, respectively:

	Three months ended
	(1) March 31, 2010	(1) June 30, 2010	(1) September 30, 2010	(1) December 31, 2010
Total revenues	$5,150,232	$6,312,933	$6,937,875	$7,760,142
Total operating expenses	$6,159,498	$6,979,505	$7,390,800	$8,235,578
Net loss	$(3,275,180)	$(2,708,719)	$(2,310,354)	$(4,952,762)
Net loss attributable to the Company	$(3,167,991)	$(2,589,556)	$(2,199,012)	$(4,834,256)
Net loss per share-basic and diluted	$(0.18)	$(0.13)	$(0.10)	$(0.19)

(1)	– As discussed in Note 4, the Company completed its purchase price accounting for certain current year acquisitions in the fourth quarter of 2010. Accounting guidance requires the Company to revise previously reported financial information as if the purchase price accounting had been completed as of the acquisition date. Such revisions to operating expenses, related to increased depreciation and amortization expense, resulted in additional expenses of $5,057, $9,314 and $36,674 for the quarters ended March 31, June 30, and September 30, 2010, respectively. Net income was further revised, as interest expense was increased by $2,514 and $3,837 for the quarters ended June 30 and September 30, 2010, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$582,436	$822,520	$1,755,600	$4,714,587
Total operating expenses	$1,117,333	$1,462,534	$2,305,635	$5,269,041
Net loss	$(1,281,051)	$(2,822,790)	$(2,368,402)	$(932,276)
Net loss attributable to the Company	$(1,271,480)	$(1,841,945)	$(1,993,751)	$(2,195,720)
Net loss per share-basic and diluted	$(0.49)	$(0.43)	$(0.29)	$(0.14)

Note 11. Subsequent Events

Acquisitions

USA Self Storage I, DST

On February 1, 2011, we through an indirect wholly-owned subsidiary, closed on the purchase of an additional 73.824% in beneficial interests (the “Interests”) in USA Self Storage I, DST (the “DST”), a Delaware Statutory Trust sponsored by our Sponsor, from 36 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases was contingent upon any of the others. The agreed upon purchase price of the properties relating to the Interests acquired was approximately $27.7 million ($37.55 million total purchase price multiplied by 73.824%), consisting of $10.2 million in cash and the ratable portion of approximately $17.5 million of three separate bank loans held by the three property owning subtrusts (the “Subtrusts”) of the DST (the “Bank of America Loans”).

The acquisition brought our ownership of the DST to 93.577%, including 19.753% in Interests that were acquired previously in unrelated transactions. We closed on the purchase of the remaining 6.423% in Interests on February 15, 2011, with the majority of the consideration being provided in the form of approximately 70,000 limited partnership units in our Operating Partnership. We paid our Advisor approximately $377,000 in acquisition fees in connection with these acquisitions.

The DST, through the Subtrusts, owns ten self storage facilities located in Georgia, North Carolina and Texas with an aggregate of approximately 5,440 units and 726,000 rentable square feet.

The three Subtrusts lease their respective properties to master tenants (the “Tenants”) on a triple-net basis pursuant to master leases (the “Leases”) that have terms of ten years and expire on November 1, 2015. The Tenants are owned by affiliates of the Sponsor. Under the Leases, the Tenants pay a stated monthly rent equivalent to the monthly debt service payment under the Bank of America Loans, which is paid directly to the lender on behalf of the Subtrusts, a monthly stated rent equivalent to an investor return of 7.0% per annum, and may pay certain annual bonus rent per the terms of the Leases, both of which stated rent and bonus rent are remitted to the Subtrusts. As an Interest holder, we are entitled to our pro rata share of the total rent less the debt service under the Bank of America Loans. The Tenants are entitled to retain any cash flow in excess of these rent payments. Upon acquiring 100% of the Interests, we initiated the process to seek lender approval to terminate the Leases. In any event, we and our Sponsor have agreed to assign 100% of the economic benefits and obligations from these properties to us in exchange for indemnification by us for any potential liability incurred subsequent to the assignment by the Sponsor in connection with the Leases.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The properties owned by the Subtrusts are subject to the three Bank of America Loans, which had an aggregate principal balance of approximately $23.8 million as of February 1, 2011. The Bank of America Loans bear a fixed interest rate of 5.18%, had original terms of ten years and mature on November 1, 2015. The Bank of America Loans required monthly interest-only payments during the first three years of their terms and now require monthly principal-and-interest payments based on a 30-year amortization period. Each of the Bank of America Loans is secured only by the DST properties owned by the respective Subtrust that obtained such loan.

Mississauga

On March 11, 2011, we acquired a self storage facility located in Mississauga, Ontario - Canada, from an unaffiliated third party for a total purchase price of approximately $5.6 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of approximately $140,000 in connection with this acquisition. The Mississauga property is a conversion project that, when completed, will be an approximately 800-unit self storage facility that sits on approximately 4.8 acres and will contain approximately 101,000 rentable square feet of self storage space. Construction is expected to be completed in the third or fourth quarter of 2011.

El Paso I

On March 17, 2011, we acquired a self storage facility located in El Paso, Texas from an unaffiliated third party for a total purchase price of approximately $1.25 million, plus closing costs and acquisition fees. We paid cash for the entire purchase price and paid our Advisor an acquisition fee of $31,250 in connection with this acquisition. The acquisition of the El Paso I property is subject to an “earn out” provision that could increase the acquisition price up to an additional $450,000. The El Paso I property was built in 2010, and as a result of recent renovations, has approximately 40,800 rentable square feet, consisting of approximately 290 units of self storage space, including 25 RV spaces.

Las Vegas VII and Las Vegas VIII

On March 25, 2011, we, through a wholly-owned subsidiary of our Operating Partnership, closed on the acquisition of 99.34% in ownership interests (the “LLC Interests”) in AMS IV Las Vegas Investments, LLC, which owns a self storage facility located in Las Vegas, Nevada (“Las Vegas VII”) and a self storage facility located in Henderson, Nevada (“Las Vegas VIII”). In exchange for the LLC Interests, we caused our Operating Partnership to issue approximately 114,000 Class D limited partnership units (“Class D Units”), paid approximately $30,000 in cash and paid off the existing debt encumbering the properties of approximately $9.73 million, plus closing costs and acquisition fees. The sellers of the LLC Interests were unaffiliated third parties. We paid our Advisor an acquisition fee of $275,000 in connection with this acquisition.

On the date of the acquisition, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established the Class D Units. The Class D Units have all of the rights, powers, duties and preferences of the Operating Partnership’s other limited partnership units, except that the Class D Units are subject to an annual distribution limit that sets the amount of annual cash distributions paid with respect to the Class D Units initially at zero percent (0%).

The Las Vegas VII property was built in 1996 and has approximately 58,400 rentable square feet, consisting of approximately 720 units of self storage space, including 150 RV spaces. The Las Vegas VII property is located on approximately 5.2 acres.

The Las Vegas VIII property was built in 1997 and has approximately 60,600 rentable square feet, consisting of approximately 510 units of self storage space, including approximately 50 RV spaces. The Las Vegas VIII property is located on approximately 3.9 acres.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

SF Bay Area – Morgan Hill and SF Bay Area Vallejo

On September 14, 2010, we entered into four purchase and sale agreements for four properties located in the San Francisco Bay area (the “SF Bay Area Portfolio”), including the SF Bay Area - Morgan Hill property and the SF Bay Area - Vallejo property. On March 30, 2011, we acquired two self storage facilities located in Morgan Hill, California and Vallejo, California from two unaffiliated third parties for a total purchase price of $14.09 million, plus closing costs and acquisition fees. We assumed two loans for approximately $7.6 million and paid cash for the remainder, and paid our Advisor an acquisition fee of $352,250 in connection with these acquisitions. One of the assumed loans has a remaining principal balance of approximately $4.55 million, bears a fixed rate of interest of 6.04% and matures in 2014. The other assumed loan has a remaining principal balance of approximately $3.05 million, bears a fixed rate of interest of 5.75% and matures in 2013. We expect to close on the acquisition of the other two properties in the SF Bay Area Portfolio before the end of the second quarter of 2011.

The SF Bay Area - Morgan Hill property is an approximately 490-unit self storage facility that sits on approximately 3.0 acres and contains approximately 61,000 rentable square feet of self storage space. It was constructed in 1997.

The SF Bay Area - Vallejo property is an approximately 860-unit self storage facility that sits on approximately 4.1 acres and contains approximately 75,000 rentable square feet of self storage space. It was constructed in 2001.

With the addition of these acquisitions subsequent to December 31, 2010, as of March 31, 2011, our portfolio now includes 61 properties in 16 states and Canada.

Potential Acquisitions

In addition to the acquisitions of self storage facilities that we completed during the year ended December 31, 2010 and subsequent to such date through March 25, 2011, we entered into purchase and sale agreements for the acquisitions of 16 additional self storage facilities in seven states, which have not closed as of March 31, 2011. We expect to close each of these acquisitions before the end of the second or third quarter of 2011.

The table below is a summary of our 16 potential acquisitions:

Property	Date of Purchase and Sale Agreement	Acquisition Price	Year Built/ Converted	Approx. Units	Approx. Rentable Sq. Ft. (net)
SF Bay Area – San Lorenzo – CA	9/14/10	$2,850,000	2000	640	62,000
SF Bay Area – Gilroy – CA	9/14/10	$6,560,000	1999	610	63,500
Las Vegas V – NV	10/15/10	$4,600,000	1997	790	69,000
Ladera Ranch – CA	12/22/10	$20,900,000	2002	980	102,000
Neptune – NJ	2/28/11	$3,760,000	1990/2000	530	54,500
Peachtree City – GA	3/25/11	$5,290,000	1989-2004	670	123,400
Buford – GA	3/25/11	$2,500,000	2004	520	68,900
Jonesboro – GA	3/25/11	$2,440,000	1998-2002	730	106,400
Ellenwood – GA	3/25/11	$2,260,000	1998	300	40,700
Marietta II – GA	3/25/11	$2,620,000	1998/2005/2007	480	61,200
Collegeville – PA	3/25/11	$3,030,000	1996-2007	540	58,400
Skippack – PA	3/25/11	$2,340,000	2003	390	56,300
Ballston Spa – NY	3/25/11	$5,030,000	2002-2007	690	82,800
Trenton – NJ	3/25/11	$7,620,000	2004	660	85,100
Fredericksburg – VA	3/25/11	$4,180,000	2002	630	59,600
Sandston – VA	3/25/11	$6,720,000	2005/2006	680	78,100

Total		$82,700,000		9,840	1,171,900

There can be no assurance that we will complete any of the acquisitions in the table above. In some circumstances, if we fail to complete an acquisition, we may forfeit earnest money as a result.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Financing

On January 12, 2011, we encumbered the Toronto property with a loan from Roynat Inc. for a total principal amount of CAD $7.0 million (approximately US $7.1 million based on the exchange rate as of the loan date), which matures on January 12, 2014. Such loan bears a variable interest rate that commences at Roynat Inc.’s floating base rate plus 3.50% per annum.

On January 28, 2011, we repaid the loan outstanding on the Long Beach property in the amount of $5,000,000.

On January 28, 2011, we encumbered eleven of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi loan in limited circumstances set forth in the loan documents. The Citi loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of December 31, 2010 was approximately $52 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

On March 21, 2011 we entered into a loan with The Prudential Insurance Company of America (“Prudential”) in the principal amount of $6,800,000 (the “Prudential – Long Beach Loan). Such loan has a term of approximately 8.5 years and matures on September 5, 2019. This loan has a fixed rate of interest of 5.27% per annum on a 30 year amortization schedule with principal and interest payments due monthly. The Prudential – Long Beach Loan is secured by a deed of trust and first priority security interest in the Long Beach property and is cross-collateralized by eleven other loans entered into with Prudential on August 25, 2010. We have guaranteed the Prudential – Long Beach Loan under certain circumstances.

Offering Status

As of March 25, 2011, in connection with our Offering we have issued approximately 23.3 million shares of our common stock for gross proceeds of approximately $231.6 million.

Declaration of Dividends

On March 25, 2011, our board of directors declared a distribution rate for the second quarter of 2011 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2011 and continuing on each day thereafter through and including June 30, 2011.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

			Initial Cost to Company			Cost Capitalized subsequent to Acquisition	Gross Carrying Amount at December 31, 2010
Description	ST	Encumbrance	Land	Building and Improvements	Total	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Biloxi	MS	$987,911	$518,701	$2,847,676	$3,366,377	$22,800	$518,701	$2,870,476	$3,389,177	($291,222)	1980/1984/1992	09/25/08
Gulf Breeze	FL	3,951,644	1,943,144	5,043,905	6,987,049	22,172	1,943,144	5,066,077	7,009,221	(440,694)	1978/1982/2004	09/25/08
Manassas	VA	1,544,820	1,050,519	3,741,305	4,791,824	31,066	1,050,519	3,772,371	4,822,890	(267,677)	1996/2000	12/19/08
Walton	KY	1,787,617	650,000	2,634,959	3,284,959	47,227	650,000	2,682,186	3,332,186	(199,961)	1991	2/12/09
Crescent Springs	KY	800,000	280,000	1,637,801	1,917,801	64,920	280,000	1,702,721	1,982,721	(110,890)	1999/2003	2/12/09
Florence	KY	1,912,383	840,000	2,691,629	3,531,629	49,315	840,000	2,740,944	3,580,944	(202,904)	1996	2/12/09
Alpharetta	GA	—	1,060,107	3,752,629	4,812,736	40,185	1,060,107	3,792,814	4,852,921	(204,138)	2003	6/1/09
Marietta	GA	2,242,480	1,060,000	2,705,806	3,765,806	53,445	1,060,000	2,759,251	3,819,251	(138,171)	2006	6/1/09
Erlanger	KY	1,594,652	565,790	2,463,269	3,029,059	109,680	565,790	2,572,949	3,138,739	(148,763)	1987	7/17/09
Florence II	KY	—	871,200	4,877,025	5,748,225	126,129	871,200	5,003,154	5,874,354	(263,316)	1982/1995	7/17/09
Jersey City	NJ	—	3,625,048	6,999,952	10,625,000	404,235	3,625,048	7,404,187	11,029,235	(303,798)	1985	8/21/09
Montgomery	AL	2,905,005	1,197,900	2,389,873	3,587,773	30,009	1,197,900	2,419,882	3,617,782	(121,258)	1995/2004	9/3/09
Phoenix	AZ	—	680,620	1,259,380	1,940,000	308,738	680,620	1,568,118	2,248,738	(65,808)	1974	9/4/09
Seabrook	TX	4,648,475	1,520,000	3,860,000	5,380,000	—	1,520,000	3,860,000	5,380,000	(190,779)	2001-2003	9/24/09
Greenville	SC	2,329,399	530,000	2,570,000	3,100,000	73,100	530,000	2,643,100	3,173,100	(102,618)	1948/1995	9/24/09
Kemah	TX	9,086,648	2,510,000	8,970,000	11,480,000	1,787	2,510,000	8,971,787	11,481,787	(457,037)	1985/2005/ 1999/2002	9/24/09
Tallahassee	FL	7,650,000	1,230,000	6,310,000	7,540,000	2,979	1,230,000	6,312,979	7,542,979	(267,927)	1979-1987	9/24/09
Memphis	TN	2,572,089	790,000	2,560,000	3,350,000	1,894	790,000	2,561,894	3,351,894	(159,201)	1987/1994	9/24/09
Houston	TX	2,087,590	420,000	1,650,000	2,070,000	23,704	420,000	1,673,704	2,093,704	(105,973)	1984/2005	9/24/09
Las Vegas	NV	1,519,903	1,460,000	4,220,000	5,680,000	—	1,460,000	4,220,000	5,680,000	(174,821)	2006	9/24/09
Las Vegas II	NV	1,540,000	1,050,000	970,000	2,020,000	—	1,050,000	970,000	2,020,000	(46,969)	1998	9/24/09
Pearland	TX	3,500,000	1,060,000	4,540,000	5,600,000	3,773	1,060,000	4,543,773	5,603,773	(232,828)	2004/2005	9/24/09
Daphne	AL	1,844,445	1,530,000	2,510,000	4,040,000	17,068	1,530,000	2,527,068	4,057,068	(100,105)	2000	9/24/09
Lake Forest	CA	18,000,000	15,840,000	8,860,000	24,700,000	44,938	15,840,000	8,904,938	24,744,938	(572,204)	2003	9/24/09
San Francisco	CA	10,500,000	9,280,000	8,200,000	17,480,000	10,940	9,284,075	8,206,865	17,490,940	(304,551)	1909/2000	9/24/09
Pittsburgh	PA	1,345,488	680,189	1,379,025	2,059,214	25,889	680,189	1,404,914	2,085,103	(61,887)	1990	12/11/09
West Mifflin	PA	—	868,872	2,114,578	2,983,450	44,429	868,872	2,159,007	3,027,879	(81,965)	1983	12/11/09
Fort Lee	NJ	8,670,923	2,000,000	13,630,000	15,630,000	109,104	2,000,000	13,739,104	15,739,104	(352,918)	2000	02/24/10
Weston	FL	3,288,971	1,500,000	4,330,000	5,830,000	—	1,500,000	4,330,000	5,830,000	(111,085)	2005	02/24/10
Gulf Breeze II	FL	—	270,000	895,000	1,165,000	6,989	270,000	901,989	1,171,989	(34,069)	2004/2005	03/10/10
Mesa	AZ	3,161,123	600,000	2,633,728	3,233,728	1,650	600,000	2,635,378	3,235,378	(70,615)	2002	4/9/10
Oakland Park	FL	7,699,181	4,530,650	8,729,350	13,260,000	59,955	4,530,650	8,789,305	13,319,955	(188,300)	1987	4/16/10
Phoenix II	AZ	847,159	1,020,000	515,000	1,535,000	195,381	1,020,000	710,381	1,730,381	(23,621)	1974	5/16/10

S-1

			Initial Cost to Company			Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2010
Description	ST	Encumbrance	Land	Building and Improvements	Total	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Tempe	AZ	996,658	900,000	740,000	1,640,000	89,455		900,000	829,455	1,729,455	(24,907)	1973	5/16/10
Riverdale	NJ	4,800,000	1,050,000	4,794,357	5,844,357	20,283		1,050,000	4,814,640	5,864,640	(90,312)	2007	5/14/10
Davie	FL	2,725,652	2,840,000	2,040,000	4,880,000	—		2,840,000	2,040,000	4,880,000	(36,565)	1988	7/14/10
95th St.	IL	—	1,600,000	4,230,000	5,830,000	13,131		1,600,000	4,243,131	5,843,131	(30,468)	2002	10/22/10
Western	IL	—	900,000	400,000	1,300,000	7,353		900,000	407,353	1,307,353	(3,620)	2004	10/22/10
Ogden	IL	—	1,703,370	1,766,630	3,470,000	44,845		1,703,370	1,811,475	3,514,845	(15,404)	2002	10/26/10
Las Vegas III	NV	—	1,130,000	2,985,000	4,115,000	—		1,130,000	2,985,000	4,115,000	(15,543)	2005	10/29/10
Roosevelt	IL	—	1,207,135	502,865	1,710,000	2,854		1,207,135	505,719	1,712,854	(2,883)	2004	11/16/10
Dufferin	(1)	—	4,576,772	9,120,472	13,697,244	220,547	(2)	4,650,465	9,267,326	13,917,791	(29,726)	1965/2008	11/23/10
La Cienega	CA	—	3,260,000	8,990,000	12,250,000	—		3,260,000	8,990,000	12,250,000	(11,948)	2004	12/16/10
Long Beach	CA	5,000,000	4,810,000	7,040,000	11,850,000	—		4,810,000	7,040,000	11,850,000	(11,849)	1999	12/16/10
Las Vegas IV	NV	—	1,470,000	4,835,000	6,305,000	—		1,470,000	4,835,000	6,305,000	(4,950)	1996	12/21/10
Rancho	NV	—	990,000	2,830,000	3,820,000	—		990,000	2,830,000	3,820,000	(766)	2006	12/29/10

		$121,540,216	$89,470,017	$182,766,214	$272,236,231	$2,331,969		$89,547,785	$185,020,415	$274,568,200	$(6,677,014)

(1)	This property is located in Ontario, Canada.
(2)	The increase in cost at this self storage facility is due to the impact of foreign exchange rate changes.

Activity in real estate facilities during 2010 was as follows:

2010
Real estate facilities
Balance at beginning of year	$155,058,360
Acquisitions	117,365,329
Impact of foreign exchange rate changes	220,547
Improvements	1,923,964

Balance at end of year	$274,568,200

Accumulated depreciation
Balance at beginning of year	$1,733,158
Depreciation expense	4,943,856

Balance at end of year	$6,677,014

Real estate facilities, net	$267,891,186

S-2

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K, filed on March 30, 2010, Commission File No. 000-53644

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.2	Advisory Agreement, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.3	Amendment to Advisory Agreement, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed on March 30, 2009, Commission File No. 333-146959

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.5	Strategic Storage Trust, Inc. Distribution Reinvestment Plan, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

10.6	Promissory Note in favor of Garrard Street Enterprises, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.7	Promissory Note in favor of Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.8	Cross Collateralization and Cross Default Agreement for Benefit of Garrard Street Enterprises, LLC and Crescent Springs Storage, L.L.C., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 13, 2009, Commission File No. 333-146959

10.9	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT I Acquisition, Inc. and Self Storage REIT, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.10	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT II Acquisition, Inc. and Self Storage REIT II, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.11	Promissory Note in favor of LaSalle Bank National Association dated September 5, 2007 related to the Lake Forest Property, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K, filed on March 30, 2010, Commission File No. 000-53644

10.12	Guaranty for the benefit of LaSalle Bank National Association dated September 5, 2007 related to the Lake Forest Property, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed on March 30, 2010, Commission File No. 000-53644

Exhibit No.	Description

10.13	Collateral Loan Agreement by and among The Prudential Life Insurance Company of America and Eleven Special-Purpose Entities dated August 25, 2010 (“Prudential Loan”), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.14	Form of Promissory Note for Prudential Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.15	Form of Mortgage or Deed of Trust and Security Agreement for Prudential Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.16	Form of Assignment of Leases and Rents for Prudential Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.17	Form of Supplemental Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.18	Form of Recourse Liabilities Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.19	Promissory Note in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011 (“Citi Loan”), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.20	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.21	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.22	Loan Agreement between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005 (“Bank of American Loan”), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.23	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

21.1	Subsidiaries of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.