Form 10-Q
period 2011-03-31
Strategic Storage Trust, Inc.
filed 2011-05-13
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2011: 29,816,437, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, and Part II, Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010. Our results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$19,186,711	$6,438,091
Real estate facilities:
Land	108,149,665	89,547,785
Buildings	205,923,950	166,256,905
Site improvements	24,722,309	18,763,510

	338,795,924	274,568,200
Accumulated depreciation	(8,534,838)	(6,677,014)

	330,261,086	267,891,186
Construction in process	1,409,499	540,966

Real estate facilities, net ($17,215,107 and $17,186,388 related to VIEs)	331,670,585	268,432,152
Deferred financing costs, net of accumulated amortization	3,048,397	2,326,519
Intangible assets, net of accumulated amortization	17,013,675	14,153,572
Restricted cash	3,017,356	1,921,058
Investments in unconsolidated joint ventures	8,742,929	11,528,669
Other assets	3,197,848	2,561,152

Total assets	$385,877,501	$307,361,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes ($10,173,410 and $10,161,523 related to VIEs)	$184,040,770	$119,811,948
Accounts payable and accrued liabilities	10,133,074	4,690,570
Due to affiliates	914,296	746,108
Distributions payable	1,711,595	1,557,367

Total liabilities	196,799,735	126,805,993

Commitments and contingencies (Note 7)

Redeemable common stock	2,075,948	4,330,297

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:

Common stock, $0.001 par value; 700,000,000 shares authorized; 29,140,722 and 26,658,061 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	29,141	26,659
Additional paid-in capital	231,693,962	211,685,569
Distributions	(25,545,233)	(20,734,778)
Accumulated deficit	(26,814,067)	(21,598,004)
Accumulated other comprehensive income	291,026	124,412

Total Strategic Storage Trust, Inc. stockholders’ equity	179,654,829	169,503,858

Noncontrolling interests in operating partnership	854,778	39,598
Other noncontrolling interests	6,492,211	6,681,467

Total noncontrolling interests	7,346,989	6,721,065

Total stockholders’ equity	187,001,818	176,224,923

Total liabilities and stockholders’ equity	$385,877,501	$307,361,213

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues:
Self storage rental income	$9,611,086	$5,051,128
Ancillary operating income	193,527	99,104

Total revenues	9,804,613	5,150,232

Operating expenses:
Property operating expenses	4,029,815	2,112,491
Property operating expenses - affiliates	1,072,891	462,377
General and administrative	821,927	844,364
Depreciation	1,876,981	1,018,216
Intangible amortization expense	3,050,925	1,716,993

Total operating expenses	10,852,539	6,154,441

Operating loss	(1,047,926)	(1,004,209)
Other income (expense):
Interest expense	(2,387,794)	(1,266,482)
Deferred financing amortization expense	(332,104)	(48,944)
Property acquisition expenses - affiliates	(1,233,159)	(620,719)
Other property acquisition expenses	(575,315)	(485,017)
Equity in earnings of real estate ventures	244,956	228,366
Interest income	217	364
Other	(10,694)	(73,482)

Net loss	(5,341,819)	(3,270,123)
Less: Net loss attributable to the noncontrolling interests in our operating partnership	14,108	1,000
Net loss attributable to other noncontrolling interests	111,648	106,189

Net loss attributable to Strategic Storage Trust, Inc.	$(5,216,063)	$(3,162,934)

Net loss per share - basic	$(0.19)	$(0.18)
Net loss per share - diluted	$(0.19)	$(0.18)

Weighted average shares outstanding - basic	27,868,794	17,794,393
Weighted average shares outstanding - diluted	27,868,794	17,794,393

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance as of December 31, 2010	26,658,061	$26,659	$211,685,569	$(20,734,778)	$(21,598,004)	$124,412	$6,721,065	$176,224,923
Gross proceeds from issuance of common stock	2,274,696	2,274	22,704,467	—	—	—	—	22,706,741
Offering costs	—	—	(2,702,116)	—	—	—	(65,170)	(2,767,286)
Additions to redeemable common stock	—	—	(1,963,793)	—	—	—	—	(1,963,793)
Issuance of restricted stock	1,250	1	—	—	—	—	—	1
Distributions ($0.70 per share)	—	—	—	(4,810,455)	—	—	—	(4,810,455)
Distributions for noncontrolling interests	—	—	—	—	—	—	(87,078)	(87,078)
Issuance of shares for distribution reinvestment plan	206,715	207	1,963,586	—	—	—	—	1,963,793
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	903,928	903,928
Stock based compensation expense	—	—	6,249	—	—	—	—	6,249
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(5,216,063)	—	—	(5,216,063)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(125,756)	(125,756)
Foreign currency translation adjustment	—	—	—	—	—	166,614	—	166,614

Total comprehensive loss	—	—	—	—	—	—	—	(5,175,205)

Balance as of March 31, 2011	29,140,722	$29,141	$231,693,962	$(25,545,233)	$(26,814,067)	$291,026	$7,346,989	$187,001,818

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(5,341,819)	$(3,270,123)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	5,260,010	2,784,152
Noncash interest expense	94,490	49,757
Expense related to issuance of restricted stock	6,250	4,692
Equity in income of unconsolidated joint ventures	(187,667)	(195,263)
Distributions from unconsolidated joint ventures	204,389	195,261
Foreign currency exchange gain	(40,544)	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,092,569)	215,181
Other assets	(316,762)	(470,620)
Accounts payable and other accrued liabilities	807,700	628,347
Due to affiliates	232,616	(61,282)

Net cash flows used in operating activities	(373,906)	(119,898)

Cash flows from investing activities:
Purchases of real estate	(33,568,272)	(24,275,000)
Additional investment in noncontrolling interest	—	(184,251)
Additions to construction in process	(864,450)	(26,735)
Additions to real estate facilities	(818,558)	(26,735)
Return of investment in unconsolidated joint ventures	—	66,802
Deposits on acquisition of real estate facilities	(309,902)	(394,878)

Net cash flows used in investing activities	(35,561,182)	(24,814,062)

Cash flows from financing activities:
Principal payments on secured promissory notes	(340,333)	(117,634)
Repayment of secured promissory notes	(9,939,555)	—
Proceeds from issuance of secured promissory notes	42,985,900	—
Deferred financing costs	(1,053,317)	(89,053)
Gross proceeds from issuance of common stock	22,706,741	24,035,665
Redemptions of common stock	—	(168,396)
Offering costs	(2,767,286)	(2,701,179)
Escrow receivable	13,250	(175,192)
Due to affiliates	(129,450)	168,746
Distributions paid	(2,692,434)	(1,696,367)
Distributions paid to noncontrolling interests	(87,078)	(81,210)

Net cash flows provided by financing activities	48,696,438	19,175,380

Effect of exchange rate changes on cash	(12,730)	—
Increase (decrease) in cash and cash equivalents	12,748,620	(5,758,580)
Cash and cash equivalents, beginning of period	6,438,091	23,778,458

Cash and cash equivalents, end of period	$19,186,711	$18,019,878

Supplemental disclosures of non-cash transactions:
Cash paid for interest	$2,248,738	$1,233,371
Distributions payable	$1,711,595	$1,557,367
Issuance of shares pursuant to distribution reinvestment plan	$1,963,793	$1,234,525
Assumption of notes payable issued in connection with purchase of real estate facilities	$31,291,119	$—
Issuance of limited partnership units in connection with the purchase of real estate facilities	$903,928	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 1. Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our initial public offering. Our Sponsor was formed in 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of March 31, 2011, in connection with our Offering, we had issued approximately 23.3 million shares of our common stock for gross proceeds of approximately $232 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor.

Our dealer manager, U.S. Select Securities LLC, a Virginia limited liability company (our “Dealer Manager”) is an affiliate of our Sponsor. Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of March 31, 2011, we owned 99.31% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.07%) and unaffiliated third parties (0.62%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units. The Class D Units have all of the rights, powers, duties and preferences of the Operating Partnership’s other limited partnership units, except that the Class D Units are subject to an annual distribution limit that sets the amount of annual cash distributions paid with respect to the Class D Units initially at zero percent (0%), and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights: (1) until the earlier of (a) a listing of our shares or (b) our merger into another entity whereby our stockholders receive securities listed on a national securities exchange; or (2) until the funds from operations (“FFO”) of the properties contributed by the holders of the Class D Units reaches $0.70 per share, based on our fully-loaded cost of equity.

We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary (the “TRS”), which is our wholly-owned subsidiary.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities. As of March 31, 2011, we owned 61 self storage facilities located in 16 states and Canada, comprising approximately 40,750 units and approximately 5.1 million rentable square feet. As of March 31, 2011, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Reclassifications

Certain amounts previously reported in our 2010 financial statements have been reclassified to conform to the fiscal 2011 presentation.

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT, LLC (“REIT I”) and Self Storage REIT II, LLC (“REIT II”), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for Our Investments in Joint Ventures

Recently amended accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2011 and December 31, 2010, we had entered into contracts/interests that are deemed to be variable interests in VIEs. Those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of March 31, 2011 and December 31, 2010, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through our merger with REIT I. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of 10 years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of March 31, 2011, the consolidated joint venture had net real estate assets of approximately $17.2 million and net intangible assets of approximately $0.3 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured promissory notes and approximately $6.5 million of noncontrolling interest related to this entity. The lenders of the secured promissory notes have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets and of assets held by equity method investees, and the useful lives of real estate assets and intangibles. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily allocated approximately $5.9 million of purchase price to intangible assets to recognize the value of in-place leases related to our acquisitions in the first quarter of 2011. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2011 and 2010 we expensed approximately $1.8 million and $1.1 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of March 31, 2011 and December 31, 2010, no impairment losses have been recognized.

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

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one of which became wholly-owned in 2011. See Note 3), all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Three of those investments are passive or limited partner interests in self storage facilities (two of which properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about each DST’s significant activities) and are therefore accounted for under the cost method; our aggregate investment therein is approximately $0.7 million. Individually our ownership interest in those investments ranges from .28% to 11.5%, the carrying value of the investments ranged from approximately $27,000 to $610,000 and our risk of loss is limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne property”) located in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.6 million. The preferred equity interest has a redemption date in November 2011, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.9 million loan used to secure the Hawthorne property. The loan has a maturity date of August 1, 2020. As of March 31, 2011, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $26.5 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment, are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2011 and December 31, 2010, accumulated amortization of in-place lease intangibles totaled approximately $14.0 million and $10.9 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2011 and December 31, 2010, accumulated amortization of deferred financing costs totaled approximately $0.5 million and $0.4 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2011, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We have adopted a share redemption program that may enable stockholders to submit their shares to us for redemption in limited circumstances.

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

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency.

See Note 7 for further discussion of our share redemption program.

Our board of directors may amend, suspend or terminate the share redemption program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

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

March 31, 2011

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

During the three months ended March 31, 2011, we did not redeem any shares. As of March 31, 2011, there were approximately 436,000 shares related to redemption requests to be processed subsequent to March 31, 2011. On April 29, 2011, we satisfied all of the eligible redemption requests. The redemption of these shares totaled approximately $4.2 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2011.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three months ended March 31, 2011, there was a net gain recorded of approximately $51,000.

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

March 31, 2011

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets, investments in unconsolidated joint ventures, and assumed liabilities as well as common stock and limited partnership units issued related to our acquisitions. The fair values of these assets, liabilities, common stock and limited partnership units were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities, common stock and limited partnership units as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at March 31, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2011
	Fair Value	Carrying Value
Fixed Rate Secured Promissory Notes	$181,446,000	$176,842,670

Noncontrolling Interests in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership in accordance with amended accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partners’ interest is reflected as noncontrolling interests in the accompanying consolidated balance sheets. In addition, we

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

account for the noncontrolling interest in the SF property in accordance with the amended accounting guidance. The noncontrolling interests shall continue to be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

We have filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three months ended March 31, 2011 and 2010, 5,625 and 7,500 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive. Our Operating Partnership units are convertible to shares based on certain restrictions. As such, for the three months ended March 31, 2011 and 2010, 61,700 and 20,000 units, respectively, were not included in the diluted weighted average shares as such shares were antidilutive.

Note 3. USA Self Storage I, DST acquisition

On February 1, 2011, we, through an indirect wholly-owned subsidiary, closed on the purchase of an additional 73.824% in beneficial interests (the “Interests”) in USA Self Storage I, DST (the “DST”), a Delaware Statutory Trust sponsored by our Sponsor, from 36 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases was contingent upon any of the others. The agreed upon purchase price of the properties relating to the Interests acquired was approximately $27.7 million ($37.55 million total purchase price multiplied by 73.824%), consisting of $10.2 million in cash

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

and the ratable portion of approximately $17.5 million of three separate bank loans held by the three property owning subtrusts (the “Subtrusts”) of the DST (the “Bank of America Loans”).

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

The DST, through the Subtrusts, owns 10 self storage facilities located in Georgia, North Carolina and Texas with an aggregate of approximately 5,440 units and 726,000 rentable square feet.

The three Subtrusts lease their respective properties to master tenants (the “Tenants”) on a triple-net basis pursuant to master leases (the “Leases”) that have terms of 10 years and expire on November 1, 2015. The Tenants are owned by affiliates of the Sponsor. Under the Leases, the Tenants pay a stated monthly rent equivalent to the monthly debt service payment under the Bank of America Loans, which is paid directly to the lender on behalf of the Subtrusts, a monthly stated rent equivalent to an investor return of 7.0% per annum, and may pay certain annual bonus rent per the terms of the Leases, both of which stated rent and bonus rent are remitted to the Subtrusts. As an Interest holder, we are entitled to our pro rata share of the total rent less the debt service under the Bank of America Loans. The Tenants are entitled to retain any cash flow in excess of these rent payments. Upon acquiring 100% of the Interests, we initiated the process to seek lender approval to terminate the Leases. In any event, we and our Sponsor have agreed to assign 100% of the economic benefits and obligations from these properties to us in exchange for indemnification by us for any potential liability incurred subsequent to the assignment by the Sponsor in connection with the Leases.

The properties owned by the Subtrusts are subject to the three Bank of America Loans, which had an aggregate principal balance of approximately $23.8 million as of February 1, 2011. The Bank of America Loans bear a fixed interest rate of 5.18%, had original terms of 10 years and mature on November 1, 2015. The Bank of America Loans required monthly interest-only payments during the first three years of their terms and now require monthly principal-and-interest payments based on a 30-year amortization period. Each of the Bank of America Loans is secured only by the DST properties owned by the respective Subtrust that obtained such loan.

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2011:

Real estate facilities
Balance at December 31, 2010	$274,568,200
Facility acquisitions	63,023,324
Impact of foreign exchange rate changes	385,842
Improvements and additions	818,558

Balance at March 31, 2011	$338,795,924

Accumulated depreciation
Balance at December 31, 2010	$(6,677,014)
Depreciation expense	(1,857,824)

Balance at March 31, 2011	$(8,534,838)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

The following table summarizes the purchase price allocation for our acquisitions for the three months ended March 31, 2011:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Assumed or Issued (2)(3)	2011 Revenue (4)		2011 Operating Income (4)(5)
Concord – NC(6)	2/1/2011	$2,809,179	$290,000	$3,099,179	$2,262,355	$63,169		$30,409
Hickory – NC(6)	2/1/2011	3,068,239	300,000	3,368,239	2,116,866	68,885		40,480
Morganton – NC(6)	2/1/2011	2,479,875	420,000	2,899,875	2,458,764	71,870		44,777
El Paso II – TX(6)	2/1/2011	4,028,337	560,000	4,588,337	2,493,626	93,404		55,893
El Paso III – TX(6)	2/1/2011	5,584,356	510,000	6,094,356	3,312,103	121,249		82,160
El Paso IV – TX(6)	2/1/2011	3,394,766	300,000	3,694,766	2,007,996	74,296		45,550
El Paso V – TX(6)	2/1/2011	3,535,809	420,000	3,955,809	2,149,865	84,558		53,464
Dallas – TX(6)	2/1/2011	4,108,217	450,000	4,558,217	2,447,257	107,735		45,520
Lawrenceville I – GA(6)	2/1/2011	1,529,603	150,000	1,679,603	1,493,828	47,186		22,580
Lawrenceville II – GA(6)	2/1/2011	2,832,445	260,000	3,092,445	2,750,402	57,685		28,897
Mississauga – Mississauga – Ontario, Canada(7)	3/11/2011	5,662,250	—	5,662,250	—	—	(8)	—	(8)
El Paso – TX(9)	3/17/2011	1,560,000	40,000	1,600,000	—	4,492		(647)
Las Vegas VII – NV(10)	3/25/2011	4,589,867	460,000	5,049,867	—	4,689		617
Las Vegas VIII – NV(10)	3/25/2011	4,919,309	390,000	5,309,309	—	5,226		391
SF Bay Area – Morgan Hill – CA	3/30/2011	5,654,098	680,000	6,334,098	3,089,522	2,221		1,476
SF Bay Area – Vallejo – CA	3/30/2011	7,266,974	670,000	7,936,974	4,678,535	2,571		1,470

Total		$63,023,324	$5,900,000	$68,923,324	$31,291,119	$809,236		$453,037

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	See Note 5 for specific terms of the debt.
(3)	Amounts include the estimated preliminary fair value adjustment of debt.
(4)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(5)	Operating income excludes asset management fees, interest expense, depreciation and amortization expense.
(6)	See Note 3 for additional information related to the acquisition of these properties.
(7)	Allocation (excludes estimated conversion costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(8)	Property is under construction; therefore the property generated no revenue or operating income as of March 31, 2011.
(9)	Acquisition is subject to an “earn out” provision. The allocation above includes the estimated fair value of such “earn out.”
(10)	Consideration provided included approximately 114,000 Class D Units.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2011 along with supplementary pro forma information.

All of the above transactions were acquired from unaffiliated third parties. Acquisition fees paid to our Advisor for the first quarter 2011 acquisitions totaled approximately $1.2 million.

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying value as of:
Encumbered Property	March 31, 2011	December 31, 2010	Stated Interest Rate		Maturity Date
Crescent Springs	$800,000	$800,000	5.00%		2/11/2014
Florence, Walton	3,700,000	3,700,000	5.00%		2/11/2014
Biloxi, Gulf Breeze(1)	—	4,939,555	6.50%		4/1/2012
Montgomery	2,888,219	2,905,005	6.42%		7/1/2016
Seabrook	4,631,797	4,648,475	5.73%		1/1/2016
Greenville	2,321,038	2,329,399	5.65%		3/1/2016
Kemah	9,057,589	9,086,648	6.20%		6/1/2016
Memphis	2,563,322	2,572,089	5.67%		12/1/2016
Tallahassee	7,650,000	7,650,000	6.16%		8/1/2016
Houston	2,078,966	2,087,590	5.67%		2/1/2017
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%		12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,808,351	1,844,445	5.47%		8/1/2020
Mesa	3,145,589	3,161,123	5.38%		4/1/2015
Riverdale	4,800,000	4,800,000	4.00%		5/14/2014
Prudential Portfolio Loan(2)	32,365,288	32,475,887	5.42	%(3)	9/5/2019
Long Beach	—	5,000,000	10.00%		1/31/2011
Dufferin – Toronto – Ontario, Canada	7,198,100	—	5.20	%(4)	12/15/2013
Citi Loan(5)	29,085,371	—	5.77%		2/6/2021
Bank of America Loan – 1(6)	4,526,928	—	5.18%		11/1/2015
Bank of America Loan – 2(7)	6,859,508	—	5.18%		11/1/2015
Bank of America Loan – 3(8)	12,329,262	—	5.18%		11/1/2015
Prudential – Long Beach(9)	6,800,000	—	5.27%		9/5/2019
SF Bay Area – Morgan Hill – CA	3,040,370	—	5.75%		4/1/2013
SF Bay Area – Vallejo – CA	4,535,075	—	6.04%		6/1/2014
Net fair value adjustment	(1,684,003)	(1,728,268)

Total mortgage loans and notes payable	$184,040,770	$119,811,948

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(1)	This loan was repaid in its entirety in January 2011.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie, Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43% and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	On January 12, 2011, we encumbered the Toronto property with a loan for CAD $7 million which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at March 31, 2011 was 5.2%.
(5)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St. Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV).

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in (2).

On January 28, 2011, we encumbered eleven of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi loan in limited circumstances set forth in the loan documents. The Citi loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of March 31, 2011 was approximately $52 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

As of March 31, 2011 and December 31, 2010, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $290 million and $193 million, respectively.

The following table presents the future principal payment requirements on outstanding secured promissory notes as of March 31, 2011:

2012	$1,471,008
2013	5,017,155
2014	12,317,259
2015	13,538,272
2016	27,157,913
2017 and thereafter	126,223,166

Total payments	185,724,773
Unamortized fair value adjustment	(1,684,003)

Total	$184,040,770

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2011 was approximately 5.7%.

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011 Incurred	Three Months Ended March 31, 2010 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)	$270,647	$204,719
Asset management fees	565,346	244,955
Property management fees	507,545	217,422
Acquisition expenses	1,233,159	620,719
Additional Paid-in Capital
Selling commissions	1,554,811	1,673,024
Dealer Manager fee	666,347	717,010
Reimbursement of offering costs	119,757	105,294

Total	$4,917,612	$3,783,143

As of March 31, 2011 and December 31, 2010, we had amounts due to affiliates totaling $914,296 and $746,108, respectively.

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Advisory Agreement

We do not expect to have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. As of March 31, 2011, we do not believe that total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee for managing our assets equal to 0.0833% of the aggregate asset value, as defined, of our assets. The monthly asset management fees for our properties acquired through our September 24, 2009 mergers and the USA Self Storage I, DST acquisition are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio. The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended March 31, 2011, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

March 31, 2011

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

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the REIT I merger transaction and the USA Self Storage I, DST transaction, generally equal to 6.0% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. The properties acquired in the REIT I merger transaction and USA Self Storage I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, the monthly property management fees for properties acquired from REIT II have been waived until the FFO of the properties acquired from REIT II, as defined in the merger agreement relating to the REIT II merger transaction, reaches $0.70 per share. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2011, we have sold approximately 1.1 million shares through our distribution reinvestment plan.

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

March 31, 2011

The purchase price shall equal the amount paid for the shares until the price in the Primary Offering changes or a net asset value is calculated. The redemption price is subject to adjustment as determined from time to time by our board of directors. At no time will the redemption price exceed the price at which we are offering our common stock for sale.

During the three months ended March 31, 2011, we did not redeem any shares. As of March 31, 2011, there were approximately 436,000 shares related to redemption requests to be processed subsequent to March 31, 2011. On April 29, 2011, we satisfied all of the eligible redemption requests. The redemption of these shares totaled approximately $4.2 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2011.

See Note 2 for further discussion of redeemable common stock and our share redemption program.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. The holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights: (1) until the earlier of (a) a listing of our shares or (b) our merger into another entity whereby our stockholders receive securities listed on a national securities exchange; or (2) until FFO of the properties contributed by the holders of the Class D Units reaches $0.70 per share, based on our fully-loaded cost of equity. These rights may not be exercised under certain circumstances which could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

Los Angeles – La Cienega Conditional Use Permit

Our use of the Los Angeles – La Cienega property as a self storage facility is subject to a Conditional Use Permit granted by the Los Angeles County Department of Regional Planning which must be renewed six months prior to the current termination date in 2012. We and the seller of the La Cienega – LA property have entered into agreements whereby it is the seller’s responsibility to apply for and obtain approval of the permit renewal. If the renewal application is not approved, we may force the seller to repurchase the property from us on certain terms and conditions. As part of the permit renewal process

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

and right to purchase, the seller has put $500,000 into an escrow account, which amounts may be withdrawn subject to certain conditions.

Note 8. Declaration of Distributions

On March 25, 2011, our board of directors declared a distribution rate for the second quarter of 2011 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on April 1, 2011 and continuing on each day thereafter through and including June 30, 2011.

Note 9. Selected Quarterly Data

The following is a summary of quarterly financial information for the three months ended March 31, 2011 and each three month period for the year ended December 31, 2010:

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Total revenues	$5,150,232	$6,312,933	$6,937,875	$7,760,142	$9,804,613
Total operating expenses	$6,159,498	$6,979,505	$7,390,800	$8,235,578	$10,852,539
Net loss	$(3,275,180)	$(2,708,719)	$(2,310,354)	$(4,952,762)	$(5,341,819)
Net loss attributable to the Company	$(3,167,991)	$(2,589,556)	$(2,199,012)	$(4,834,256)	$(5,216,063)
Net loss per share-basic and diluted	$(0.18)	$(0.13)	$(0.10)	$(0.19)	$(0.19)

Note 10. Potential Acquisitions

From September 14, 2010 through March 25, 2011, we entered into purchase and sale agreements for 16 additional self storage facilities in seven states. We expect to close each of these acquisitions before the end of the second or third quarter of 2011. If we complete all of these acquisitions, we will wholly-own 77 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada, comprising approximately 50,590 units and approximately 6.2 million rentable square feet.

The table below is an updated summary of our 16 potential acquisitions:

Property	Date of Purchase and Sale Agreement	Acquisition Price		Year Built/ Converted	Approx. Units	Approx. Rentable Sq. Ft. (net)
SF Bay Area – San Lorenzo – CA	9/14/10	$2,850,000		2000	640	62,000
SF Bay Area – Gilroy – CA	9/14/10	$6,560,000		1999	610	63,500
Las Vegas V – NV	10/15/10	$4,600,000		1997	790	69,000
Ladera Ranch – CA	2/9/11	$20,900,000	(1)	2003	980	102,000
Neptune – NJ	2/28/11	$3,760,000		1990/2000	530	54,500
Peachtree City – GA	3/25/11	$5,290,000		1989-2004	670	123,400
Buford – GA	3/25/11	$2,500,000		2004	520	68,900
Jonesboro – GA	3/25/11	$2,440,000		1998-2002	730	106,400
Ellenwood – GA	3/25/11	$2,260,000		1998	300	40,700

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Property	Date of Purchase and Sale Agreement	Acquisition Price	Year Built/ Converted	Approx. Units	Approx. Rentable Sq. Ft. (net)
Marietta II – GA	3/25/11	$2,620,000	1998/2005/2007	480	61,200
Collegeville – PA	3/25/11	$3,030,000	1996-2007	540	58,400
Skippack – PA	3/25/11	$2,340,000	2003	390	56,300
Ballston Spa – NY	3/25/11	$5,030,000	2002-2007	690	82,800
Trenton – NJ	3/25/11	$7,620,000	2004	660	85,100
Fredericksburg – VA	3/25/11	$4,180,000	2002	630	59,600
Sandston – VA	3/25/11	$6,720,000	2005/2006	680	78,100

Total		$82,700,000		9,840	1,171,900

(1)	Includes an adjoining parcel of vacant land, which has an acquisition price of $3,900,000.

There can be no assurance that we will complete any of the acquisitions in the table above. In some circumstances, if we fail to complete an acquisition, we may forfeit earnest money as a result.

Note 11. Subsequent Events

Offering Status

As of May 10, 2011, in connection with our Offering we have issued approximately 24.5 million shares of our common stock for gross proceeds of approximately $243 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Result of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of March 31, 2011, we had sold approximately 23.3 million shares of our common stock, including shares sold through our distribution reinvestment plan, for gross offering proceeds of approximately $232 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time.

As of March 31, 2011, we owned 61 self storage facilities located in 16 states and Canada, comprising approximately 40,750 units and approximately 5.1 million rentable square feet. As of March 31, 2011, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of March 31, 2010, we owned 29 self storage facilities located in 14 states, comprising approximately 19,595 units and approximately 2.53 million rentable square feet.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired.

Strategic Capital Holdings, LLC (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was formed in 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager, Strategic Storage Property Management, LLC (our “Property Manager”).

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

As of March 31, 2011, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate Controlled %(2)	Revenue %(3)
Alabama(4)	2	1,075	144,500		2.8%	65.6%	49.1%	1.8%
Arizona	4	1,970	242,850		4.8%	67.2%	21.8%	3.4%
California(4)	5	4,250	561,700		11.1%	84.1%	19.8%	13.2%
Florida	6	5,850	602,150		11.9%	74.3%	59.5%	15.0%
Georgia	4	2,170	262,600		5.2%	68.8%	42.5%	4.9%
Illinois	4	2,475	370,400	(5)	7.3%	69.9%	7.0%	7.2%
Kentucky	5	2,800	401,000		7.9%	83.5%	2.0%	7.2%
Mississippi	1	600	66,600		1.3%	60.5%	12.2%	0.9%
Nevada	7	3,920	475,700		9.4%	72.3%	71.0%	6.5%
New Jersey	3	2,900	250,900		4.9%	72.0%	63.5%	10.5%
North Carolina	3	1,580	178,900		3.5%	87.7%	20.7%	3.1%
Ontario, Canada(6)	2	1,860	211,000		4.1%	57.2%	96.7%	2.6%
Pennsylvania	2	1,290	155,200		3.1%	68.4%	18.4%	2.7%
South Carolina	1	460	65,200		1.3%	88.8%	66.0%	1.4%
Tennessee	1	800	100,400		2.0%	85.6%	0.0%	1.5%
Texas(4)	10	6,250	933,300		18.4%	83.2%	19.2%	16.7%
Virginia	1	500	49,900		1.0%	81.4%	51.0%	1.4%

Total	61	40,750	5,072,300		100%	76.5%	33.5%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of March 31, 2011.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of March 31, 2011 for each state.
(3)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the three months ended March 31, 2011.
(4)	Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.
(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Mississauga property is currently vacant, while under construction, thus the related occupancy statistics exclude this property.

The map below shows the geographic location of our self storage portfolio as of March 31, 2011.

As of March 31, 2011, we owned the following preferred equity and/or minority interests:

Property	% Owned	Acquisition Date(1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% Physical Occupancy(2)	% Climate Controlled(3)
WP Baltimore Self Storage – MD	11.5%	9/24/2009	2004	500	70,900	84.5%	0.0%
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010	1909/2000	1,100	77,900	75.8%	0.0%
Hawthorne Property(4) – CA	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a
Southwest Colonial, DST – TX	0.28%	9/24/2009	1981-2007	2,850	369,600	83.8%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997-2005	1,600	152,900	82.0%	100.0%

Total				6,050	1,027,300	88.6%	18.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of March 31, 2011.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of March 31, 2011.
(4)	Not a self storage facility. We have a 12% direct investment in Westport LAX, the entity owning this property, and an indirect interest in Westport LAX through a preferred equity investment in USA Hawthorne, LLC, which has a direct investment in Westport LAX.

A summary of the wholly-owned facilities that we have acquired through March 31, 2011 is as follows:

Our Facilities by Year Acquired – Average Physical Occupancy

	As of March 31, 2011		As of March 31, 2010		Average Physical Occupancy %(1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Quarter Ended March 31,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	82%	84%
2009	23	2,147,050	23	2,147,050	82%	79%
2010	19	1,605,950	3	189,750	72%	79%
2011(2)	16	1,122,800	—	—	84%	—

All Facilities Owned	61	5,072,300	29	2,533,300	79%	79%

(1)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(2)	The average physical occupancy data excludes the Mississauga property. All other related data is based on estimates of when the construction on such property is complete.

Our Facilities by Year Acquired – Rent Per Occupied Square Foot

	As of March 31, 2011		As of March 31, 2010		Rent Per Occupied Square Foot(1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Quarter Ended March 31,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	$0.87	$0.82
2009	23	2,147,050	23	2,147,050	0.72	0.74
2010	19	1,605,950	3	189,750	1.12	1.87
2011(2)	16	1,122,800	—		0.62	—

All Facilities Owned	61	5,072,300	29	2,533,300	$0.85	$0.77

(1)	Determined by dividing the aggregate rental revenue for each applicable month by the aggregate of the month-end occupied square feet for the period. Properties are included in the calculation in their first full month of operations. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.
(2)	The rent per occupied square foot data excludes the Mississauga property. All other related data is based on estimates of when the construction on such property is complete.

Our Facilities by Year Acquired – Rental Income

	As of March 31, 2011		As of March 31, 2010		Rental Income by Year of Acquisition(1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Quarter Ended March 31,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	$429,017	$419,117
2009	23	2,147,050	23	2,147,050	3,969,699	3,917,024
2010	19	1,605,950	3	189,750	4,024,324	317,355
2011	16	1,122,800	—	—	786,588	—

All Facilities Owned	61	5,072,300	29	2,533,300	$9,209,628	$4,653,496

(1)	The rental income attributable to our consolidated joint venture is excluded from the above table.

Below are comparisons of rental income and operating income for the 26 wholly-owned self storage facilities that were owned for the entire three month periods ended March 31, 2011 and 2010, respectively:

2011 Rental Income	2010 Rental Income	Increase %	2011 Operating Income(1)	2010 Operating Income(1)	Increase %	No. Of Facilities
$4,398,716	$4,336,141	1.4%	$2,470,331	$2,371,243	4.2%	26

(1)	Operating income excludes asset management fees, interest expense, depreciation and amortization expense.

The weighted average capitalization rate at acquisition for the 61 self storage facilities we owned as of March 31, 2011 was approximately 7.65%. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to the advisor. Estimated first year net operating income on our real estate investments is total estimated revenues, generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our Company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results. This calculation includes several properties in their lease-up period. Upon stabilization of these properties, we expect the weighted average capitalization rate to increase.

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

Results of Operations

Overview

As of March 31, 2011, we owned 61 self storage facilities located in 16 states and Canada, comprising approximately 40,750 units and approximately 5.1 million rentable square feet. As of March 31, 2010, we wholly-owned 29 self storage facilities, located in 14 states, comprising approximately 19,595 units and approximately 2.53 million rentable square feet.

As of March 31, 2011 and 2010, we owned 61 and 29 self storage facilities, respectively. The comparability of our results of operations is significantly affected by acquisition activity in 2011 and 2010 as listed below.

•	In the three months ended March 31, 2011, we acquired 16 self storage facilities for consideration of approximately $68.9 million.

•	In the three months ended March 31, 2010, we acquired 3 self storage facilities for consideration of approximately $24.3 million.

•

The three months ended March 31, 2011 includes additional activity related to 16 facilities that were acquired between April 1, 2010 and December 31, 2010 for consideration of approximately $102 million.

Below is a table intended to illustrate the growth in our facilities owned to provide additional context to the changes in revenues and expenses discussed below:

	2011	2010	Change
January 1,	45	26	+19
March 31,	61	29	+32

Due to the increase in the number of self storage facilities we owned, we believe there is little basis for comparison between the three months ended March 31, 2011 and 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Self Storage Rental Income

Rental income for the three months ended March 31, 2011, was approximately $9.6 million, as compared to rental income for the three months ended March 31, 2010 of approximately $5.1 million. The increase in rental income arises primarily from the increase in the number of self storage facilities we owned. We expect rental income to increase in future periods as we derive rental income for an entire quarter for properties acquired during the first quarter of 2011 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2011 were approximately $5.1 million, as compared to property operating expenses for the three months ended March 31, 2010 of approximately $2.6 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from the increase in the number of self storage facilities we owned. For the three months ended March 31, 2011 and 2010, approximately $1.1 million and $0.5 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities and as we have property operating expenses for an entire quarter for properties acquired during the first quarter of 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were approximately $0.8 million, compared to approximately $0.8 million for the three months ended March 31, 2010. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2011 were approximately $4.9 million, compared to approximately $2.7 million for the three months ended March 31, 2010. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Interest Expense

Interest expense for the three months ended March 31, 2011 was approximately $2.4 million, compared to approximately $1.3 million for the three months ended March 31, 2010 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions and refinance certain of our self storage facilities. The increase between 2010 and 2011 is due to increased debt levels, primarily resulting from the Prudential Portfolio Loan, the Citi Loan, the Bank of America Loans, the Prudential – Long Beach loan and the Dufferin – Toronto – Ontario, Canada loan. We expect interest expense to increase in future periods as we have interest expense for an entire quarter for debt transactions completed during the first quarter of 2011 and if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Property Acquisition Expenses

Property acquisition expenses for the three months ended March 31, 2011 were approximately $1.8 million, compared to approximately $1.1 million for the three months ended March 31, 2010. The increase between 2010 and 2011 is due to increased acquisition activity related to facilities acquired during the three months ended March 31, 2011 and facilities to be acquired during the second quarter of 2011. We expect that such costs will increase in future periods as we increase our acquisition activity.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the three months ended March 31, 2011 was approximately $0.2 million compared to approximately $0.2 million for the three months ended March 31, 2010.

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

Our calculation of FFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss attributable to Strategic Storage Trust, Inc.	$(5,216,063)	$(3,162,934)
Add:
Depreciation	1,857,824	1,005,125
Amortization of intangible assets	3,050,925	1,716,993
Deduct:
Adjustment for noncontrolling interest – consolidated entity(1)	(177,580)	(186,719)

FFO	$(484,894)	$(627,535)

Other Adjustments:

(1)	Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $53,337 and $124,243, respectively, for the three months ended March 31, 2011 and $52,489 and $134,230, respectively, for the three months ended March 31, 2010.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010	Change
Net cash flow provided by (used in):
Operating activities	$(373,906)	$(119,898)	$(254,008)
Investing activities	(35,561,182)	(24,814,062)	(10,747,120)
Financing activities	48,696,438	19,175,380	29,521,058

Cash flows used in operating activities for the three months ended March 31, 2011 and 2010 were approximately $0.4 million and $0.1 million, respectively, an increase in the use of cash of approximately $0.3 million. The increased use of cash is primarily the result of a favorable improvement in the net loss adjusted for depreciation and amortization of $0.4 million, off-set by changes in working capital.

Cash flows used in investing activities for the three months ended March 31, 2011 and 2010 were approximately $35.6 million and $24.8 million, respectively, an increase in the use of cash of $10.7 million. The increase compared to the prior period primarily relates to the increased amount spent on acquisitions in the current quarter as compared with the same quarter of the prior year.

Cash flows provided by financing activities for the three months ended March 31, 2011 and 2010 were approximately $48.7 million and $19.2 million, respectively, an increase of $29.5 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from new debt.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of the Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organization and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

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

The following data supplements, and should be read in conjunction with our prospectus dated April 27, 2011 and the section captioned “Description of Shares – Distribution Policy.”

	Three Months Ended
	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
Distributions paid in cash	$2,692,434		$2,463,666		$2,266,448		$2,003,364		$1,696,367
Distributions reinvested	1,963,793		1,823,230		1,661,398		1,463,181		1,234,525

Total distributions	$4,656,227		$4,286,896		$3,927,846		$3,466,545		$2,930,892

Source of distributions
Cash flows provided by (used in) operations	$(373,906)	(8.1%)	$(1,263,697)	(29.5%)	$1,386,895	35.3%	$940,956	27.1%	($119,898)	(4.1	%)(1)
Proceeds from issuance of common stock	3,066,340	65.9%	3,727,363	86.9%	879,553	22.4%	1,062,408	30.7%	1,816,265	62.0%
Distributions reinvested	1,963,793	42.2%	1,823,230	42.5%	1,661,398	42.3%	1,463,181	42.2%	1,234,525	42.1%

Total sources	$4,656,227	100.0%	$4,286,896	100.0%	$3,927,846	100.0%	$3,466,545	100.0%	$2,930,892	100.0%

(1)	Percentages listed in the table above were calculated by dividing the total sources of distributions by the source indicated. Where negative percentages exist, we used, rather than generated, cash flows from operations. At these times, the percentage of cash flows provided by operations used as a source of distributions appears as a negative number.

Cash flows provided by (used in) operations for the three months ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 include approximately $1.8 million, $2.8 million, $0.5 million, $0.8 million and $1.1 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through March 31, 2011, we paid cumulative distributions of approximately $23.8 million, as compared to cumulative FFO of approximately $(5.4) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2011, we had approximately $185.7 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.7 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of March 31, 2011 was approximately 5.7%. Certain of the potential acquisitions described in Note 10 may be partially funded by the assumption of existing loans. Additionally, certain of the potential acquisitions may be partially funded by proceeds from the issuance of new promissory notes. Thus, if such acquisitions are completed, we expect our indebtedness to increase.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2011:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest(1)	$63,661,126	$7,906,624	$20,355,998	$17,566,548	$17,831,956
Mortgage principal	185,724,773	1,471,008	17,334,414	40,696,185	126,223,166

Total contractual obligations	$249,385,899	$9,377,632	$37,690,412	$58,262,733	$144,055,122

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.

Off-Balance Sheet Arrangements

Except as disclosed in the Note 2 of the Notes to the Consolidated Financial Statements accompanying this report, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the Notes to the Consolidated Financial Statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of March 31, 2011, our debt consisted of approximately $178.5 million in fixed rate debt and approximately $7.2 million in variable rate debt (excluding net unamortized debt discounts of approximately $1.7 million). As of December 31, 2010, our debt consisted of approximately $116.6 million in fixed rate debt and approximately $4.9 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of March 31, 2011:

	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$1,471,008	$4,803,063	$5,333,251	$13,538,272	$27,157,913	$126,223,166	$178,526,673	$181,446,000
Average interest rate	5.62%	5.63%	5.63%	5.65%	5.72%	—	—	—
Variable rate debt(1)	—	$214,092	$6,984,008	—	—	—	$7,198,100	$7,198,100
Average interest rate	5.20%	5.20%	5.20%	—	—	—	—

(1)	Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of March 31, 2011, we had issued approximately 23.3 million shares of common stock in our Offering, raising gross offering proceeds of approximately $232 million. From this amount, we paid approximately $6.1 million in acquisition fees to our Advisor, approximately $22.0 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $17.6 million was reallowed to third-party broker dealers), and approximately $3.5 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired (exclusive of the REIT I Merger Transaction and REIT II Merger Transaction) approximately $213 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No.
333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Company’s Prospectus dated April 27, 2011, Commission File No. 333-146959

10.1	Promissory Note in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011 (“Citi Loan”), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.2	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.3	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.4	Loan Agreement between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005 (“Bank of American Loan”), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.5	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.6	Amendment No. 1 to First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.7	Purchase and Sale Agreement Related to B&B Portfolio dated March 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: May 13, 2011	By:	/s/ Michael S. McClure
Michael S. McClure
Chief Financial Officer and Treasurer