Form 10-Q
period 2011-06-30
Strategic Storage Trust, Inc.
filed 2011-08-11
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2011: 32,056,771, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010. Our results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$14,571,250	$6,438,091
Real estate facilities:
Land	119,657,490	89,547,785
Buildings	231,715,365	166,256,905
Site improvements	29,498,605	18,763,510

	380,871,460	274,568,200
Accumulated depreciation	(10,701,358)	(6,677,014)

	370,170,102	267,891,186
Construction in process	1,358,936	540,966

Real estate facilities, net ($17,157,635 and $17,186,388, respectively, related to VIEs)	371,529,038	268,432,152
Deferred financing costs, net of accumulated amortization	3,727,474	2,326,519
Intangible assets, net of accumulated amortization	17,613,347	14,153,572
Restricted cash	3,745,943	1,921,058
Investments in unconsolidated joint ventures	8,718,651	11,528,669
Other assets	3,417,989	2,561,152

Total assets	$423,323,692	$307,361,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes ($10,185,491 and $10,161,523, respectively, related to VIEs)	$213,352,099	$119,811,948
Accounts payable and accrued liabilities	10,214,203	4,690,570
Due to affiliates	840,041	746,108
Distributions payable	1,775,040	1,557,367

Total liabilities	226,181,383	126,805,993
Commitments and contingencies (Note 7)
Redeemable common stock	1,131,346	4,330,297
Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 31,187,710 and 26,658,061 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	31,188	26,659
Additional paid-in capital	251,503,627	211,685,569
Distributions	(30,797,328)	(20,734,778)
Accumulated deficit	(32,062,834)	(21,598,004)
Accumulated other comprehensive income	238,297	124,412

Total Strategic Storage Trust, Inc. stockholders’ equity	188,912,950	169,503,858

Noncontrolling interests in Operating Partnership	796,199	39,598
Other noncontrolling interests	6,301,814	6,681,467

Total noncontrolling interests	7,098,013	6,721,065

Total stockholders’ equity	196,010,963	176,224,923

Total liabilities and stockholders’ equity	$423,323,692	$307,361,213

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Self storage rental income	$11,121,469	$6,161,245	$20,732,555	$11,212,373
Ancillary operating income	250,391	151,688	443,918	250,792

Total revenues	11,371,860	6,312,933	21,176,473	11,463,165

Operating expenses:
Property operating expenses	4,507,269	2,406,193	8,537,084	4,518,684
Property operating expenses - affiliates	1,311,650	661,166	2,384,541	1,123,543
General and administrative	547,187	720,010	1,369,114	1,564,374
Depreciation	2,186,742	1,230,685	4,063,723	2,254,958
Intangible amortization expense	3,477,317	1,961,451	6,528,242	3,677,444
Property acquisition expenses - affiliates	1,110,722	703,523	2,343,881	1,324,242
Other property acquisition expenses	754,730	131,165	1,330,045	616,182

Total operating expenses	13,895,617	7,814,193	26,556,630	15,079,427

Operating loss	(2,523,757)	(1,501,260)	(5,380,157)	(3,616,262)
Other income (expense):
Interest expense	(2,737,374)	(1,347,012)	(5,125,168)	(2,613,494)
Deferred financing amortization expense	(128,920)	(57,222)	(461,024)	(106,166)
Equity in earnings of real estate ventures	201,754	218,422	446,710	446,788
Interest income	592	700	809	1,064
Other	(211,371)	(22,347)	(222,065)	(95,829)

Net loss	(5,399,076)	(2,708,719)	(10,740,895)	(5,983,899)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	37,321	700	51,627	1,700
Net loss attributable to other noncontrolling interests	112,988	118,463	224,438	224,652

Net loss attributable to Strategic Storage Trust, Inc.	$(5,248,767)	$(2,589,556)	$(10,464,830)	$(5,757,547)

Net loss per share - basic	$(0.17)	$(0.13)	$(0.36)	$(0.30)
Net loss per share - diluted	$(0.17)	$(0.13)	$(0.36)	$(0.30)

Weighted average shares outstanding - basic	30,077,883	20,548,296	28,991,912	19,178,952
Weighted average shares outstanding - diluted	30,077,883	20,548,296	28,991,912	19,178,952

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests in Operating Partnership	Total
Balance as of December 31, 2010	26,658,061	$26,659	$211,685,569	$(20,734,778)	$(21,598,004)	$124,412	$6,721,065	$176,224,923
Gross proceeds from issuance of common stock	4,530,686	4,530	45,223,509	—	—	—	—	45,228,039
Offering costs	—	—	(5,418,473)	—	—	—	(70,570)	(5,489,043)
Additions to redeemable common stock	—	—	112,631	—	—	—	—	112,631
Redemptions of common stock	(439,019)	(439)	(4,249,266)	—	—	—	—	(4,249,705)
Issuance of restricted stock	2,500	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(10,062,550)	—	—	—	(10,062,550)
Distributions for noncontrolling interests	—	—	—	—	—	—	(180,345)	(180,345)
Issuance of shares for distribution reinvestment plan	435,482	435	4,136,639	—	—	—	—	4,137,074
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	903,928	903,928
Stock based compensation expense	—	—	13,018	—	—	—	—	13,018
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(10,464,830)	—	—	(10,464,830)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(276,065)	(276,065)
Foreign currency translation adjustment	—	—	—	—	—	113,885	—	113,885

Total comprehensive loss	—	—	—	—	—	—	—	(10,627,010)

Balance as of June 30, 2011	31,187,710	$31,188	$251,503,627	$(30,797,328)	$(32,062,834)	$238,297	$7,098,013	$196,010,963

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(10,740,895)	$(5,983,899)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	11,052,989	6,050,076
Noncash interest expense	179,259	117,253
Expense related to issuance of restricted stock	13,021	9,896
Foreign currency exchange gain	(35,359)	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,819,237)	282,597
Other assets	(722,113)	(6,093)
Accounts payable and other accrued liabilities	1,981,627	508,826
Due to affiliates	271,401	(157,598)

Net cash flows provided by operating activities	180,693	821,058

Cash flows from investing activities:
Purchases of real estate	(78,598,272)	(44,175,304)
Additions to construction in process	(817,970)	(500,823)
Additions to real estate facilities	(2,024,362)	(463,630)
Return of investment in unconsolidated joint ventures	41,000	61,790
Deposits on acquisition of real estate facilities	(9,902)	—
Additional investment in unconsolidated joint venture	—	(265,000)
Additional investment in noncontrolling interest	—	(184,251)

Net cash flows used in investing activities	(81,409,506)	(45,527,218)

Cash flows from financing activities:
Principal payments on secured promissory notes	(797,273)	(257,176)
Repayment of secured promissory notes	(9,939,555)	(3,255,000)
Proceeds from issuance of secured promissory notes	72,700,900	—
Deferred financing costs	(1,861,473)	(814,654)
Gross proceeds from issuance of common stock	45,228,039	50,938,746
Redemptions of common stock	(4,249,705)	(1,100,313)
Offering costs	(5,489,043)	(5,703,289)
Escrow receivable	(123,850)	(205,924)
Due to affiliates	(150,971)	194,908
Distributions paid	(5,707,803)	(3,699,731)
Distributions paid to noncontrolling interests	(180,345)	(162,308)

Net cash flows provided by financing activities	89,428,921	35,935,259

Effect of exchange rate changes on cash	(66,949)	—
Increase (decrease) in cash and cash equivalents	8,133,159	(8,770,901)
Cash and cash equivalents, beginning of period	6,438,091	23,778,458

Cash and cash equivalents, end of period	$14,571,250	$15,007,557

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$4,668,618	$2,490,879
Interest capitalized	$112,450	$—
Distributions payable	$1,775,040	$1,237,415
Issuance of shares pursuant to distribution reinvestment plan	$4,137,074	$2,697,706
Seller notes payable issued in connection with purchase of real estate facilities	$—	$4,800,000
Assumption of notes payable issued in connection with purchase of real estate facilities	$31,291,119	$3,199,696
Issuance of limited partnership units in connection with the purchase of real estate facilities	$903,928	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

On August 24, 2007, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are currently offering a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of June 30, 2011, in connection with our Offering, we had issued approximately 25.8 million shares of our common stock for gross proceeds of approximately $257 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time. In addition to the Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor.

Our dealer manager, U.S. Select Securities LLC, a Virginia limited liability company (our “Dealer Manager”) is an affiliate of our Sponsor. Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of June 30, 2011, we owned 99.35% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.06%) and unaffiliated third parties (0.59%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary (the “TRS”), which is our wholly-owned subsidiary.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 114,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of the Operating Partnership’s other limited partnership units, except that they are subject to an annual distribution limit (initially zero percent) and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 7). Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities. As of June 30, 2011, we owned 72 self storage facilities located in 17 states and Canada, comprising approximately 47,040 units and approximately 5.9 million rentable square feet. As of June 30, 2011, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Certain information and

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Consolidation Considerations for Our Investments in Joint Ventures

Recently amended accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2011 and December 31, 2010, we had entered into contracts/interests that are deemed to be variable interests in VIEs. Those variable interests include both lease agreements and equity investments. We have evaluated those variable

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of June 30, 2011 and December 31, 2010, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) that was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through our merger with REIT I. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of 10 years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of June 30, 2011, the consolidated joint venture had net real estate assets of approximately $17.2 million and net intangible assets of approximately $0.2 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured promissory notes and approximately $6.3 million of noncontrolling interest related to this entity. The lenders of the secured promissory notes have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily allocated approximately $10 million of purchase price to intangible assets to recognize the value of in-place leases related to our acquisitions in the first six months of 2011. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three and six months ended June 30, 2011 we expensed approximately $1.9 million and $3.7 million, respectively, of acquisition related transaction costs and during the three and six months ended June 30, 2010 we expensed approximately $0.8 million and $1.9 million, respectively of acquisition related transaction costs.

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

Land, Building, Site Improvements and Depreciation

Land is recorded at historical cost. Buildings and site improvements are recorded at cost and depreciated over estimated useful lives using the straight-line method.

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	25 to 40 years
Site Improvements	7 to 15 years

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of June 30, 2011 and December 31, 2010, no impairment losses have been recognized.

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment, are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2011 and December 31, 2010, accumulated amortization of in-place lease intangibles totaled approximately $17.5 million and $10.9 million, respectively.

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

June 30, 2011

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

The remaining interest is in a net leased industrial property (“Hawthorne property”) located in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property, the carrying value in such investment is approximately $1.4 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC that entitles us to distributions equal to 10% per annum on our investment of approximately $6.6 million. The preferred equity interest has a redemption date in November 2011, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.7 million loan secured by the Hawthorne property. The loan has a maturity date of August 1, 2020. As of June 30, 2011, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $27.7 million.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2011 and December 31, 2010, accumulated amortization of deferred financing costs totaled approximately $0.7 million and $0.4 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the Primary Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2011, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

June 30, 2011

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

During the six months ended June 30, 2011, we redeemed approximately 439,000 shares of common stock for approximately $4.2 million. As of June 30, 2011, there were approximately 316,000 shares related to redemption requests to be processed subsequent to June 30, 2011. On July 29, 2011, we satisfied all of the eligible redemption requests. The redemption of these shares totaled approximately $3.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2011.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three and six months ended June 30, 2011, there was a net loss recorded of approximately $16,000 and a net gain recorded of approximately $35,000, respectively.

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

June 30, 2011

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

The table below summarizes our fixed rate notes payable at June 30, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2011
	Fair Value	Carrying Value
Fixed Rate Secured Promissory Notes	$209,079,000	$206,185,499

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

June 30, 2011

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For both the three and six months ended June 30, 2011 and 2010, 6,875 and 6,875 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive. Our Operating Partnership units are convertible to shares based on certain restrictions. For both the three and six months ended June 30, 2011, 203,663 units were not included in the diluted weighted average shares as such shares were antidilutive. For both the three and six months ended June 30, 2010, 20,000 units, were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), was

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We expect to adopt the provisions of ASU 2011-04 for the interim period ending March 31, 2012. We are in process of evaluating the impact of this guidance on our consolidated financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate the adoption of this ASU to have a material impact on our consolidated financial statements.

Note 3. USA Self Storage I, DST Acquisition

On February 1, 2011, we, through an indirect wholly-owned subsidiary, closed on the purchase of an additional 73.824% in beneficial interests (“Interests”) in USA Self Storage I, DST (the “DST”), a Delaware Statutory Trust sponsored by our Sponsor, from 36 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases was contingent upon any of the others. The agreed upon purchase price of the properties relating to the Interests acquired was approximately $27.7 million ($37.55 million total purchase price multiplied by 73.824%), consisting of $10.2 million in cash and the ratable portion of approximately $17.5 million of three separate bank loans held by the three property owning subtrusts (the “Subtrusts”) of the DST (the “Bank of America Loans”).

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

June 30, 2011

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

The properties owned by the Subtrusts are subject to the three Bank of America Loans, which had an aggregate principal balance of approximately $23.8 million as of February 1, 2011. The Bank of America Loans bear a fixed interest rate of 5.18%, had original terms of 10 years and mature on November 1, 2015. The Bank of America Loans required monthly interest-only payments during the first three years of their terms and now require monthly principal-and-interest payments based on a 30-year amortization period. Each of the Bank of America Loans is secured only by the properties owned by the respective Subtrust that obtained such loan.

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2011:

Real estate facilities
Balance at December 31, 2010	$274,568,200
Facility acquisitions	103,980,429
Impact of foreign exchange rate changes	298,469
Improvements and additions	2,024,362

Balance at June 30, 2011	$380,871,460

Accumulated depreciation
Balance at December 31, 2010	$(6,677,014)
Depreciation expense	(4,024,344)

Balance at June 30, 2011	$(10,701,358)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

The following table summarizes the preliminary purchase price allocation for our acquisitions for the six months ended June 30, 2011:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total (1)	Debt Assumed or Issued (2) (3)	2011 Revenue (4)	2011 Property Operating Income (4) (5)
Concord – NC(6)	2/1/2011	$2,809,179	$290,000	$3,099,179	$2,262,355	$159,224	$74,155
Hickory – NC(6)	2/1/2011	3,068,239	300,000	3,368,239	2,116,866	178,102	110,543
Morganton – NC(6)	2/1/2011	2,479,875	420,000	2,899,875	2,458,764	170,723	98,995
El Paso II – TX(6)	2/1/2011	4,028,337	560,000	4,588,337	2,493,626	236,145	143,858
El Paso III – TX(6)	2/1/2011	5,584,356	510,000	6,094,356	3,312,103	299,299	199,110
El Paso IV – TX(6)	2/1/2011	3,394,766	300,000	3,694,766	2,007,996	182,654	105,002
El Paso V – TX(6)	2/1/2011	3,535,809	420,000	3,955,809	2,149,865	208,160	129,294
Dallas – TX(6)	2/1/2011	4,108,217	450,000	4,558,217	2,477,257	272,431	126,983
Lawrenceville I – GA(6)	2/1/2011	1,529,603	150,000	1,679,603	1,493,828	122,849	51,059
Lawrenceville II – GA(6)	2/1/2011	2,832,445	260,000	3,092,445	2,750,402	143,461	66,514
Mississauga – Mississauga – Ontario, Canada(7) (8)	3/11/2011	5,662,250	—	5,662,250	—	—	(1,533)
El Paso – TX(9)	3/17/2011	1,560,000	40,000	1,600,000	—	31,449	(13,772)
Las Vegas VII – NV(10)	3/25/2011	4,589,867	460,000	5,049,867	—	149,061	73,855
Las Vegas VIII – NV(10)	3/25/2011	4,919,309	390,000	5,309,309	—	162,513	90,725
SF Bay Area – Morgan Hill – CA	3/30/2011	5,654,098	680,000	6,334,098	3,089,522	202,081	120,713
SF Bay Area – Vallejo – CA	3/30/2011	7,266,974	670,000	7,936,974	4,678,535	231,766	129,356
Peachtree City – GA	6/10/2011	4,890,000	520,000	5,410,000	2,645,000	35,016	16,723
Buford – GA	6/10/2011	2,357,000	200,000	2,557,000	1,350,000	27,525	12,122
Jonesboro – GA	6/10/2011	2,295,000	200,000	2,495,000	1,100,000	31,021	13,606
Ellenwood – GA	6/10/2011	2,114,225	196,775	2,311,000	1,260,000	23,828	9,253
Marietta II – GA	6/10/2011	2,452,200	227,800	2,680,000	1,200,000	22,956	5,862
Collegeville – PA	6/10/2011	2,835,500	263,500	3,099,000	1,515,000	31,332	11,640
Skippack – PA	6/10/2011	2,113,000	280,000	2,393,000	1,170,000	28,069	11,449
Ballston Spa – NY	6/10/2011	4,706,760	437,240	5,144,000	2,515,000	47,484	27,428
Trenton – NJ	6/10/2011	6,993,000	800,000	7,793,000	3,810,000	56,392	28,674
Fredericksburg – VA	6/10/2011	3,911,625	363,375	4,275,000	2,090,000	37,134	20,668
Sandston – VA	6/10/2011	6,288,795	584,205	6,873,000	3,360,000	50,268	30,864

Total		$103,980,429	$9,972,895	$113,953,324	$53,306,119	$3,140,943	$1,693,146

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	See Note 5 for specific terms of the debt.
(3)	Amounts include the estimated preliminary fair value adjustment of debt.
(4)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(5)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(6)	See Note 3 for additional information related to the acquisition of these properties.
(7)	Allocation (excludes estimated conversion costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(8)	Property is under construction; therefore the property generated no revenue or operating income as of June 30, 2011.
(9)	Acquisition is subject to an “earn out” provision. The allocation above includes the estimated fair value of such “earn out.”
(10)	Consideration provided included approximately 114,000 Class D Units.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2011 along with supplementary pro forma information.

All of the above transactions were acquired from unaffiliated third parties. Acquisition fees paid to our Advisor for the three and six months ended June 30, 2011 totaled approximately $1.1 million and $2.3 million, respectively.

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying value as of:
Encumbered Property	June 30, 2011	December 31, 2010	Stated Interest Rate	Maturity Date
Crescent Springs	$800,000	$800,000	5.00%	2/11/2014
Florence, Walton	3,700,000	3,700,000	5.00%	2/11/2014
Biloxi, Gulf Breeze(1)	—	4,939,555	6.50%	4/1/2012
Montgomery	2,872,190	2,905,005	6.42%	7/1/2016
Seabrook	4,616,344	4,648,475	5.73%	1/1/2016
Greenville	2,313,283	2,329,399	5.65%	3/1/2016
Kemah	9,031,181	9,086,648	6.20%	6/1/2016
Memphis	2,555,233	2,572,089	5.67%	12/1/2016
Tallahassee	7,650,000	7,650,000	6.16%	8/1/2016
Houston	2,070,870	2,087,590	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%	12/1/2016

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

	Carrying value as of:
Encumbered Property	June 30, 2011	December 31, 2010	Stated Interest Rate		Maturity Date
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,772,300	1,844,445	5.47%		8/1/2020
Mesa	3,130,780	3,161,123	5.38%		4/1/2015
Riverdale	4,800,000	4,800,000	4.00%		5/14/2014
Prudential Portfolio Loan(2)	32,253,172	32,475,887	5.42	%(3)	9/5/2019
Long Beach(1)	—	5,000,000	10.00%		1/31/2011
Dufferin – Toronto – Ontario, Canada	7,166,600	—	5.20	%(4)	12/15/2013
Citi Loan(5)	29,002,839	—	5.77%		2/6/2021
Bank of America Loan – 1(6)	4,509,834	—	5.18%		11/1/2015
Bank of America Loan – 2(7)	6,833,607	—	5.18%		11/1/2015
Bank of America Loan – 3(8)	12,282,707	—	5.18%		11/1/2015
Prudential – Long Beach(9)	6,784,458	—	5.27%		9/5/2019
SF Bay Area – Morgan Hill – CA	3,029,698	—	5.75%		4/1/2013
SF Bay Area – Vallejo – CA	4,521,238	—	6.04%		6/1/2014
Citi Las Vegas Loan(10)	7,700,000	—	5.26%		6/6/2021
ING Loan(11)	22,015,000	—	5.47%		7/1/2021
Net fair value adjustment	(1,599,235)	(1,728,268)

Total mortgage loans and notes payable	$213,352,099	$119,811,948

(1)	These loans were repaid in their entirety in January 2011.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie, Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43% and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	On January 12, 2011, we encumbered the Toronto property with a Canadian dollar denominated loan of $7 million which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at June 30, 2011 was 5.20%.
(5)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St. Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV).

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in (2).
(10)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties.
(11)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans has a term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

On January 28, 2011, we encumbered eleven of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi loan in limited circumstances set forth in the loan documents. The Citi loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of June 30, 2011 was approximately $52 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

On May 25, 2011, we, through two special purpose entities, encumbered the Las Vegas VII property and the Las Vegas VIII property with a loan from The Citigroup Global Markets Realty Corp. (the “Citi Las Vegas Loan”). in the total principal amount of approximately $7.7 million The Citi Las Vegas Loan bears interest at a rate of 5.26% per annum and has a term of 10 years.

On June 10, 2011, in connection with our acquisition of a portfolio of 11 self storage properties located in five states (the “B&B Portfolio”), we, through 11 special purpose entities, entered into a loan agreement and various promissory notes and other loan documents for 11 individual loans obtained from ING Life Insurance and Annuity Company in the principal amount of approximately $22 million (collectively, the “ING Loan”). The proceeds from the ING Loan were used to help fund the acquisition of the B&B Portfolio. Each of the individual loans comprising the ING Loan has a term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021. Each of the loans bears a fixed interest rate of 5.47%, based on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis, and we may prepay the ING Loan after July 1, 2012 upon 60 days’ written notice to ING, subject to a prepayment premium.

The ING Loan is secured by interests in the 11 properties constituting the B&B Portfolio (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). The security instruments for each encumbered property are cross-collateralized and cross-defaulted with those related to the other encumbered properties. In addition, each of the 11 property-owning special purpose entities has guaranteed the obligations under each of the other 10 loans and granted a junior security interest in the encumbered property owned by the respective special purpose entity.

We have guaranteed the obligations of the 11 special purpose entities under the ING Loan in certain limited circumstances set forth in the loan documents. The ING Loan contains a number of other customary terms and covenants.

As of June 30, 2011 and December 31, 2010, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $340 million and $193 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

The following table presents the future principal payment requirements on outstanding secured promissory notes as of June 30, 2011:

2011	$1,209,519
2012	5,424,376
2013	12,716,879
2014	13,993,512
2015	27,638,428
2016 and thereafter	153,968,620

Total payments	214,951,334
Unamortized fair value adjustment	(1,599,235)

Total	$213,352,099

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2011 was approximately 5.6%.

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

Advisory Agreement

We do not expect to have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. As of June 30, 2011, we do not believe that total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) below for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three months ended June 30, 2011). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended June 30, 2011, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the REIT I merger transaction and the USA Self Storage I, DST acquisition, generally equal to 6.0% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. The properties acquired in the REIT I merger transaction and USA Self Storage I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, the monthly property management fees for properties acquired from REIT II have been waived until the FFO of the properties acquired from REIT II, as defined in the merger agreement relating to the REIT II merger transaction, reaches $0.70 per share. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011 Incurred	Three Months Ended June 30, 2010 Incurred	Six Months Ended June 30, 2011 Incurred	Six Months Ended June 30, 2010 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)(1)	$32,672	$184,130	$303,319	$388,849
Asset management fees	681,581	338,786	1,246,927	583,741
Property management fees	630,069	322,380	1,137,614	539,802
Acquisition expenses	1,110,722	703,523	2,343,881	1,324,242
Additional Paid-in Capital
Selling commissions	1,526,887	1,828,138	3,081,698	3,501,162
Dealer Manager fee	654,381	783,488	1,320,728	1,500,498
Reimbursement of offering costs	144,370	90,540	264,127	195,834

Total	$4,780,682	$4,250,985	$9,698,294	$8,034,128

(1)	For the three months ended June 30, 2011, the Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $250,000. Such amounts were waived permanently and accordingly, will not be paid to the Advisor.

As of June 30, 2011 and December 31, 2010, we had amounts due to affiliates totaling $840,041 and $746,108, respectively.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of common stock for sale pursuant to the distribution reinvestment plan. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

days’ prior written notice to stockholders. As of June 30, 2011 we have sold approximately 1.3 million shares through our distribution reinvestment plan.

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

See Note 2 for further discussion of redeemable common stock and our share redemption program, also see Note 11 for a description of an amendment to our share redemption program.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. The holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights: (1) until the earlier of (a) a listing of our shares or (b) our merger into another entity whereby our stockholders receive securities listed on a national securities exchange; or (2) until FFO of the properties contributed by the holders of the Class D Units reaches $0.70 per share, based on our fully-loaded cost of equity. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Sponsor is acting as our sponsor.

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

June 30, 2011

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

Note 8. Declaration of Distributions

On June 16, 2011, our board of directors declared a distribution rate for the third quarter of 2011 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on July 1, 2011 and continuing on each day thereafter through and including September 30, 2011.

Note 9. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Total revenues	$6,312,933	$6,937,875	$7,760,142	$9,804,613	$11,371,860
Total operating expenses	$7,814,193	$7,850,442	$11,079,116	$12,661,013	$13,895,617
Net loss	$(2,708,719)	$(2,310,354)	$(4,952,762)	$(5,341,819)	$(5,399,076)
Net loss attributable to the Company	$(2,589,556)	$(2,199,012)	$(4,834,256)	$(5,216,063)	$(5,248,767)
Net loss per share-basic and diluted	$(0.13)	$(0.10)	$(0.19)	$(0.19)	$(0.17)

Note 10. Potential Acquisition

We have entered into a purchase and sale agreement for one additional self storage facility. We expect to close such acquisition before the end of the third quarter of 2011:

Property	Date of Purchase and Sale Agreement	Acquisition Price	Year Built/ Converted	Approx. Units	Approx. Rentable Sq. Ft. (net)
SF Bay Area – Gilroy – CA	9/14/10	$6,560,000	1999	610	63,500

There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit earnest money as a result.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 11. Subsequent Events

Acquisitions

We closed on the acquisitions of the following properties subsequent to June 30, 2011 from unaffiliated third parties:

Property	Acquisition Date	Acquisition Price(1)		Year Built	Approx. Units	Approx. Sq. Ft. (net)	Acquisition Fees Paid to Our Advisor
Ladera Ranch – CA	7/6/2011	$20,900,000	(2)	2003	980	114,000	$522,000
SF Bay Area – San Lorenzo – CA	7/15/2011	$2,850,000		2000	640	62,000	$71,250
Hampton – VA	7/20/2011	$4,900,000		2007	640	70,200	$122,500
Las Vegas V – NV	7/21/2011	$4,470,000		1997	790	88,000	$111,750

Total		$33,120,000			3,050	334,200	$827,500

(1)	The acquisition prices noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	Includes an adjoining parcel of vacant land, which had an acquisition price of approximately $3.9 million.

Financing

KeyBank Credit Facility

On July 1, 2011, we obtained a delayed draw credit facility (the “KeyBank Credit Facility”) from KeyBank, National Association, as administrative agent (“KeyBank”). The total principal amount of commitments available under the KeyBank Credit Facility is $22.0 million, of which $15.0 million was initially drawn on July 1, 2011 in one loan secured by our Las Vegas III, Las Vegas VI and La Cienega-LA properties. We used a portion of this initial $15.0 million draw on the KeyBank Credit Facility to assist in financing the acquisition of the Ladera Ranch property. On July 20, 2011 in connection with closing the Hampton property an additional draw of $3.0 million was made. We intend to draw the remaining $4.0 million at a later date to finance the closing of our pending acquisition of the SF Bay Area – Gilroy property.

The KeyBank Credit Facility has a term of 90 days and matures on September 29, 2011, subject to a 90-day extension at our option upon meeting certain conditions set forth in the credit agreement. We may prepay or terminate the KeyBank Credit Facility, in whole or in part, at any time without fees or penalty, subject to certain limitations set forth in the credit agreement. Commencing on September 1, 2011, if the outstanding amount due under the KeyBank Credit Facility at any time is greater than 60% of the aggregate acquisition cost of the encumbered properties, 100% of the net proceeds of our public offering (after selling commissions, the dealer manager fee and offering expenses) must be applied on a weekly basis to reduce the outstanding amount due under the KeyBank Credit Facility to no greater than 60% of the aggregate acquisition cost of the encumbered properties. The loans under the KeyBank Credit Facility bear a variable interest rate that equaled 3.19% per annum on the loan date. Pursuant to a guaranty, we serve as a guarantor of the obligations of the Operating Partnership and the related property-holding special purpose entities for the loans under the KeyBank Credit Facility, and, pursuant to a pledge and security agreement, we pledged the net proceeds from our public offering to secure the loans under certain circumstances. The KeyBank Credit Facility is subject to a number of other customary fees, terms and covenants.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Ladera Ranch Mortgage Loan

In connection with the acquisition of the Ladera Ranch property, we assumed a mortgage loan with a principal balance of approximately $7.0 million. The assumed loan matures on June 1, 2016 and bears a fixed interest rate of 5.84% per annum on a 30-year amortization schedule.

San Lorenzo Mortgage Loan

In connection with the acquisition of the San Lorenzo property, we assumed a mortgage loan with a principal balance of approximately $2.2 million. The assumed loan matures on January 1, 2014 and bears a fixed interest rate of 6.068% per annum on a 30-year amortization schedule.

Las Vegas V Mortgage Loan

In connection with the acquisition of the Las Vegas V property, we assumed a mortgage loan with a principal balance of approximately $1.7 million. The assumed loan matures on July 1, 2015 and bears a fixed interest rate of 5.02% per annum on a 30-year amortization schedule.

Offering Status

As of August 8, 2011, in connection with our Offering we have issued approximately 27 million shares of our common stock for gross proceeds of approximately $269 million.

Share Redemption Program

Our board of directors has amended the terms of our share redemption program; such amendment will be effective as of October 1, 2011. The material terms of our share redemption program will remain the same, except we have (1) changed the redemption price per share after one year from the purchase date to 90.0% (from 92.5%) of the purchase price; after two years from the purchase date to 92.5% (from 95.0%) of the purchase price; and after three years from the purchase date to 95.0% (from 97.5%) of the purchase price; (2) clarified that we will not accept redemption requests for shares subject to liens or encumbrances, and (3) clarified our procedures for redemption requests from stockholders subject to long-term care facilities, bankruptcy, qualifying disabilities and death. In all other respects our share redemption program remains the same. The complete terms of our share redemption program, as so revised, are described in detail in our Form S-11/A Registration Statement (Commission File No. 333-168905) filed with the SEC on January 24, 2011.

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

On March 17, 2008, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 22, 2008, we satisfied the minimum offering requirements of the Primary Offering and commenced formal operations. As of June 30, 2011, we had sold approximately 25.8 million shares of our common stock, including shares sold through our distribution reinvestment plan, for gross offering proceeds of approximately $257 million. We intend to invest a substantial amount of the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. We may continue to sell shares in the Offering until the earlier of 180 days after the third anniversary of the effective date of the Offering, September 17, 2011, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-168905), which we initially filed with the SEC on August 17, 2010. We also reserve the right to terminate the Offering at any time.

As of June 30, 2011, we owned 72 self storage facilities located in 17 states and Canada, comprising approximately 47,040 units and approximately 5.9 million rentable square feet. As of June 30, 2011, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of June 30, 2010, we owned 34 self storage facilities located in 14 states, comprising approximately 23,485 units and approximately 2.9 million rentable square feet.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired.

Strategic Capital Holdings, LLC (our “Sponsor”) is the sponsor of our Offering. Our Sponsor was formed in 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager, Strategic Storage Property Management, LLC (our “Property Manager”).

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

As of June 30, 2011, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate Controlled %(2)	Revenue % (3)
Alabama (4)	2	1,075	144,500		2.5%	68.1%	49.1%	1.7%
Arizona	4	1,970	242,850		4.1%	70.4%	21.8%	3.2%
California (4)	5	4,250	561,700		9.5%	83.3%	19.8%	16.1%
Florida	6	5,850	602,150		10.2%	75.5%	59.5%	13.9%
Georgia	9	4,870	663,200		11.3%	76.4%	29.5%	4.7%
Illinois	4	2,475	370,400	(5)	6.3%	69.5%	7.0%	6.4%
Kentucky	5	2,800	401,000		6.8%	84.1%	2.0%	6.6%
Mississippi	1	600	66,600		1.1%	62.0%	12.2%	0.8%
Nevada	7	3,920	475,700		8.1%	72.8%	71.0%	10.2%
New Jersey	4	3,560	336,000		5.7%	77.3%	55.1%	10.0%
New York	1	690	82,800		1.4%	93.8%	20.2%	0.0%
North Carolina	3	1,580	178,900		3.0%	83.2%	20.7%	2.8%
Ontario, Canada(6)	2	1,860	211,000		3.6%	60.9%	96.7%	2.8%
Pennsylvania	4	2,220	269,900		4.6%	72.2%	17.1%	2.5%
South Carolina	1	460	65,200		1.1%	92.0%	66.0%	1.4%
Tennessee	1	800	100,400		1.7%	87.7%	0.0%	1.4%
Texas(4)	10	6,250	933,300		15.8%	85.2%	19.2%	14.1%
Virginia	3	1,810	187,600		3.2%	83.9%	49.9%	1.4%

Total	72	47,040	5,893,200		100%	78.2%	32.4%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of June 30, 2011.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of June 30, 2011 for each state.
(3)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month ended June 30, 2011.
(4)	Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.
(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Mississauga property is currently vacant, while under construction, thus the related occupancy statistics exclude this property.

The map below shows the geographic location of our self storage portfolio as of June 30, 2011.

As of June 30, 2011, we owned the following preferred equity and/or minority interests:

Property	% Owned	Acquisition Date (1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% Physical Occupancy(2)	% Climate Controlled(3)
WP Baltimore Self Storage – MD	11.5%	9/24/2009	2004	500	70,900	84.5%	0.0%
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010	1909/2000	1,100	77,900	79.1%	0.0%
Hawthorne Property (4) – CA	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a
Southwest Colonial, DST –TX	0.28%	9/24/2009	1981-2007	2,850	369,600	84.6%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997-2005	1,600	152,900	82.4%	100.0%

Total				6,050	1,027,300	83.5%	18.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of June 30, 2011.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of June 30, 2011.
(4)	Not a self storage facility. We have a 12% direct investment in Westport LAX LLC, the entity owning this property, and an indirect interest in Westport LAX LLC through a preferred equity investment in Hawthorne LLC, which has a direct investment in Westport LAX LLC.

A summary of the wholly-owned facilities that we have acquired through June 30, 2011 is as follows:

Our Facilities by Year Acquired – Average Physical Occupancy

	As of June 30, 2011		As of June 30, 2010		Average Physical Occupancy % (1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Six Months Ended June 30,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	82%	84%
2009	23	2,147,050	23	2,147,050	83%	79%
2010	19	1,605,950	8	559,250	72%	80%
2011(2)	27	1,943,700	—	—	85%	—

All Facilities Owned	72	5,893,200	34	2,902,800	80%	80%

(1)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(2)	The average physical occupancy data excludes the Mississauga property. All other related data is based on estimates of when the construction on such property is complete.

Our Facilities by Year Acquired – Rent Per Occupied Square Foot

	As of June 30, 2011		As of June 30, 2010		Rent Per Occupied Square Foot (1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Six Months Ended June 30,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	$0.86	$0.81
2009	23	2,147,050	23	2,147,050	0.72	0.74
2010	19	1,605,950	8	559,250	1.11	1.46
2011(2)	27	1,943.700	—	—	0.66	—

All Facilities Owned	72	5,893,200	34	2,902,800	$0.83	$0.81

(1)	Determined by dividing the aggregate rental revenue for each applicable month by the aggregate of the month-end occupied square feet for the period. Properties are included in the calculation in their first full month of operations. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.
(2)	The rent per occupied square foot data excludes the Mississauga property. All other related data is based on estimates of when the construction on such property is complete.

Our Facilities by Year Acquired – Rental Income

	As of June 30, 2011		As of June 30, 2010		Rent by Year of Acquisition(1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Six Months Ended June 30,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	$833,771	$805,777
2009	23	2,147,050	23	2,147,050	7,612,928	7,536,676
2010	19	1,605,950	8	559,250	7,705,830	1,481,058
2011	27	1,943,700	—	—	2,545,189	—

All Facilities Owned	72	5,893,200	34	2,902,800	$18,697,718	$9,823,511

(1)	The rental income attributable to our consolidated joint venture is excluded from the above table. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.

Below are comparisons of rental income and operating income for the 29 wholly-owned self storage facilities that were owned for the entire three month period ended June 30, 2011 and 2010, respectively:

2011 Revenue (2)	2010 Revenue (2)	Increase %	2011 Operating Income(1)	2010 Operating Income(1)	Increase %	No. Of Facilities
$5,300,379	$5,224,428	1.4%	$3,078,815	$3,013,907	2.1%	29

(1)	Operating income excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(2)	Revenue includes rental income, ancillary income, administrative and late fees.

The weighted average capitalization rate at acquisition for the 72 self storage facilities we owned as of June 30, 2011 was approximately 7.65%. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to the advisor. Estimated first year net operating income on our real estate investments is total estimated revenues, generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation, amortization expense, acquisition expenses and our Company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results. This calculation includes several properties in their lease-up period. Upon stabilization of these properties, we expect the weighted average capitalization rate to increase.

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

Results of Operations

Overview

As of June 30, 2011, we owned 72 self storage facilities located in 17 states and Canada, comprising approximately 47,040 units and approximately 5.9 million rentable square feet. As of June 30, 2010, we wholly-owned 34 self storage facilities, located in 14 states, comprising approximately 23,485 units and approximately 2.9 million rentable square feet.

As of June 30, 2011 and 2010, we owned 72 and 34 self storage facilities, respectively. The comparability of our results of operations is significantly affected by acquisition activity in 2011 and 2010 as listed below.

•	In the six months ended June 30, 2011, we acquired 27 self storage facilities for consideration of approximately $114 million.

•	In the six months ended June 30, 2010, we acquired 8 self storage facilities for consideration of approximately $52.2 million.

•

The three and six months ended June 30, 2011 includes additional activity related to 11 facilities that were acquired between July 1, 2010 and December 31, 2010 for consideration of approximately $74.3 million.

Below is a table intended to illustrate the growth in our facilities owned to provide additional context to the changes in revenues and expenses discussed below:

	2011	2010	Change
January 1,	45	26	+19
March 31,	61	29	+32
June 30,	72	34	+38

Due to the increase in the number of self storage facilities we owned, we believe there is little basis for comparison between the three and six months ended June 30, 2011 and 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Self Storage Rental Income

Rental income for the three months ended June 30, 2011, was approximately $11.4 million, as compared to rental income for the three months ended June 30, 2010 of approximately $6.3 million. The increase in rental income arises primarily from the increase in the number of self storage facilities we owned. We expect rental income to increase in future periods as we derive rental income for an entire quarter for properties acquired during the second quarter of 2011 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2011 were approximately $5.8 million, as compared to property operating expenses for the three months ended June 30, 2010 of approximately $3.1 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from the increase in the number of self storage facilities we owned. For the three months ended June 30, 2011 and 2010, approximately $1.3 million and $0.7 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities and as we have property operating expenses for an entire quarter for properties acquired during the second quarter of 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were approximately $0.5 million, compared to approximately $0.7 million for the three months ended June 30, 2010. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. The decrease is primarily due to the Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the Advisory Agreement; such amounts totaled approximately $250,000 for the three months ended June 30, 2011. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2011 were approximately $5.7 million, compared to approximately $3.2 million for the three months ended June 30, 2010. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended June 30, 2011 were approximately $1.9 million, compared to approximately $0.8 million for the three months ended June 30, 2010. The increase between 2010 and 2011 is due to increased acquisition activity related to facilities acquired during the three months ended June 30, 2011 and facilities to be acquired during the third quarter of 2011. We expect that such costs will fluctuate in future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2011 was approximately $2.7 million, compared to approximately $1.3 million for the three months ended June 30, 2010 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions and refinance certain of our self storage facilities. The increase between 2010 and 2011 is due to increased debt levels. We expect interest expense to increase in future periods as we have interest expense for an entire quarter for debt transactions completed during the second quarter of 2011 and if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Other expense

Other expense for the three months ended June 30, 2011 was approximately $0.2 million compared to approximately $0.0 million for the three months ended June 30, 2010. The increase primarily relates to approximately $70,000 of costs related to an unsuccessful debt financing transaction and various other miscellaneous costs.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Self Storage Rental Income

Rental income for the six months ended June 30, 2011, was approximately $21.2 million, as compared to rental income for the six months ended June 30, 2010 of approximately $11.5 million. The increase in rental income arises primarily from the increase in the number of self storage facilities we owned. We expect rental income to increase in future periods as we derive rental income for the entire period for properties acquired during the first and second quarters of 2011 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2011 were approximately $10.9 million, as compared to property operating expenses for the six months ended June 30, 2010 of approximately $5.6 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from the increase in the number of self storage facilities we owned. For the six months ended June 30, 2011 and 2010, approximately $2.4 million and $1.1 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities and as we have property operating expenses for the entire period for properties acquired during the first and second quarters of 2011.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were approximately $1.4 million, compared to approximately $1.6 million for the six months ended June 30, 2010. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. The decrease is primarily due to the Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the Advisory Agreement; such amounts totaled approximately $250,000 for the six months ended June 30, 2011. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2011 were approximately $10.6 million, compared to approximately $5.9 million for the six months ended June 30, 2010. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the six months ended June 30, 2011 were approximately $3.7 million, compared to approximately $1.9 million for the six months ended June 30, 2010. The increase between 2010 and 2011 is due to increased acquisition activity related to facilities acquired during the six months ended June 30, 2011 and facilities to be acquired during the third quarter of 2011. We expect that such costs will fluctuate in future periods commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2011 was approximately $5.1 million, compared to approximately $2.6 million for the six months ended June 30, 2010 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions and refinance certain of our self storage facilities. The increase between 2010 and 2011 is primary due to increased debt levels. We expect interest expense to increase in future periods as we have interest expense for the entire period for debt transactions completed during the first and second quarters of 2011 and if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Other expense

Other expense for the six months ended June 30, 2011 was approximately $0.2 million compared to approximately $0.1 million for the three months ended June 30, 2010. The increase primarily relates to approximately $70,000 of costs related to an unsuccessful debt financing transaction and various other miscellaneous costs.

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

Our calculation of FFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss attributable to Strategic Storage Trust, Inc.	$(5,248,767)	$(2,589,556)	$(10,464,830)	$(5,757,547)
Add:
Depreciation	2,166,520	1,216,784	4,024,344	2,227,966
Amortization of intangible assets	3,477,317	1,961,451	6,528,242	3,677,444
Deduct:
Adjustment for noncontrolling interests(1)	(215,285)	(188,839)	(407,440)	(375,558)

FFO	$179,785	$399,840	$(319,684)	$(227,695)

(1)	Relates to our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holders’ share of our consolidated real estate depreciation and amortization of intangible assets was $68,490 and $146,795, respectively, for the three months ended June 30, 2011, and $127,340 and $280,100, respectively, for the six months ended June 30, 2011.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010	Change
Net cash flow provided by (used in):
Operating activities	$180,693	$821,058	$(640,365)
Investing activities	(81,409,506)	(45,527,218)	(35,882,288)
Financing activities	89,428,921	35,935,259	53,493,662

Cash flows provided by operating activities for the six months ended June 30, 2011 and 2010 were approximately $0.2 million and $0.8 million, respectively, an increase in the use of cash of approximately $0.6 million. The increased use of cash is primarily the result of a favorable improvement in the net loss adjusted for depreciation and amortization of $0.2 million, off-set by changes in working capital.

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010 were approximately $81.4 million and $45.5 million, respectively, an increase in the use of cash of approximately $35.9 million. The increase compared to the prior period primarily relates to the increased amount spent on acquisitions in the current period as compared with the same period of the prior year.

Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010 were approximately $89.4 million and $35.9 million, respectively, an increase of approximately $53.5 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from new debt.

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

	Three Months Ended
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
Distributions paid in cash	$3,015,369		$2,692,434		$2,463,666		$2,266,448		$2,003,364
Distributions reinvested	2,173,281		1,963,793		1,823,230		1,661,398		1,463,181

Total distributions	$5,188,650		$4,656,227		$4,286,896		$3,927,846		$3,466,545

Source of distributions
Cash flows provided by (used in) operations	$554,599	10.7%	$(373,906)	(8.1%)	$(1,263,697)	(29.5%)	$1,386,895	35.3%	$940,956	27.1%
Proceeds from issuance of common stock	2,460,770	47.4%	3,066,340	65.9%	3,727,363	86.9%	879,553	22.4%	1,062,408	30.7%
Distributions reinvested	2,173,281	41.9%	1,963,793	42.2%	1,823,230	42.5%	1,661,398	42.3%	1,463,181	42.2%

Total sources	$5,188,650	100.0%	$4,656,227	100.0%	$4,286,896	100.0%	$3,927,846	100.0%	$3,466,545	100.0%

(1)	Percentages listed in the table above were calculated by dividing the total sources of distributions by the source indicated. Where negative percentages exist, we used, rather than generated, cash flows from operations. At these times, the percentage of cash flows provided by operations used as a source of distributions appears as a negative number.

Cash flows provided by (used in) operations for the three months ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 include approximately $1.9 million, $1.8 million, $2.8 million, $0.5 million and $0.8 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through June 30, 2011, we paid cumulative distributions of approximately $30.8 million, as compared to cumulative FFO of approximately $(5.3) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2011, we had approximately $215 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.6 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of June 30, 2011 was approximately 5.6%. Certain future potential acquisitions may be partially funded by the assumption of existing loans. Additionally, certain future potential acquisitions may be partially funded by proceeds from the issuance of new promissory notes. Thus, if such acquisitions are completed, we expect our indebtedness to increase.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011:

	Payments due by period:
		Less than			More than
	Total	1 Year	1-3 Years	3- 5 Years	5 Years
Mortgage interest(1)	$87,853,972	$6,093,099	$23,536,812	$20,657,480	$37,566,581
Mortgage principal	214,951,334	1,209,519	18,141,255	41,631,940	153,968,620

Total contractual obligations	$302,805,306	$7,302,618	$41,678,067	$62,289,420	$191,535,201

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.

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

As of June 30, 2011, our debt consisted of approximately $207.8 million in fixed rate debt and approximately $7.2 million in variable rate debt (excluding net unamortized debt discounts of approximately $1.6 million). As of December 31, 2010, our debt consisted of approximately $116.6 million in fixed rate debt and approximately $4.9 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of June 30, 2011:

	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$1,209,519	$5,210,284	$5,764,371	$13,993,512	$27,638,428	$153,968,620	$207,784,734	$209,079,000
Average interest rate	5.59%	5.60%	5.50%	5.62%	5.67%	—	—	—
Variable rate debt (1)	—	$214,092	$6,952,508	—	—	—	$7,166,600	$7,166,600
Average interest rate (2)	5.20%	5.20%	5.20%	—	—	—	—

(1)	Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.
(2)	The interest rate reflected is the rate currently in effect as of June 30, 2011.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 110,000,000 shares of our common stock in the Offering (SEC File No. 333-146959, effective March 17, 2008), of which we registered 100,000,000 shares at $10.00 per share to be offered to the public in the Primary Offering and 10,000,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of June 30, 2011, we had issued approximately 25.8 million shares of common stock in our Offering, raising gross offering proceeds of approximately $257 million. From this amount, we paid approximately $7.2 million in acquisition fees to our Advisor, approximately $24.2 million in selling commissions and dealer manager fees to our Dealer Manager (of which approximately $19.3 million was reallowed to third-party broker dealers), and approximately $3.6 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired (exclusive of the REIT I Merger Transaction and REIT II Merger Transaction) approximately $236 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)

As noted in Notes 2 and 7 to the consolidated financial statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We honored all eligible redemption requests submitted during the six month period ended June 30, 2011. During the six month period ended June 30, 2011, we had redeemed approximately

439,000 shares for approximately $4.2 million ($9.68 per share). We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. As of June 30, 2011, there were approximately 316,000 shares related to redemption requests to be processed subsequent to June 30, 2011. On July 29, 2011, we satisfied all of the eligible redemption requests. The redemption of these shares totaled approximately $3.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2011. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended June 30, 2011, we redeemed shares as follows:

Month Ended	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
April 30, 2011	439,019	$9.68	439,019
May 31, 2011	—		—
June 30, 2011	—		—

	439,019		439,019

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Company’s Prospectus dated April 27, 2011, Commission File No. 333-146959

10.1	Loan Agreement by and among ING Life Insurance and Annuity Company, 11 Special-Purpose Entities, and Strategic Storage Trust, Inc. dated June 10, 2011 (“ING Loan”), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.2	Form of Mortgage, Deed of Trust or Deed to Secure Debt for ING Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.3	Form of Security Agreement for ING Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.4	Form of Promissory Note for ING Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.5	Form of Assignment of Leases and Rents for ING Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.6	Form of Guaranty of Affiliate Loans for ING Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.7	Form of Limited Guaranty for ING Loan, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	Unaudited Financial Statements from the Quarterly Report on Form 10-Q of Strategic Storage Trust, Inc. for the Quarter Ended June 30, 2011, filed on August 11, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement if Stockholder’s Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: August 11, 2011	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer