Form 10-Q
period 2011-09-30
Strategic Storage Trust, Inc.
filed 2011-11-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2011: 34,213,169, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010. Our results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$17,575,687	$6,438,091
Real estate facilities:
Land	135,379,845	89,547,785
Buildings	254,914,772	166,256,905
Site improvements	31,705,662	18,763,510

	422,000,279	274,568,200
Accumulated depreciation	(13,257,389)	(6,677,014)

	408,742,890	267,891,186
Construction in process	2,595,363	540,966

Real estate facilities, net ($17,137,610 and $17,186,388, respectively, related to VIEs)	411,338,253	268,432,152
Deferred financing costs, net of accumulated amortization	4,338,778	2,326,519
Intangible assets, net of accumulated amortization	17,333,833	14,153,572
Restricted cash	4,825,177	1,921,058
Investments in unconsolidated joint ventures	8,692,175	11,528,669
Other assets	3,865,639	2,561,152

Total assets	$467,969,542	$307,361,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured promissory notes ($10,197,770 and $10,161,523, respectively, related to VIEs)	$243,440,972	$119,811,948
Accounts payable and accrued liabilities	10,419,554	4,690,570
Due to affiliates	1,128,795	746,108
Distributions payable	1,932,123	1,557,367

Total liabilities	256,921,444	126,805,993
Commitments and contingencies (Note 7)
Redeemable common stock	1,244,168	4,330,297
Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 34,060,494 and 26,658,061 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	34,061	26,659
Additional paid-in capital	277,393,660	211,685,569
Distributions	(36,521,255)	(20,734,778)
Accumulated deficit	(37,209,253)	(21,598,004)
Accumulated other comprehensive income (loss)	(751,691)	124,412

Total Strategic Storage Trust, Inc. stockholders’ equity	202,945,522	169,503,858

Noncontrolling interests in Operating Partnership	747,462	39,598
Other noncontrolling interests	6,110,946	6,681,467

Total noncontrolling interests	6,858,408	6,721,065

Total stockholders’ equity	209,803,930	176,224,923

Total liabilities and stockholders’ equity	$467,969,542	$307,361,213

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Self storage rental income	$13,541,019	$6,765,489	$34,273,574	$17,977,862
Ancillary operating income	389,788	172,386	833,706	423,178

Total revenues	13,930,807	6,937,875	35,107,280	18,401,040

Operating expenses:
Property operating expenses	5,473,623	2,781,471	14,010,707	7,300,155
Property operating expenses - affiliates	1,582,602	692,396	3,967,143	1,815,939
General and administrative	504,339	508,456	1,873,453	2,072,830
Depreciation	2,606,478	1,302,565	6,670,201	3,557,523
Intangible amortization expense	3,910,375	2,105,912	10,438,617	5,783,356
Property acquisition expenses - affiliates	1,132,628	148,349	3,476,509	1,472,591
Other property acquisition expenses	447,607	311,293	1,777,652	927,475

Total operating expenses	15,657,652	7,850,442	42,214,282	22,929,869

Operating loss	(1,726,845)	(912,567)	(7,107,002)	(4,528,829)
Other income (expense):
Interest expense	(3,322,089)	(1,534,736)	(8,447,257)	(4,148,230)
Deferred financing amortization expense	(351,650)	(70,339)	(812,674)	(176,505)
Equity in earnings of real estate ventures	199,841	210,839	646,551	657,627
Interest income	2,453	8,165	3,262	9,229
Other	(93,780)	(11,716)	(315,845)	(107,545)

Net loss	(5,292,070)	(2,310,354)	(16,032,965)	(8,294,253)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	3,088	500	10,590	2,200
Net loss attributable to other noncontrolling interests	142,563	110,842	411,126	335,494

Net loss attributable to Strategic Storage Trust, Inc.	$(5,146,419)	$(2,199,012)	$(15,611,249)	$(7,956,559)

Net loss per share - basic	$(0.16)	$(0.10)	$(0.52)	$(0.39)
Net loss per share - diluted	$(0.16)	$(0.10)	$(0.52)	$(0.39)

Weighted average shares outstanding - basic	32,447,080	23,004,745	30,156,290	20,468,318
Weighted average shares outstanding - diluted	32,447,080	23,004,745	30,156,290	20,468,318

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership	Total
Balance as of December 31, 2010	26,658,061	$26,659	$211,685,569	$(20,734,778)	$(21,598,004)	$124,412	$6,721,065	$176,224,923
Gross proceeds from issuance of common stock	7,470,399	7,470	74,561,771	—	—	—	—	74,569,241
Offering costs	—	—	(8,874,580)	—	—	—	(71,085)	(8,945,665)
Changes to redeemable common stock	—	—	837,721	—	—	—	—	837,721
Redemptions of common stock	(754,469)	(754)	(7,334,998)	—	—	—	—	(7,335,752)
Issuance of restricted stock	2,500	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(15,786,477)	—	—	—	(15,786,477)
Distributions for noncontrolling interests	—	—	—	—	—	—	(273,784)	(273,784)
Issuance of shares for distribution reinvestment plan	684,003	684	6,497,347	—	—	—	—	6,498,031
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	903,928	903,928
Stock based compensation expense	—	—	20,830	—	—	—	—	20,830
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(15,611,249)	—	—	(15,611,249)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(421,716)	(421,716)
Foreign currency translation adjustment	—	—	—	—	—	(876,103)	—	(876,103)

Total comprehensive loss	—	—	—	—	—	—	—	(16,909,068)

Balance as of September 30, 2011	34,060,494	$34,061	$277,393,660	$(36,521,255)	$(37,209,253)	$(751,691)	$6,858,408	$209,803,930

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(16,032,965)	$(8,294,253)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	17,921,492	9,517,384
Noncash interest expense	271,268	202,397
Expense related to issuance of restricted stock	20,832	16,146
Equity in loss (income) of unconsolidated joint ventures	—	(558,893)
Distributions from unconsolidated joint ventures	—	448,635
Foreign currency exchange loss	6,744	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(2,904,119)	(91,571)
Other assets	(1,544,117)	(143,556)
Accounts payable and other accrued liabilities	3,006,906	1,194,522
Due to affiliates	391,619	(82,858)

Net cash flows provided by operating activities	1,137,660	2,207,953

Cash flows from investing activities:
Purchases of real estate	(112,505,427)	(49,645,304)
Additions to construction in process	(2,054,397)	(526,953)
Additions to real estate facilities	(2,912,544)	(1,157,418)
Return of investment in unconsolidated joint ventures	67,476	—
Deposits on acquisitions of real estate facilities	330,799	(700,000)
Additional investment in unconsolidated joint venture	—	(265,000)
Additional investment in noncontrolling interest	—	(184,251)

Net cash flows used in investing activities	(117,074,093)	(52,478,926)

Cash flows from financing activities:
Principal payments on secured promissory notes	(3,675,629)	(3,639,546)
Repayment of secured promissory notes	(9,939,555)	—
Proceeds from issuance of secured promissory notes	94,700,900	32,585,000
Deferred financing costs	(2,830,598)	(1,112,392)
Gross proceeds from issuance of common stock	74,569,241	73,126,242
Redemptions of common stock	(7,335,752)	(2,420,327)
Offering costs	(8,945,665)	(8,633,435)
Escrow receivable	(135,350)	(205,896)
Due to affiliates	7,999	(119,920)
Distributions paid	(8,913,690)	(5,966,179)
Distributions paid to noncontrolling interests	(273,784)	(243,445)

Net cash flows provided by financing activities	127,228,117	83,370,102

Effect of exchange rate changes on cash	(154,088)	—
Increase (decrease) in cash and cash equivalents	11,137,596	33,099,129
Cash and cash equivalents, beginning of period	6,438,091	23,778,458

Cash and cash equivalents, end of period	$17,575,687	$56,877,587

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$7,955,402	$3,796,611
Interest capitalized	$220,351	$—
Distributions payable	$1,932,123	$1,367,679
Issuance of shares pursuant to distribution reinvestment plan	$6,498,031	$4,359,104
Seller notes payable issued in connection with purchase of real estate facilities	$—	$4,800,000
Assumption of notes payable issued in connection with purchase of real estate facilities	$42,580,540	$3,199,696
Issuance of limited partnership units in connection with the purchase of real estate facilities	$903,928	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Our advisor is Strategic Storage Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on August 13, 2007. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an amended and restated advisory agreement we have with our Advisor dated September 22, 2011 (our “Advisory Agreement”). Some of the officers of our Advisor are also officers of our Sponsor and of us.

On August 24, 2007, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001.

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of September 30, 2011, we owned 99.39% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.06%) and unaffiliated third parties (0.55%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary (the “TRS”), which is our wholly-owned subsidiary.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Initial Offering and Offering in self storage facilities and related self storage real estate investments. Our Offering will not last beyond September 22, 2013 (two years after the effective date of our Offering), provided, however, that subject to applicable law, we may extend our Offering for an additional year, or, in certain circumstances, longer. We also reserve the right to terminate our Offering at any time. In addition to our Initial Offering and our Offering, in September 2009 we also issued approximately 6.2 million shares of common stock in connection with two mergers with private real estate investment trusts sponsored by our Sponsor.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering. Our president owns a 15% beneficial non-voting equity interest in our Dealer Manager. U.S. Select Securities LLC, our dealer manager for our Initial Offering, was terminated as our dealer manager upon completion of our Initial Offering.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and the Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of the Operating Partnership’s other limited partnership units, except that they are subject to an annual distribution limit (initially zero percent) and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 7). Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities. As of September 30, 2011, we owned 78 self storage facilities located in 17 states and Canada, comprising approximately 51,600 units and approximately 6.4 million rentable square feet. As of September 30, 2011, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

September 30, 2011

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

Consolidation Considerations for Our Investments in Joint Ventures

Recently amended accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2011 and December 31, 2010, we had entered into contracts/interests that are deemed to be variable interests in VIEs. Those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of September 30, 2011 and December 31, 2010, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) that was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through our merger with REIT I. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of 10 years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of September 30, 2011, the consolidated joint venture had net real estate assets of approximately $17.1 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured promissory notes and approximately $6.1 million of noncontrolling interest related to this entity. The lenders of the secured promissory notes have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

September 30, 2011

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily allocated approximately $13.6 million of purchase price to intangible assets to recognize the value of in-place leases related to our acquisitions in the first nine months of 2011. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three and nine months ended September 30, 2011 we expensed approximately $1.6 million and $5.3 million, respectively, of acquisition related transaction costs and during the three and nine months ended September 30, 2010 we expensed approximately $0.5 million and $2.4 million, respectively of acquisition related transaction costs.

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

September 30, 2011

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	25 to 40 years
Site Improvements	7 to 15 years

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of September 30, 2011 and December 31, 2010, no impairment losses have been recognized.

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment, are depreciated on a straight-line basis over the estimated useful lives ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2011 and December 31, 2010, accumulated amortization of in-place lease intangibles totaled approximately $21.4 million and $10.9 million, respectively.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

The remaining interest is in a net leased industrial property (“Hawthorne property”) located in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.4 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC that entitles us to distributions equal to 10% per annum on our investment of approximately $6.6 million. The preferred equity interest has a redemption date in November 2012, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.6 million loan secured by the Hawthorne property. The loan has a maturity date of August 1, 2020. As of September 30, 2011, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $27.6 million.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2011 and December 31, 2010, accumulated amortization of deferred financing costs totaled approximately $1.0 million and $0.4 million, respectively.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2011, total organization and offering costs did not exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Total organization and offering costs related to the Initial Offering did not exceed 3.5% of the gross proceeds from the Initial Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We have adopted a share redemption program that may enable stockholders to submit their shares to us for redemption in limited circumstances.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

During the nine months ended September 30, 2011, we redeemed approximately 754,500 shares of common stock for approximately $7.3 million at an average price of $9.72 per share. As of September 30, 2011, there were approximately 239,000 shares related to redemption requests to be processed subsequent to September 30, 2011. On October 31, 2011, we satisfied all of the eligible redemption requests. The redemption of these shares totaled approximately $2.3 million at an average price of $9.82 per share and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2011.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three and nine months ended September 30, 2011, there was a net loss recorded of approximately $42,000 and $7,000, respectively.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The table below summarizes our fixed rate notes payable at September 30, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2011
	Fair Value	Carrying Value
Fixed Rate Secured Promissory Notes	$220,360,000	$216,962,572

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For both the three and nine months ended September 30, 2011 and 2010, 6,875 and 6,875 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive. The limited partnership units of our Operating Partnership are convertible to shares based on certain restrictions. For both the three and nine months ended September 30, 2011, 209,795 units were not included in the diluted weighted average shares as such shares were antidilutive. For both the three and nine months ended September 30, 2010, 20,000 units, were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We expect to adopt the provisions of ASU 2011-04 for the interim period ending March 31, 2012. We are in process of evaluating the impact of this guidance on our consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the nine months ended September 30, 2011:

Real estate facilities
Balance at December 31, 2010	$274,568,200
Facility acquisitions	145,537,003
Impact of foreign exchange rate changes	(1,017,468)
Improvements and additions	2,912,544

Balance at September 30, 2011	$422,000,279

Accumulated depreciation
Balance at December 31, 2010	$(6,677,014)
Depreciation expense	(6,580,375)

Balance at September 30, 2011	$(13,257,389)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

The following table summarizes the preliminary purchase price allocation for our acquisitions for the nine months ended September 30, 2011:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total (1)	Debt Assumed or Issued (2) (3)	2011 Revenue (4)	2011 Property Operating Income (4) (5)
Concord – NC(6)	2/1/2011	$2,809,179	$290,000	$3,099,179	$2,262,355	$259,337	$122,978
Hickory – NC(6)	2/1/2011	3,068,239	300,000	3,368,239	2,116,866	286,038	177,867
Morganton – NC(6)	2/1/2011	2,479,875	420,000	2,899,875	2,458,764	275,450	157,145
El Paso II – TX(6)	2/1/2011	4,028,337	560,000	4,588,337	2,493,626	395,070	242,389
El Paso III – TX(6)	2/1/2011	5,584,356	510,000	6,094,356	3,312,103	488,163	320,908
El Paso IV – TX(6)	2/1/2011	3,394,766	300,000	3,694,766	2,007,996	304,694	173,300
El Paso V – TX(6)	2/1/2011	3,535,809	420,000	3,955,809	2,149,865	348,868	215,366
Dallas – TX(6)	2/1/2011	4,108,217	450,000	4,558,217	2,477,257	449,609	204,397
Lawrenceville I – GA(6)	2/1/2011	1,529,603	150,000	1,679,603	1,493,828	204,640	103,914
Lawrenceville II – GA(6)	2/1/2011	2,832,445	260,000	3,092,445	2,750,402	232,010	83,661
Mississauga – Mississauga – Ontario, Canada(7) (8)	3/11/2011	5,662,250	—	5,662,250	—	—	—
El Paso – TX(9)	3/17/2011	1,560,000	40,000	1,600,000	—	68,142	—
Las Vegas VII – NV(10)	3/25/2011	4,589,867	460,000	5,049,867	—	293,120	168,240
Las Vegas VIII – NV(10)	3/25/2011	4,919,309	390,000	5,309,309	—	310,737	148,635
SF Bay Area – Morgan Hill – CA	3/30/2011	5,654,098	680,000	6,334,098	3,089,522	401,382	242,519
SF Bay Area – Vallejo – CA	3/30/2011	7,266,974	670,000	7,936,974	4,678,535	467,937	265,949
Peachtree City – GA	6/10/2011	4,890,000	520,000	5,410,000	2,645,000	189,495	114,287
Buford – GA	6/10/2011	2,357,000	200,000	2,557,000	1,350,000	147,347	81,717
Jonesboro – GA	6/10/2011	2,295,000	200,000	2,495,000	1,100,000	161,420	88,563
Ellenwood – GA	6/10/2011	2,114,225	196,775	2,311,000	1,260,000	121,515	64,327
Marietta II – GA	6/10/2011	2,452,200	227,800	2,680,000	1,200,000	117,663	46,650
Collegeville – PA	6/10/2011	2,835,500	263,500	3,099,000	1,515,000	161,646	87,178
Skippack – PA	6/10/2011	2,113,000	280,000	2,393,000	1,170,000	148,683	79,450
Ballston Spa – NY	6/10/2011	4,706,760	437,240	5,144,000	2,515,000	254,377	168,460
Trenton – NJ	6/10/2011	6,993,000	800,000	7,793,000	3,810,000	298,271	193,491
Fredericksburg – VA	6/10/2011	3,911,625	363,375	4,275,000	2,090,000	190,823	110,360
Sandston – VA	6/10/2011	6,288,795	584,205	6,873,000	3,360,000	262,088	171,063
Ladera Ranch – CA(11)	7/6/2011	19,661,489	1,630,000	21,291,489	7,381,049	443,222	262,933
SF Bay Area – San Lorenzo – CA	7/15/2011	2,450,880	350,000	2,800,880	2,192,560	134,932	45,130
Hampton – VA	7/20/2011	4,330,000	570,000	4,900,000	3,000,000	143,151	85,011
Las Vegas V – NV	7/21/2011	4,050,000	420,000	4,470,000	1,715,812	118,795	60,145
SF Bay Area - Gilroy – CA	8/12/2011	5,890,000	670,000	6,560,000	4,000,000	122,187	70,457
Brampton – Ontario, Canada (7)(8)	9/12/2011	5,174,205	—	5,174,205	—	—	—

Total		$145,537,003	$13,612,895	$159,149,898	$71,595,540	$7,800,812	$4,356,490

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	See Note 5 for specific terms of the debt.
(3)	Amounts include the estimated preliminary fair value adjustment of debt.
(4)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(5)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(6)	See Note 3 for additional information related to the acquisition of these properties.
(7)	Allocation (excludes estimated development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(8)	Property is under construction; therefore the property generated no revenue or operating income as of September 30, 2011.
(9)	Acquisition is subject to an “earn out” provision. The allocation above includes the estimated fair value of such “earn out.”
(10)	Consideration provided included approximately 120,000 Class D Units.
(11)	Acquisition included 3.57 acres of undeveloped land, which we purchased for approximately $3.9 million.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2011 along with supplementary pro forma information.

All of the above transactions were acquired from unaffiliated third parties. Acquisition fees paid to our Advisor for the three and nine months ended September 30, 2011 totaled approximately $1.1 million and $3.4 million, respectively.

Note 5. Secured Promissory Notes

The Company’s secured promissory notes are summarized as follows:

	Carrying value as of:
Encumbered Property	September 30, 2011	December 31, 2010	Stated Interest Rate	Maturity Date
Crescent Springs	$800,000	$800,000	5.00%	2/11/2014
Florence, Walton	3,700,000	3,700,000	5.00%	2/11/2014
Biloxi, Gulf Breeze(1)	—	4,939,555	6.50%	4/1/2012
Montgomery	2,855,888	2,905,005	6.42%	7/1/2016
Seabrook	4,600,660	4,648,475	5.73%	1/1/2016
Greenville	2,305,413	2,329,399	5.65%	3/1/2016
Kemah	9,004,342	9,086,648	6.20%	6/1/2016
Memphis	2,547,024	2,572,089	5.67%	12/1/2016
Tallahassee	7,643,919	7,650,000	6.16%	8/1/2016
Houston	2,062,654	2,087,590	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%	12/1/2016

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

	Carrying value as of:
Encumbered Property	September 30, 2011	December 31, 2010	Stated Interest Rate		Maturity Date
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,735,740	1,844,445	5.47%		8/1/2020
Mesa	3,115,764	3,161,123	5.38%		4/1/2015
Riverdale	4,800,000	4,800,000	4.00%		5/14/2014
Prudential Portfolio Loan(2)	32,139,543	32,475,887	5.42	%(3)	9/5/2019
Long Beach(1)	—	5,000,000	10.00%		1/31/2011
Dufferin – Toronto – Ontario, Canada	6,777,400	—	5.20	%(4)	12/15/2013
Citi Loan(5)	28,919,056	—	5.77%		2/6/2021
Bank of America Loan – 1(6)	4,492,510	—	5.18%		11/1/2015
Bank of America Loan – 2(7)	6,807,355	—	5.18%		11/1/2015
Bank of America Loan – 3(8)	12,235,522	—	5.18%		11/1/2015
Prudential – Long Beach(9)	6,760,838	—	5.27%		9/5/2019
SF Bay Area – Morgan Hill – CA	3,013,737	—	5.75%		4/1/2013
SF Bay Area – Vallejo – CA	4,500,596	—	6.04%		6/1/2014
Citi Las Vegas Loan(10)	7,675,688	—	5.26%		6/6/2021
ING Loan(11)	21,966,424	—	5.47%		7/1/2021
Key Bank Credit Facility(12)	19,701,000	—	3.24%		12/28/2011
Ladera Ranch	6,972,546	—	5.84%		6/1/2016
SF Bay Area – San Lorenzo—CA	2,187,159	—	6.07%		1/1/2014
Las Vegas V	1,713,006	—	5.02%		7/1/2015
Net fair value adjustment	(1,132,812)	(1,728,268)

Total mortgage loans and notes payable	$243,440,972	$119,811,948

(1)	These loans were repaid in their entirety in January 2011.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43% and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan of $7 million which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at September 30, 2011 was 5.20%.
(5)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St. Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV).

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in (2).
(10)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties.
(11)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans has a term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(12)	This credit facility is collateralized by 5 properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton and SF Bay Area – Gilroy). The credit facility was extended on September 29, 2011 for 90 days and will now mature on December 28, 2011. The credit facility has a variable interest rate, which as of September 30, 2011 was 3.24%. We and KeyBank are in the process of amending the KeyBank Credit Facility. It is expected that the amendment will, among other things, extend the term of the KeyBank Credit Facility to 2014. There can be no assurance that we will be able to extend or amend the KeyBank Credit Facility on favorable terms, if at all.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

As of September 30, 2011 and December 31, 2010, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $394 million and $193 million, respectively.

On January 28, 2011, we encumbered 11 of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi loan in limited circumstances set forth in the loan documents. The Citi loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of September 30, 2011 was approximately $52 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

On May 25, 2011, we, through two special purpose entities, encumbered the Las Vegas VII property and the Las Vegas VIII property with a loan from The Citigroup Global Markets Realty Corp. (the “Citi Las Vegas Loan”) in the total principal amount of approximately $7.7 million The Citi Las Vegas Loan bears interest at a rate of 5.26% per annum and has a term of 10 years.

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

On July 1, 2011, we obtained a delayed draw credit facility (the “KeyBank Credit Facility”) from KeyBank, National Association, as administrative agent (“KeyBank”). The total principal amount of commitments available under the KeyBank Credit Facility is $22 million, of which $15 million was initially drawn on July 1, 2011 in one loan secured by our Las Vegas III, Las Vegas VI and La Cienega-LA properties. We used a portion of this initial $15 million draw on the KeyBank Credit Facility to assist in financing the acquisition of the Ladera Ranch property. On July 20, 2011 in connection with closing the Hampton property an additional draw of $3 million was made. On August 12, 2011, in connection with closing the SF Bay Area – Gilroy property an additional draw of $4 million was made.

The KeyBank Credit Facility originally had a term of 90 days scheduled and was to mature on September 29, 2011, subject to a 90-day extension at our option upon meeting certain conditions set forth in the credit agreement. We exercised the extension and the KeyBank Credit Facility now matures on December 28, 2011. We may prepay or terminate the KeyBank Credit Facility, in whole or in part, at any time without fees or penalty, subject to certain limitations set forth in the credit agreement. Commencing on September 1, 2011, if the outstanding amount due under the KeyBank Credit Facility at any time is greater than 60% of the aggregate acquisition cost of the encumbered properties, 100% of the net proceeds of our public offering (after selling commissions, the dealer manager fee and offering expenses) must be applied on a weekly basis to reduce the outstanding amount due under the KeyBank Credit Facility to no greater than 60% of the aggregate acquisition cost of the encumbered properties. As of September 30, 2011, the amount outstanding under the KeyBank Credit Facility was approximately $19.7 million (approximately 60% of the aggregate acquisition cost of the encumbered properties). The loans under the KeyBank Credit Facility bear a variable interest rate that equaled 3.24% per annum as of September 30, 2011. Pursuant to a guaranty, we serve as a guarantor of the obligations of the Operating Partnership and the related property-holding special purpose entities for the loans under the KeyBank Credit Facility, and, pursuant to a pledge and security agreement, we pledged the net proceeds from our public offering to secure the loans under certain circumstances. The KeyBank Credit Facility is subject to a number of other customary fees, terms and covenants.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Ladera Ranch Mortgage Loan

In connection with the acquisition of the Ladera Ranch property on July 6, 2011, we assumed a mortgage loan with a principal balance of approximately $7.0 million. The assumed loan matures on June 1, 2016 and bears a fixed interest rate of 5.84% per annum on a 30-year amortization schedule.

SF Bay Area – San Lorenzo—CA Mortgage Loan

In connection with the acquisition of the SF Bay Area—San Lorenzo – CA property on July 15, 2011, we assumed a mortgage loan with a principal balance of approximately $2.2 million. The assumed loan matures on January 1, 2014 and bears a fixed interest rate of 6.07% per annum on a 30-year amortization schedule.

Las Vegas V Mortgage Loan

In connection with the acquisition of the Las Vegas V property on July 21, 2011, we assumed a mortgage loan with a principal balance of approximately $1.7 million. The assumed loan matures on July 1, 2015 and bears a fixed interest rate of 5.02% per annum on a 30-year amortization schedule.

The following table presents the future principal payment requirements on outstanding secured promissory notes as of September 30, 2011:

2011	$20,379,847	(1)
2012	5,651,402
2013	12,570,177
2014	16,194,971
2015	29,371,166
2016 and thereafter	160,406,221

Total payments	244,573,784
Unamortized fair value adjustment	(1,132,812)

Total	$243,440,972

(1)	Included in this amount is the approximately $19.7 million outstanding under the KeyBank Credit Facility, which currently is scheduled to mature on December 28, 2011. We and KeyBank are in the process of amending the KeyBank Credit Facility. It is expected that the amendment will, among other things, extend the term of the KeyBank Credit Facility to 2014. There can be no assurance that we will be able to extend or amend the KeyBank Credit Facility on favorable terms, if at all.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of September 30, 2011 was approximately 5.6%.

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

September 30, 2011

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those assets acquired as part of the mergers with REIT I and REIT II; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month. The monthly asset management fees for our properties acquired through our September 24, 2009 mergers and the USA Self Storage I, DST acquisition are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio. The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) below for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three and nine months ended September 30, 2011). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended September 30, 2011, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

Our dealer manager agreement with our prior dealer manager for our Initial Offering was substantially equivalent to the terms described above.

Affiliated Dealer Manager

Our president owns a 15% beneficial non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the REIT I merger transaction and the USA Self Storage I, DST acquisition, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. The properties acquired in the REIT I merger transaction and USA Self Storage I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, the monthly property management fees for properties acquired from REIT II have been waived until the FFO of the properties acquired from REIT II, as defined in the merger agreement relating to the REIT II merger transaction, reaches $0.70 per share. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011 Incurred	Three Months Ended September 30, 2010 Incurred	Nine Months Ended September 30, 2011 Incurred	Nine Months Ended September 30, 2010 Incurred
Expensed
Reimbursement of operating expenses (including organizational costs)(1)	$13,414	$225,406	$316,733	$614,255
Asset management fees	853,015	372,168	2,099,942	955,910
Property management fees	729,587	320,228	1,867,201	860,029
Acquisition expenses	1,132,628	148,349	3,476,509	1,472,591
Additional Paid-in Capital
Selling commissions	2,017,208	1,526,350	5,098,905	5,027,512
Dealer Manager fee	864,518	654,150	2,185,245	2,154,648
Reimbursement of offering costs	144,328	132,703	408,455	328,537

Total	$5,754,698	$3,379,354	$15,452,990	$11,413,482

(1)	For the three and nine months ended September 30, 2011, the Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $230,000 and $480,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to the Advisor.

As of September 30, 2011 and December 31, 2010, we had amounts due to affiliates totaling $1,128,795 and $746,108, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Tenant Reinsurance Program

Affiliates of our Sponsor, including our president, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2011 we have sold approximately 1.5 million shares through our distribution reinvestment plan.

Share Redemption Program

We have adopted a share redemption program that enables our stockholders to sell their stock to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. The amount that we may pay to redeem stock for redemptions received by September 30, 2011 is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	92.5% of purchase price
2 or more but less than 3	95.0% of purchase price
3 or more but less than 4	97.5% of purchase price
4 or more	100.0% of purchase price

Effective October 1, 2011, the terms of our redemption program were amended. The complete terms of our share redemption program, as so revised, are described in detail in our prospectus.

The amount that we may pay to redeem stock for redemptions received after September 30, 2011 is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90.0% of purchase price
2 or more but less than 3	92.5% of purchase price
3 or more but less than 4	95.0% of purchase price
4 or more	100.0% of purchase price

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

September 30, 2011

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

Los Angeles – La Cienega Conditional Use Permit

Our use of the Los Angeles – La Cienega property as a self storage facility is subject to a Conditional Use Permit granted by the Los Angeles County Department of Regional Planning which must be renewed six months prior to the current termination date in 2012. We and the seller of the La Cienega—LA property have entered into agreements whereby it is the seller’s responsibility to apply for and obtain approval of the permit renewal. If the renewal application is not approved, we may force the seller to repurchase the property from us on certain terms and conditions. As part of the permit renewal process and right to purchase, the seller has put $500,000 into an escrow account, which amounts may be withdrawn subject to certain conditions.

Note 8. Declaration of Distributions

On September 15, 2011, our board of directors declared a distribution rate for the fourth quarter of 2011 of $0.00191781 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on October 1, 2011 and continuing on each day thereafter through and including December 31, 2011.

Note 9. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Total revenues	$6,937,875	$7,760,142	$9,804,613	$11,371,860	$13,930,807
Total operating expenses	$7,850,442	$11,079,116	$12,661,013	$13,895,617	$15,657,652
Net loss	$(2,310,354)	$(4,952,762)	$(5,341,819)	$(5,399,076)	$(5,292,070)
Net loss attributable to the Company	$(2,199,012)	$(4,834,256)	$(5,216,063)	$(5,248,767)	$(5,146,419)
Net loss per share-basic and diluted	$(0.10)	$(0.19)	$(0.19)	$(0.17)	$(0.16)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 10. Potential Acquisitions

We have entered into three purchase and sale agreements for 14 additional self storage facilities. We expect to close such acquisitions before the end of the fourth quarter of 2011:

Property	Date of Purchase and Sale Agreement	Number of Properties	Acquisition Price	Year Built/ Converted	Approx. Units	Approx. Rentable Sq. Ft. (net)
Homeland Portfolio – GA, FL(1)	9/7/11	12	$80,000,000	2006-2009	7,880	972,200
Vault - AZ	9/23/11	1	$7,300,000	2009	700	76,100
Chantilly - VA	10/4/11	1	$7,390,000	1985	860	72,100

		14	$94,690,000		9,440	1,120,400

(1)	We expect this acquisition to close in the fourth quarter of 2011 and intend to seek participation of a joint venture partner in the acquisition of the portfolio. We expect to fund our portion of such acquisition with a combination of net proceeds from our Offering and indebtedness.

There can be no assurance that we will complete such acquisitions. In some circumstances, if we fail to complete such acquisitions, we may forfeit earnest money as a result.

Note 11. Subsequent Events

Acquisitions

On October 21, 2011, we acquired a self storage facility located in Toms River, New Jersey, from an unaffiliated third party for a total purchase price of $5.7 million, plus closing costs and acquisition fees. We paid cash for the entire purchase and paid our Advisor an acquisition fee of $142,500 in connection with this acquisition.

Offering Status

As of November 7, 2011, in connection with our Initial Offering and Offering we have issued approximately 29.4 million shares of our common stock for gross proceeds of approximately $293 million.

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

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Initial Offering and Offering in self storage facilities and related self storage real estate investments. Our Offering will not last beyond September 22, 2013 (two years after the effective date of our Offering), provided, however, that subject to applicable law, we may extend our Offering for an additional year, or, in certain circumstances, longer. We also reserve the right to terminate our Offering at any time. In addition to our Initial Offering and our Offering, in September 2009 we also issued approximately 6.2 million shares of common stock in connection with two mergers with private real estate investment trusts sponsored by our Sponsor.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering. Our president owns a 15% beneficial non-voting equity interest in our Dealer Manager. U.S. Select Securities LLC, our dealer manager for our Initial Offering, was terminated as our dealer manager upon completion of our Initial Offering.

As of September 30, 2011, we owned 78 self storage facilities located in 17 states and Canada, comprising approximately 51,600 units and approximately 6.4 million rentable square feet. As of September 30, 2011, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of September 30, 2010, we owned 35 self storage facilities located in 14 states, comprising approximately 24,500 units and approximately 3.0 million rentable square feet.

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

As of September 30, 2011, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate- Controlled %(2)	Revenue %(3)
Alabama(4)	2	1,075	144,500		2.2%	69.4%	49.1%	1.3%
Arizona	4	1,970	242,850		3.8%	71.0%	21.8%	2.5%
California(4)	8	6,480	831,700		12.9%	81.2%	19.3%	18.9%
Florida	6	5,850	602,150		9.4%	74.7%	60.2%	10.7%
Georgia	9	4,870	663,200		10.3%	75.1%	29.7%	7.8%
Illinois	4	2,475	370,400	(5)	5.8%	71.7%	7.0%	6.7%
Kentucky	5	2,800	401,000		6.2%	84.9%	9.6%	5.3%
Mississippi	1	600	66,600		1.0%	59.6%	12.2%	0.6%
Nevada	8	4,710	563,700		8.8%	72.7%	70.0%	8.5%
New Jersey	4	3,560	336,000		5.2%	79.6%	55.1%	9.7%
New York	1	690	82,800		1.3%	93.7%	20.2%	1.5%
North Carolina	3	1,580	178,900		2.8%	82.6%	20.7%	2.2%
Ontario, Canada(6)	3	2,790	319,800		5.0%	62.3%	96.7%	2.2%
Pennsylvania	4	2,220	269,900		4.2%	70.3%	17.1%	3.7%
South Carolina	1	460	65,200		1.0%	91.8%	66.0%	1.1%
Tennessee	1	800	100,400		1.6%	85.8%	0.0%	1.1%
Texas(4)	10	6,250	933,300		14.5%	87.2%	19.2%	11.4%
Virginia	4	2,450	257,800		4.0%	76.3%	59.9%	4.8%

Total	78	51,630	6,430,200		100%	78.1%	33.4%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of September 30, 2011.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of September 30, 2011 for each state.
(3)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month ended September 30, 2011.
(4)	Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.
(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Mississauga and the Brampton properties are currently vacant, while under construction, thus the related occupancy statistics exclude these properties.

The map below shows the geographic location of our self storage portfolio as of September 30, 2011.

As of September 30, 2011, we owned the following preferred equity and/or minority interests:

Property	% Owned	Acquisition Date (1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% Physical Occupancy (2)	% Climate Controlled (3)
WP Baltimore Self Storage – MD	11.5%	9/24/2009	2004	500	70,900	84.1%	0.0%
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010	1909/2000	1,100	77,900	76.8%	0.0%
Hawthorne Property (4) – CA	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a
Southwest Colonial, DST –TX	0.28%	9/24/2009	1981-2007	2,850	369,600	82.6%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997-2005	1,600	152,900	82.3%	100.0%

Total				6,050	1,027,300	82.0%	18.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of September 30, 2011.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of September 30, 2011.
(4)	Not a self storage facility. We have a 12% direct investment in Westport LAX LLC, the entity owning this property, and an indirect interest in Westport LAX LLC through a preferred equity investment in Hawthorne LLC, which has a direct investment in Westport LAX LLC.

A summary of the wholly-owned facilities that we have acquired through September 30, 2011 is as follows:

Our Facilities by Year Acquired – Average Physical Occupancy

	As of September 30, 2011		As of September 30, 2010		Average Physical Occupancy % (1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Nine Months Ended September 30,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	82%	85%
2009	23	2,147,050	23	2,147,050	83%	79%
2010	19	1,605,950	9	681,950	73%	77%
2011(2)	33	2,480,700	—	—	84%	—

All Facilities Owned	78	6,430,200	35	3,025,500	80%	80%

(1)	Determined by dividing the sum of the month-end occupied square feet, for the applicable group of facilities for each applicable period, by the sum of their month-end rentable square feet for the period. Properties are included in the calculation in their first full month of operations.
(2)	The average physical occupancy data excludes the Mississauga and Brampton properties. All other related data is based on estimates of when the construction on such properties is complete.

Our Facilities by Year Acquired – Rent Per Occupied Square Foot

	As of September 30, 2011		As of September 30, 2010		Rent Per Occupied Square Foot (1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Nine Months Ended September 30,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	$0.86	$0.82
2009	23	2,147,050	23	2,147,050	0.72	0.74
2010	19	1,605,950	9	681,950	1.11	1.34
2011(2)	33	2,480,700	—	—	0.72	—

All Facilities Owned	78	6,430,200	35	3,025,500	$0.84	$0.82

(1)	Determined by dividing the aggregate rental revenue for each applicable month by the aggregate of the month-end occupied square feet for the period. Properties are included in the calculation in their first full month of operations. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.
(2)	The rent per occupied square foot data excludes the Mississauga and Brampton properties. All other related data is based on estimates of when the construction on such properties is complete.

Our Facilities by Year Acquired – Rental Income

	As of September 30, 2011		As of September 30, 2010		Rent by Year of Acquisition(1)
	Number of Facilities	Current Rentable Square Feet	Number of Facilities	Current Rentable Square Feet	For the Nine Months Ended September 30,
Year Acquired					2011	2010
2008	3	196,500	3	196,500	$1,253,328	$1,228,114
2009	23	2,147,050	23	2,147,050	11,472,903	11,362,541
2010	19	1,605,950	9	681,950	11,640,353	3,577,469
2011	33	2,480,700	—	—	7,226,113	—

All Facilities Owned	78	6,430,200	35	3,025,500	$31,592,697	$16,168,124

(1)	The rental income attributable to our consolidated joint venture is excluded from the above table. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.

Below are comparisons of rental income and operating income for the 34 wholly-owned self storage facilities that were owned for the entire three month periods ended September 30, 2011 and 2010, respectively:

2011 Revenue (1)	2010 Revenue (1)	Increase %	2011 Operating Income(2)	2010 Operating Income(2)	Increase/(Decrease) %	No. Of Facilities
$6,325,000	$6,287,000	0.6%	$3,517,000	$3,523,000	(0.2%)	34

(1)	Revenue includes rental income, ancillary income, administrative and late fees.
(2)	Operating income excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.

The weighted average capitalization rate at acquisition for the 78 self storage facilities we owned as of September 30, 2011 was approximately 7.62%. This calculation includes several properties in their lease-up period. Upon stabilization of these properties, we expect the weighted average capitalization rate to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to the advisor. Estimated first year net operating income on our real estate investments is total estimated revenues, generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation, amortization expense, acquisition expenses and our Company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Results of Operations

Overview

As of September 30, 2011, we owned 78 self storage facilities located in 17 states and Canada, comprising approximately 51,600 units and approximately 6.4 million rentable square feet. As of September 30, 2010, we wholly-owned 35 self storage facilities, located in 14 states, comprising approximately 24,500 units and approximately 3.0 million rentable square feet.

As of September 30, 2011 and 2010, we owned 78 and 35 self storage facilities, respectively. The comparability of our results of operations is significantly affected by acquisition activity in 2011 and 2010 as listed below.

•	In the nine months ended September 30, 2011, we acquired 33 self storage facilities for consideration of approximately $159 million.

•	In the nine months ended September 30, 2010, we acquired 9 self storage facilities for consideration of approximately $58 million.

•

The three and nine months ended September 30, 2011 includes additional activity related to 10 facilities that were acquired between October 1, 2010 and December 31, 2010 for consideration of approximately $69 million.

Below is a table intended to illustrate the growth in our facilities owned to provide additional context to the changes in revenues and expenses discussed below:

	2011	2010	Change
January 1,	45	26	+19
March 31,	61	29	+32
June 30,	72	34	+38
September 30,	78	35	+43

Due to the increase in the number of self storage facilities we owned, we believe there is little basis for comparison between the three and nine months ended September 30, 2011 and 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Self Storage Rental Income

Rental income for the three months ended September 30, 2011, was approximately $13.5 million, as compared to rental income for the three months ended September 30, 2010 of approximately $6.8 million. The increase in rental income arises primarily from the increase in the number of self storage facilities we owned. We expect rental income to increase in future periods as we derive rental income for an entire quarter for properties acquired during the third quarter of 2011 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2011 were approximately $7.1 million, as compared to property operating expenses for the three months ended September 30, 2010 of approximately $3.5 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from the increase in the number of self storage facilities we owned. For the three months ended September 30, 2011 and 2010, approximately $1.6 million and $0.7 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities and as we have property operating expenses for an entire quarter for properties acquired during the third quarter of 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were approximately $0.5 million, compared to approximately $0.5 million for the three months ended September 30, 2010. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. For the three months ended September 30, 2011, we experienced a reduction related to certain reimbursable amounts due pursuant to the Advisory Agreement totaling approximately $230,000 as such amounts were permanently waived. Such reduction was offset by additional costs related to branding and other increases commensurate with our increased size. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2011 were approximately $6.5 million, compared to approximately $3.4 million for the three months ended September 30, 2010. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended September 30, 2011 were approximately $1.6 million, compared to approximately $0.5 million for the three months ended September 30, 2010. The increase between 2010 and 2011 is due to increased acquisition activity related to facilities acquired during the three months ended September 30, 2011 and facilities to be acquired during the fourth quarter of 2011. We expect that such costs will fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2011 was approximately $3.3 million, compared to approximately $1.5 million for the three months ended September 30, 2010 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions and refinance certain of our self storage facilities. The increase between 2010 and 2011 is due to increased debt levels. We expect interest expense to increase in future periods as we have interest expense for an entire quarter for debt transactions completed during the third quarter of 2011 and if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Other expense

Other expense for the three months ended September 30, 2011 was approximately $0.1 million compared to approximately $12,000 for the three months ended September 30, 2010. The increase primarily relates to foreign currency losses and various other miscellaneous costs.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Self Storage Rental Income

Rental income for the nine months ended September 30, 2011, was approximately $34.3 million, as compared to rental income for the nine months ended September 30, 2010 of approximately $18.0 million. The increase in rental income arises primarily from the increase in the number of self storage facilities we owned. We expect rental income to increase in future periods as we derive rental income for the entire period for properties acquired during the first nine months of 2011 and as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2011 were approximately $18.0 million, as compared to property operating expenses for the nine months ended September 30, 2010 of approximately $9.1 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from the increase in the number of self storage facilities we owned. For the nine months ended September 30, 2011 and 2010, approximately $4.0 million and $1.8 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities and as we have property operating expenses for the entire period for properties acquired during the first nine months of 2011.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were approximately $1.9 million, compared to approximately $2.1 million for the nine months ended September 30, 2010. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. The decrease is primarily due to the Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the Advisory Agreement; such amounts totaled approximately $480,000 for the nine months ended September 30, 2011. Partially offsetting the reduction related to the aforementioned waived reimbursable amounts were additional costs related to branding and other increases commensurate with our increased size. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2011 were approximately $17.1 million, compared to approximately $9.3 million for the nine months ended September 30, 2010. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the nine months ended September 30, 2011 were approximately $5.3 million, compared to approximately $2.4 million for the nine months ended September 30, 2010. The increase between 2010 and 2011 is due to increased acquisition activity related to facilities acquired during the nine months ended September 30, 2011 and facilities to be acquired during the fourth quarter of 2011. We expect that such costs will fluctuate in future periods commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was approximately $8.4 million, compared to approximately $4.1 million for the nine months ended September 30, 2010 and relates to interest incurred on the promissory notes we have entered into to fund portions of our acquisitions and refinance certain of our self storage facilities. The increase between 2010 and 2011 is primary due to increased debt levels. We expect interest expense to increase in future periods as we have interest expense for the entire period for debt transactions completed during the first nine months of 2011 and if we acquire additional operating facilities through the issuance or assumption of promissory notes.

Other expense

Other expense for the nine months ended September 30, 2011 was approximately $0.3 million compared to approximately $0.1 million for the nine months ended September 30, 2010. The increase primarily relates to costs related to an unsuccessful debt financing transaction, foreign currency losses and various other miscellaneous costs.

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

Our calculation of FFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net loss attributable to Strategic Storage Trust, Inc.	$(5,146,419)	$(2,199,012)	$(15,611,249)	$(7,956,559)
Add:
Depreciation	2,556,031	1,286,715	6,580,375	3,514,681
Amortization of intangible assets	3,910,375	2,105,912	10,438,617	5,783,356
Deduct:
Adjustment for noncontrolling interests (1)	(219,482)	(180,870)	(626,922)	(556,428)

FFO	$1,100,505	$1,012,745	$780,821	$785,050

(1)	Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holders’ share of our real estate depreciation and amortization of intangible assets was $70,893 and $148,589, respectively, for the three months ended September 30, 2011, and $198,233 and $428,689, respectively, for the nine months ended September 30, 2011.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Change
Net cash flow provided by (used in):
Operating activities	$1,137,660	$2,207,953	$(1,070,293)
Investing activities	(117,074,093)	(52,478,926)	(64,595,167)
Financing activities	127,228,117	83,370,102	43,858,015

Cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 were approximately $1.1 million and $2.2 million, respectively, a reduction in cash provided by operations of approximately $1.1 million. The decrease in cash provided is primarily the result of increased restricted cash, off-set by a favorable improvement in the net loss adjusted for depreciation and amortization of approximately $0.7 million.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 were approximately $117.1 million and $52.5 million, respectively, an increase in the use of cash of approximately $64.6 million. The increase compared to the prior period primarily relates to the increased amount spent on acquisitions in the current period as compared with the same period of the prior year.

Cash flows provided by financing activities for the nine months ended September 30, 2011 and 2010 were approximately $127.2 million and $83.4 million, respectively, an increase of approximately $43.8 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from new debt.

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

	Three Months Ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
Distributions paid in cash	$3,205,887		$3,015,369		$2,692,434		$2,463,666		$2,266,448
Distributions reinvested	2,360,957		2,173,281		1,963,793		1,823,230		1,661,398

Total distributions	$5,566,844		$5,188,650		$4,656,227		$4,286,896		$3,927,846

Source of distributions
Cash flows provided by (used in) operations	$956,967	17.2%	$554,599	10.7%	$(373,906)	(8.1%)	$(1,263,697)	(29.5%)	$1,386,895	35.3%
Proceeds from issuance of common stock	2,248,920	40.4%	2,460,770	47.4%	3,066,340	65.9%	3,727,363	86.9%	879,553	22.4%
Distributions reinvested	2,360,957	42.4%	2,173,281	41.9%	1,963,793	42.2%	1,823,230	42.5%	1,661,398	42.3%

Total sources	$5,566,844	100.0%	$5,188,650	100.0%	$4,656,227	100.0%	$4,286,896	100.0%	$3,927,846	100.0%

(1)	Percentages listed in the table above were calculated by dividing the total sources of distributions by the source indicated. Where negative percentages exist, we used, rather than generated, cash flows from operations. At these times, the percentage of cash flows provided by operations used as a source of distributions appears as a negative number.

Cash flows provided by (used in) operations for the three months ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010 include approximately $1.6 million, $1.9 million, $1.8 million, $2.8 million and $0.5 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through September 30, 2011, we paid cumulative distributions of approximately $36.5 million, as compared to cumulative FFO of approximately $(4.2) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2011, we had approximately $244.6 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.1 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of September 30, 2011 was approximately 5.6%. Future acquisitions may be partially funded by the assumption of existing loans. Additionally, certain future acquisitions may be partially funded by proceeds from the issuance of new promissory notes. Thus, if such acquisitions are completed, we expect our indebtedness to increase.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011:

	Payments due by period:
		Less than				More than
	Total	1 Year		1-3 Years	3- 5 Years	5 Years
Mortgage interest(1)	$87,531,556	$3,326,094		$24,777,910	$21,576,233	$37,851,319
Mortgage principal	244,573,784	20,379,847	(2)	18,221,579	45,566,137	160,406,221

Total contractual obligations	$332,105,340	$23,705,941		$42,999,489	$67,142,370	$198,257,540

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.
(2)	Included in this amount is the approximately $19.7 million outstanding under the KeyBank Credit Facility, which currently is scheduled to mature on December 28, 2011. We and KeyBank are in process of amending the KeyBank Credit Facility. It is expected that the amendment will, among other things, extend the term of the KeyBank Credit Facility to 2014. There can be no assurance that we will be able to extend or amend the KeyBank Credit Facility on favorable terms, if at all.

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

As of September 30, 2011, our debt consisted of approximately $218.1 million in fixed rate debt and approximately $26.5 million in variable rate debt (excluding net unamortized debt discounts of approximately $1.1 million). As of December 31, 2010, our debt consisted of approximately $116.6 million in fixed rate debt and approximately $4.9 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of September 30, 2011:

	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$678,847	$5,437,310	$6,006,869	$16,194,971	$29,371,166	$160,406,221	$218,095,384	$220,360,000
Average interest rate	5.60%	5.60%	5.60%	5.62%	5.67%	—	—	—
Variable rate debt (1)	$19,701,000 (2)	$214,092	$6,563,308	—	—	—	$26,478,400	$26,478,400
Average interest rate	3.74%	5.20%	5.20%	—	—	—	—	—

(1)	Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.
(2)	This amount is the approximately $19.7 million outstanding under the KeyBank Credit Facility, which currently is scheduled to mature on December 28, 2011. We and KeyBank are in the process of amending the KeyBank Credit Facility. It is expected that the amendment will, among other things, extend the term of the KeyBank Credit Facility to 2014. There can be no assurance that we will be able to extend or amend the KeyBank Credit Facility on favorable terms, if at all.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

If we merge with our Advisor, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur additional costs associated with being self-administered.

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. One method by which we could internalize these functions would be to merge with our Advisor and issue shares to the Advisor as merger consideration. A merger with our Advisor could result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations per share. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Your interest in us will be diluted as we issue additional shares, and upon purchasing shares your investment may immediately be diluted based on the net book value per share of our common stock.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in this offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in our offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. You should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was approximately $6.00 as of September 30, 2011 as compared to our offering price per share of $10.00. Therefore, upon a purchase of our shares, you will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

The acquisition of new properties may give rise to difficulties in predicting revenue potential.

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the performance of properties we acquire will increase or be maintained under our management.

We may face integration challenges and incur costs when we acquire additional properties.

As we acquire or develop additional self-storage properties, we will be subject to risks associated with integrating and managing new properties. In the case of a large portfolio purchase, we could experience strains in our existing information management capacity. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. In addition, the integration process generally results in changes to the processes, standards, procedures, practices, policies and compensation arrangements in the properties acquired, which can adversely affect our ability to maintain the existing relationships with tenants and employees. Our failure to successfully integrate any future properties into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of September 30, 2011, we had issued approximately 29 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $289 million. From this amount, we paid approximately $8.3 million in acquisition fees to our Advisor, approximately $27.0 million in selling commissions and dealer manager fees (of which approximately $21.6 million was reallowed to third-party broker dealers), and approximately $3.8 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired (exclusive of the REIT I Merger Transaction and REIT II Merger Transaction) approximately $292 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows.

(c)	As noted in Notes 2 and 7 to the consolidated financial statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of September 30, 2011, the maximum amount that may yet be redeemed under our publicly announced program is approximately $3.5 million. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We honored all eligible redemption requests submitted during the nine month period ended September 30, 2011. During the nine month period ended September 30, 2011, we had redeemed approximately 754,500 shares for approximately $7.3 million ($9.72 per share). We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. As of September 30, 2011, there were approximately 239,000 shares related to redemption requests to be processed subsequent to September 30, 2011. On October 31, 2011, we satisfied all of the eligible redemption requests. The redemption of these shares totaled approximately $2.3 million ($9.82 per share) and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2011. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended September 30, 2011, we redeemed shares as follows:

Month Ended	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
July 31, 2011	315,450	$9.78	315,450
August 31, 2011	—		—
September 30, 2011	—		—

	315,450		315,450

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Company’s Prospectus dated April 27, 2011, Commission File No. 333-146959

10.1	Homeland Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 13, 2011, Commission File No. 000-53644

10.2	Dealer Manager Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed on September 16, 2011, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	Unaudited Financial Statements from the Quarterly Report on Form 10-Q of Strategic Storage Trust, Inc. for the Quarter Ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: November 14, 2011	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer