Form 10-K
period 2011-12-31
Strategic Storage Trust, Inc.
filed 2012-03-29
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2011                    OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to

Commission File Number: 000-53644

Strategic Storage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	32-0211624
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $311,900,000 assuming a market value of $10 per share, as of June 30, 2011.

As of March 23, 2012, there were 36,323,736 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Strategic Capital Holdings, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager, Strategic Storage Property Management, LLC (our “Property Manager”). We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement with our Advisor. Our Advisor was formed on August 13, 2007. See Note 1 of the Notes to the Consolidated Financial Statements contained in this report for further details about our affiliates.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Our Offering will not last beyond September 22, 2013 (two years after the effective date of our Offering), provided, however, that subject to applicable law, we may extend our Offering for an additional year, or, in certain circumstances, longer. We also reserve the right to terminate our Offering at any time. In addition to our Initial Offering and our Offering, in September 2009 we also issued approximately 6.2 million shares of common stock in connection with two mergers with private real estate investment trusts sponsored by our Sponsor.

As of December 31, 2011, we wholly-owned 91 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 60,140 units and approximately 7.5 million rentable square feet. Of the 91 properties we wholly-owned as of December 31, 2011, 46 were acquired during 2011. We also had interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Tenants rent fully-enclosed spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to ten feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2011 Self Storage Almanac, self storage facilities generally have a tenant mix of approximately 71% residential, 17% commercial, 6% military and 6% students. The mix of residential tenants using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items residential tenants place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Tenants choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (June 2011):

•

at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2010 there were approximately 46,500 “primary” self storage facilities representing approximately 2.2 billion square feet;

•	the top five self storage companies own and operate just 9.5% of all U.S. facilities;

•	90% of all self storage companies own and operate just one “primary” self storage facility; and

•	it took the self storage industry more than 25 years to build its first billion square feet of space; it added the second billion square feet in just eight years (1998-2005).

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Recently, self storage operators have placed increased emphasis on offering ancillary products which provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as property insurance, truck rentals and full service mail and delivery centers, all help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate controlled storage, wine storage, tenant-service call center access and after-hours storage, local operators may be increasingly unable to meet higher tenant expectations, which could encourage consolidation in the industry.

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are heading towards retirement age and have accumulated valuable possessions over the years, many of which have sentimental family or historic value, such as pictures, letters and other family keepsakes. As the “baby boomers” move into retirement age and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

We also believe that the self storage industry possesses attractive characteristics not found in other commercial real estate sectors, including the following:

•	no reliance on a “single large tenant” whose vacating can have a devastating impact on rental revenue;

•	no leasing commissions and/or tenant improvements;

•	relatively low capital expenditures;

•	brand names can be developed at local, regional and even national levels;

•	opportunity for a great deal of geographic diversification, which could enhance the stability and predictability of cash flows; and

•	the lowest loan default rate of any commercial property type.

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We acquire, develop, redevelop, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our facilities are fenced with computerized gates and are well lighted. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. At certain facilities, we offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers have access to their storage units from 6:00AM – 10:00PM, and some of our facilities provide 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space. Our facilities range in size from approximately 21,000 to approximately 252,000 net rentable square feet, with an average of approximately 82,000 net rentable square feet.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Below are some of the strategies and tactics we are utilizing to grow a diversified portfolio of self storage facilities that we believe will maximize cash available for distributions and potential for appreciation in the value of our properties over the long term.

Initial Growth and Branding Stage. Since our inception, we have been focused on building a diversified portfolio of self storage facilities. As of December 31, 2011, we had acquired 91 facilities in 17 states and Canada. We have been branding our facilities under the “SmartStop® Self Storage” brand. We have also been utilizing a call center, which provides access to our customers to information regarding our self storage facilities. Additionally, we have been developing a new customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties, and our new SmartTracker Inventory ListSM App, which allows customers to organize and track the contents of their self storage units via their iPhone or Android device. We believe that implementation of these and other branding and marketing initiatives will enhance brand awareness and drive revenue growth in the future.

Focus on Increasing Revenue and Greater Efficiencies. In 2011, we began increasing our focus on revenue generation opportunities at our self storage facilities and capitalizing on economies of scale from our growing portfolio. Below are a few of the specific measures we are taking to improve our operating performance at our existing facilities:

•

Implementation of Facility Monitoring Activities. We are seeking to increase revenues and net operating income at each of our facilities by (i) closely monitoring call volume, reservation activity and occupancy in relation to our marketing activities, (ii) analyzing market supply and demand factors, as well as occupancy trends, in setting rental rates, promotional discounts and allocation of marketing dollars, (iii) implementing measures to increase rental rates at our self storage facilities two times per year, utilizing an automated software program, and (iv) decreasing controllable operating costs.

•

Implementation of Standardized Sales Processes. We have put forth a standardized sales approach so that the rental experience is the same at each of our facilities. All employees are trained in similar sales approaches and techniques that facilitate the generation of business. We have updated our incentive plan to mirror these focus items and we are witnessing positive results.

•

Increasing Focus on Ancillary Revenues. We are increasing our focus on certain ancillary revenue opportunities. In recent months, we have increased the emphasis on selling our customers tenant insurance, to protect their belongings against loss or damage. We offer a wide assortment of packing and moving supplies that a customer would need, to properly protect their items while in storage. We have implemented a standardized approach on how to sell these items to our customers as well. Additionally, we have national truck rental contracts with Penske and Budget and we continue to add truck rental capabilities at many of our facilities. Furthermore, we have added the capability of customers to purchase boxes, locks and packing supplies on-line through our website. Users of this service pick up the supplies at their nearest SmartStop® facility, which increases revenue and increases the likelihood of such customers becoming self storage tenants at one of our facilities.

•

Creating Operational Efficiencies. As we continue to grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, as a result of our size and geographic diversification, as well as our institution of a blanket property and casualty insurance program over all properties nationwide, we have reduced our total insurance costs per property. As we acquire additional facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. We will also negotiate national contracts and rates with other key vendors and service providers. To the extent we can continue to acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

Growth Opportunities. While our primary focus is on acquiring stabilized self storage facilities that contribute to net cash flow, we have acquired a number of facilities that are either in the lease-up or development stage. By purchasing facilities that are still in the lease-up stage, we believe we can enhance stockholder value through leasing efforts of our Property Manager and efficiencies created by our brand, website and other marketing efforts. Due to a lack of new supply in the marketplace, we believe we can also create long-term stockholder value by developing or redeveloping self storage facilities.

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

Exchange Listing and Other Liquidity Events

Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of the Offering:

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

Our Self Storage Acquisition Strategy

We will focus on the acquisition, ownership, operation and development of self storage facilities and activities relating to this type of property. Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.2 billion rentable square feet at approximately 46,500 facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. We believe the following factors will allow us to achieve market penetration, name recognition and national brand awareness and loyalty in the self storage industry, which will result in greater economies of scale:

•

the size and diversification of our self storage portfolio, which, as of December 31, 2011, consisted of 91 properties in 17 states and Canada with approximately 60,140 units and approximately 7.5 million square feet;

•

the management team of our Advisor and Property Manager which, in addition to our executive officers, includes regional and district property management professionals and on-site property management personnel; and

•

our self storage branding strategy whereby we intend to re-brand every self storage facility under the “SmartStop® Self Storage” brand over the next several years, our call center which provides access to information regarding our self storage facilities, and our new customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties.

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

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for self storage facilities in the area;

•	a property’s geographic location and type;

•	a property’s physical location in relation to population density, traffic counts and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	rental rates and occupancy levels for the property and competing properties in the area;

•	potential for rent increases;

•	demographics of the area;

•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;

•	potential capital improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	potential competitors for expanding the physical layout of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonably ascertainable risks such as environmental contamination.

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

Our Borrowing Strategy and Policies

Although we intend to use low leverage (50% or less) to make our investments during the Offering, at certain times during the Offering, including the present, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in this offering. At the current time, the debt markets are attractive, and our board believes that a higher debt leverage in these markets is beneficial to our long-term interests. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout the Offering. As of December 31, 2011, our debt leverage was approximately 60%.

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined, (approximately 75% of the cost basis of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

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

Joint Venture Investments

As of December 31, 2011, we had entered into several joint venture arrangements (see Note 2 of the Notes to the Consolidated Financial Statements contained in this report). In the future we may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.

We may enter into joint ventures with affiliates of our Sponsor, Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and

•	the investment by us and the joint venture partner are on substantially the same terms and conditions.

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

Co-Investment with Tenant-In-Common Programs and Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code (the “Code”). Our Sponsor has been and may continue to be a sponsor of tenant-in-common programs and Delaware Statutory Trusts (“DSTs”), such transactions referred to as like-kind exchanges.

For each tenant-in-common program, our Sponsor or one of its affiliates will create a single member limited liability company (each of which we refer to as a Strategic Capital Exchange Entity). A Strategic Capital Exchange Entity will acquire all or part of a real estate property to be owned in co-tenancy arrangements with persons wishing to engage in like-kind exchanges (tenant-in-common participants). Generally, a Strategic Capital Exchange Entity will acquire the subject property, and through a registered broker-dealer, market a private placement memorandum for the sale of co-tenancy interests in that property. In many instances, affiliates of our Advisor will sell or contribute a property to a Strategic Capital Exchange Entity for the purpose of selling off the property. Properties acquired in connection with the tenant-in-common program, if any, initially may be partially or entirely financed with debt. When a tenant-in-common participant wishes to acquire a co-tenancy interest, the Strategic Capital Exchange Entity will deed an undivided co-tenancy interest in the subject property to a newly-formed single-member limited liability company that is owned by the tenant-in-common participant.

A DST is a separate legal entity created as a trust under Delaware law that allows persons wishing to engage in like-kind exchanges to reinvest their proceeds in commercial real estate. In such a transaction, the DST acquires title to the property or properties and borrows money, which is secured by such properties, from the lender, and the exchange participant owns a beneficial interest in the DST.

In connection with the two mergers with private real estate investment trusts we completed on September 24, 2009, we acquired minority interests in several DSTs affiliated with our Sponsor. In May and November of 2010 we increased our ownership in Self Storage I DST, one of the DSTs acquired in the mergers, from 3.05% to 19.75%. We subsequently acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. We may in the future make additional investments in the other DSTs acquired in the mergers or invest in other similar programs, but will only do so if our board of directors, including a majority of our independent directors, determines that our participation is in the best interest of our stockholders.

We may co-invest in a property or DST only if a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves of the transaction as being fair, competitive and commercially reasonable to us. We anticipate that in the event we purchase a tenant-in-common or DST interest from a Strategic Capital Exchange Entity, generally we will purchase the interest at the Strategic Capital Exchange Entity’s cost (before offering expenses and fees). However, if the price to us is in excess of the cost of the asset paid by our affiliate, a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, must determine that substantial justification for such excess exists and that such excess is reasonable. In no event shall the cost to us of such asset exceed the greater of the Strategic Capital Exchange Entity’s cost or the current appraised value for the property or DST interest as determined by an independent appraiser. Although the Strategic Capital Exchange Entity will charge fees and expenses to tenant-in-common participants and/or will sell the tenant-in-common or DST interests at a price above the price it paid for the property, we will not pay any fees or expenses to the Strategic Capital Exchange Entity. We intend to pay our Advisor the acquisition fees and reimburse our Advisor for its expenses to the same extent as with other types of property acquisitions.

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

Construction and Development Activities

From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use taxable REIT subsidiaries or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work. As of December 31, 2011, we had two properties that were under construction or development in Canada.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

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

Disposition Policies

As of December 31, 2011, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

•

Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

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

Investments in Mortgages

As of December 31, 2011, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

In May and November of 2010 we increased our ownership in Self Storage I DST, a DST sponsored by our Sponsor, from 3.05% to 19.75%. We subsequently acquired the remaining interests, such that we owned 100% of the interests as of February 2011. In December 2011, we increased our preferred equity investment in USA Hawthorne, LLC, the entity which has a direct interest in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant, by approximately $0.5 million to approximately $7 million. See Note 2 of the Notes to the Consolidated Financial Statements contained in this report. We may purchase additional properties from one or more affiliates of our Advisor in the future. Our board of directors has established a nominating and corporate governance committee, which will review and approve all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our Advisor and its affiliates.

Investment Company Act of 1940 and Certain Other Policies

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

Employees

We have no paid employees. The employees of our Advisor provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in the market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Industry Segments

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Geographic Information

Our Canadian real estate assets represent approximately $27.9 million or approximately 6% of our net carrying value of real estate assets as of December 31, 2011. In 2011, approximately $1.2 million, or approximately 2% of our revenues, were generated by our Canadian real estate assets. Two of our Canadian real estate assets are currently in the development stage and are not yet generating revenues.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to an Investment in Strategic Storage Trust, Inc.

We have limited established financing sources and we cannot assure our stockholders that we will be successful in the marketplace.

We were incorporated in August 2007 and commenced active business operations on May 22, 2008. As of December 31, 2011, we owned 91 properties in 17 states and Canada. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are in a similar stage of development.

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

We have incurred operating losses to date, have an accumulated deficit and our operations will not be profitable in 2012.

We incurred a net loss of approximately $7.3 million for the fiscal year ended December 31, 2009, a net loss of approximately $12.8 million for the fiscal year ended December 31, 2010 and a net loss of approximately $21.4 million for the fiscal year ended December 31, 2011. Our accumulated deficits were approximately $8.8 million, $21.6 million and $43.0 million as of December 31, 2009, 2010 and 2011, respectively. Given that we are still early in our fundraising and acquisition stage of development, our operations will not be profitable in 2012.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2011, we owned 91 properties in 17 states and Canada. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

To date, we have paid a majority of our cash distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2011, we had received aggregate gross offering proceeds of approximately $11 million from the sale of approximately 1.1 million shares in our Offering, and aggregate gross offering proceeds of approximately $300 million from the sale of approximately 30.0 million shares in our Initial Offering and Offering. For the years ended December 31, 2008 and 2009, we funded 100% of our distributions using proceeds from our Initial Offering. For the year ended December 31, 2010, we funded 11.2% of our cash distributions (exclusive of reinvested distributions) using cash flow from operations and 88.8% using proceeds from our Initial Offering. For the year ended December 31, 2011, we funded 23.1% of our cash distributions (exclusive of reinvested distributions) using cash flow from operations and 76.9% using proceeds from our Initial Offering and Offering. If we continue to pay cash distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investments. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Advisor or Property Manager loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Ken Morrison and Wayne Johnson, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

We may loan a portion of the proceeds of the Offering to fund the development or purchase of self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and our advisory agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates, for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

If we merge with our Advisor, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur additional costs associated with being self-administered.

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. One method by which we could internalize these functions would be to merge with our Advisor and issue shares to our Advisor as merger consideration. A merger with our Advisor could result in dilution of our stockholders’ interests and could reduce earnings per share and funds from operations per share. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor. Our Advisor and its affiliates are actively involved in 13 other real estate programs (five of which invest in or own self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the appropriate manner, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

On September 24, 2009, we completed two mergers with private real estate investment trusts sponsored by our Sponsor, Self Storage REIT, Inc. (now Self Storage REIT, LLC) (REIT I) and Self Storage REIT II, Inc. (now Self Storage REIT II, LLC) (REIT II). In May and November of 2010 we increased our ownership from 3.05% to 19.75% in Self Storage I DST, a DST sponsored by our Sponsor. We subsequently acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. For the mergers with REIT I and REIT II, we obtained a fairness opinion from Robert A. Stanger & Co.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors approved the two mergers with private REITs discussed above and will approve all future transactions between us and our Advisor and its affiliates.

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

At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, our Advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue. If there is a substantial difference in the amount of subordinated fees our Advisor may receive for each liquidity event, our Advisor may prefer a liquidity event with higher subordinated fees. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge with our Advisor in anticipation of the listing process. Such merger may result in substantial compensation to our Advisor which may create certain conflicts of interest.

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

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (Baker Donelson) acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

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

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our articles of incorporation, as amended, contain limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles of incorporation would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we become an unregistered investment company, we will not be able to continue our business.

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

•

any amendment of our charter (including a change in our primary investment objectives), except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of our stockholders;

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

We currently use the offering price as the net asset value per share for our shares, therefore, our stockholders are unable to determine the net asset value of their shares at this time.

We currently use the offering price as the net asset value per share for our shares. We will use our offering price as our net asset value until our board of directors determines the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, our stockholders will not be able to determine the net asset value of their shares at this time.

Our stockholders’ interests in us will be diluted as we issue additional shares, and upon purchasing shares our stockholders’ investments may immediately be diluted based on the net book value per share of our common stock.

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

In addition, the net book value per share of our common stock was approximately $5.76 as of December 31, 2011 as compared to our offering price per share of $10.00 as of December 31, 2011. Therefore, upon a purchase of our shares, our stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of the Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

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

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties we acquire will increase or be maintained under our management.

We may face integration challenges and incur costs when we acquire additional properties.

As we acquire or develop additional self storage properties, we will be subject to risks associated with integrating and managing new properties. In the case of a large portfolio purchase, we could experience strains in our existing information management capacity. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. In addition, the integration process generally results in changes to the processes, standards, procedures, practices, policies and compensation arrangements in the properties acquired, which can adversely affect our ability to maintain the existing relationships with tenants and employees. Our failure to successfully integrate any future properties into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our stockholders.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally our unit leases will be on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

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

With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated tenant occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties does not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

We anticipate that the majority of the properties we acquire will have stabilized occupancy levels (generally at or above 80%). However, certain of the real properties we acquire may have a higher level of vacancy at the time of closing either because the property is in the process of being developed and constructed, is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of tenants. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. Also, because a property’s market value depends principally upon its occupancy rate, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

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

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in our stockholders’ best interests.

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

Risks Associated with Debt Financing

If we breach covenants under our credit facility or our bridge loan with KeyBank National Association, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

On December 27, 2011, we entered into a secured credit facility with KeyBank National Association (“KeyBank”) with total commitments of $82 million. We may, subject to the discretion of KeyBank and any other lender who may ultimately participate in the secured credit facility, request commitments of an additional $68 million. In addition, we obtained a bridge loan from KeyBank for $28 million. These KeyBank loans are secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio, nine of our other self storage properties and a parcel of unimproved land in Ladera Ranch, California, a pledge of the net equity proceeds of our public offering, and are cross-defaulted to each other and any other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The loans also impose a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on these KeyBank loans, Key Bank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us.

Furthermore, the secured credit facility provides that if KeyBank is unable to syndicate the loan to other lenders such that their aggregate lending commitment is not reduced from $82 million to $36 million by March 31, 2012, then, on or before June 30, 2012, our Operating Partnership shall use its best efforts to refinance all or a portion of the mortgaged properties, other than those in the Homeland Portfolio, and use the net refinance proceeds to reduce the principal balance of the secured credit facility to an amount no greater than $45 million. Upon repayment of the bridge loan, if KeyBank is unable to syndicate the loan and the remaining amount otherwise outstanding has not been reduced to $45 million, our Operating Partnership shall pay monthly the greater of $5 million or 100% of the net offering proceeds from our ongoing public offering to reduce the principal balance of the secured credit facility to an amount no greater than $45 million; provided that, in any event, the secured credit facility must be repaid such that the principal balance is no greater than $45 million by December 31, 2012. If KeyBank determines that successful syndication cannot be achieved such that its aggregate lending commitment is reduced to $36 million, KeyBank reserves the right, after consultation with us, to change the terms of the secured credit facility if KeyBank reasonably and in good faith determines that such changes are advisable in order to ensure successful syndication.

If such successful syndication is not realized, we will be required to refinance approximately $37 million related to the secured credit facility related to the non-Homeland Portfolio and would intend to do so on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the secured credit facility in accordance with the terms of the agreement. We cannot assure you that we will be able to successfully refinance $37 million of the secured credit facility within the required timeframe, if at all. If we are able to refinance a portion of the secured credit facility, we may not be able to do so on favorable terms.

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

We have incurred, and intend to continue to incur, indebtedness secured by our properties, which may result in foreclosure.

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

In connection with some of our property acquisitions, we currently or subsequently may become tenant-in-common owners of properties in which an affiliate of our Advisor sells tenant-in-common interests to tenant-in-common participants. As an owner of tenant-in-common interests in properties, we will be subject to the risks inherent to the ownership of co-tenancy interests with unrelated third parties. In a substantial majority of these transactions, the underlying property serves as collateral for the mortgage loan to finance the purchase of the property. To the extent the loan is not repaid in full as part of the tenant-in-common program, the loan remains outstanding after the sale of the co-tenancy interests to the tenant-in-common participants. Each co-tenant is a borrower under the loan agreements. These loans generally are non-recourse against the tenant-in-common participants’ interests and are secured by the real property. However, the tenant-in-common participants are required to indemnify, and become liable to, the lender for customary carve-outs under the applicable financing documents, including, but not limited to, fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

We will be subject to risks associated with the co-tenants in our co-ownership arrangements that otherwise may not be present in other real estate investments.

We may enter into tenant-in-common, Delaware Statutory Trust (DST), or other co-ownership arrangements with respect to a portion of the properties we acquire. In connection with the two mergers with private real estate investment trusts we completed on September 24, 2009, we acquired minority interests in several DSTs affiliated with our Sponsor. We also acquired additional interests in some of those DSTs subsequent to the mergers. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate, such as the following:

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

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of investors’ capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Strategic Storage TRS, Inc., along with our Canadian taxable REIT subsidiary, as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and

•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

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

The tax rate applicable to qualifying corporate distributions received by individuals prior to 2013 has been reduced to a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

As of December 31, 2011, we wholly-owned 91 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 60,140 units and approximately 7.5 million rentable square feet. Of the 91 properties we wholly-owned as of December 31, 2011, 46 were acquired during 2011. We also had interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As of December 31, 2011, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)
Alabama (1)	2	1,075	144,500
Arizona	4	1,970	242,850
California (1)	8	6,480	831,700
Florida	8	7,070	756,350
Georgia	19	11,530	1,481,200
Illinois	4	2,475	370,400(2)
Kentucky	5	2,800	401,000
Mississippi	1	600	66,600
Nevada	8	4,710	563,700
New Jersey	5	4,190	395,100
New York	1	690	82,800
North Carolina	3	1,580	178,900
Ontario, Canada(3)	3	2,790	319,800
Pennsylvania	4	2,220	269,900
South Carolina	1	460	65,200
Tennessee	1	800	100,400
Texas (1)	10	6,250	933,300
Virginia	4	2,450	257,800
Total	91	60,140	7,461,500

(1)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

(2)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(3)	Includes approximately 157,000 rentable square feet that is under development.

The map below shows the geographic location of our self storage portfolio as of December 31, 2011.

As of December 31, 2011, we wholly-owned the following 91 self storage facilities:

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% Physical Occupancy(1)	% Climate Controlled(2)
Biloxi – MS	9/25/2008	$2,960,000	1980/1984/ 1992	600	66,600	57.8%	12.2%
Gulf Breeze – FL	9/25/2008	$7,800,000	1978/1982/ 2004	700	80,000	83.8%	61.0%
Manassas – VA	12/19/2008	$4,700,000	1996/2000	500	49,900	75.3%	51.0%
Walton – KY	2/12/2009	$3,400,000	1991	430	72,000	85.6%	0.5%
Crescent Springs – KY	2/12/2009	$2,300,000	1999/2003	350	57,200	89.3%	0.6%
Florence – KY	2/12/2009	$4,200,000	1996	520	81,800	87.2%	6.8%
Alpharetta – GA	6/1/2009	$5,100,000	2003	670	76,500	75.9%	59.0%
Marietta – GA	6/1/2009	$4,500,000	2006	500	52,000	78.0%	100.0%
Erlanger – KY	7/17/2009	$3,750,000	1987	610	63,700	88.4%	2.3%
Florence II – KY	7/17/2009	$5,950,000	1982/1995	890	126,300	74.4%	0.3%
Jersey City – NJ	8/21/2009	$11,625,000	1985	1,090	91,500	83.3%	0.0%
Montgomery – AL	9/3/2009	$3,800,000	1995/2004	600	94,600	69.1%	22.2%
Phoenix – AZ	9/4/2009	$2,000,000	1974	520	38,750	65.0%	83.2%
Seabrook – TX	9/24/2009	$6,150,000	2001-2003	680	78,000	86.9%	51.6%
Greenville – SC	9/24/2009	$3,720,000	1948/1995	460	65,200	92.5%	66.0%
Kemah – TX	9/24/2009	$13,370,000	1985/2005/ 1999/2002	1,300	239,000	84.8%	19.4%
Tallahassee – FL	9/24/2009	$8,450,000	1979-1987	1,550	203,700	68.1%	2.9%
Memphis – TN	9/24/2009	$3,880,000	1987/1994	800	100,400	86.4%	0.0%

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)		% Physical Occupancy(1)	% Climate Controlled(2)
Houston – TX	9/24/2009	$2,500,000	1984/2005	480	73,300		76.3%	38.6%
Las Vegas – NV	9/24/2009	$6,100,000	2006	520	66,000		78.9%	78.5%
Las Vegas II – NV	9/24/2009	$2,200,000	1998	190	21,100		72.9%	33.2%
Pearland – TX	9/24/2009	$6,400,000	2004/2005	640	89,200		89.3%	60.6%
Daphne – AL	9/24/2009	$4,280,000	2000	475	49,900		63.4%	100.0%
Lake Forest – CA	9/24/2009	$26,650,000	2003	1,300	251,700		81.7%	0.0%
Pittsburgh – PA	12/11/2009	$2,550,000	1990	470	55,200		67.5%	15.2%
West Mifflin – PA	12/11/2009	$3,150,000	1983	820	100,000		68.6%	20.2%
Fort Lee – NJ	2/24/2010	$16,750,000	2000	990	98,000		84.9%	100.0%
Weston – FL	2/24/2010	$6,300,000	2005	650	52,000		89.3%	100.0%
Gulf Breeze II – FL	3/10/2010	$1,225,000	2004/2005	290	39,750		49.1%	72.9%
Mesa – AZ	4/9/2010	$3,675,000	2002	570	75,600		74.3%	27.4%
Oakland Park – FL	4/16/2010	$14,350,000	1987	1,620	104,000		84.5%	100.0%
Phoenix II – AZ	5/6/2010	$1,700,000	1974	440	73,000		78.5%	0.0%
Tempe – AZ	5/6/2010	$1,800,000	1973	440	55,500		76.9%	0.0%
Riverdale – NJ	5/14/2010	$6,375,000	2007	820	61,400		62.8%	100.0%
Davie – FL	7/14/2010	$5,470,000	1988	1,040	122,700		75.1%	100.0%
Chicago – 95th St. – IL	10/22/2010	$6,300,000	2002	690	72,000		80.6%	20.3%
Chicago – Western Ave. – IL	10/22/2010	$1,400,000	2004	590	59,000		68.6%	3.4%
Chicago – Ogden Ave. – IL	10/26/2010	$4,000,000	2002	750	194,400	(3)	63.6%	3.0%
Las Vegas III – NV	10/29/2010	$4,275,000	2005	700	94,000		66.0%	69.0%
Chicago – Roosevelt Rd. – IL	11/16/2010	$1,800,000	2004	445	45,000		75.1%	8.0%
Dufferin – Toronto – Ontario, Canada	11/23/2010	$14,150,000	1965/2008	1,060	110,000		66.6%	100.0%
Los Angeles – La Cienega – CA	12/16/2010	$13,100,000	2004	770	87,000		81.1%	25.0%
Long Beach – CA	12/16/2010	$12,900,000	1999	830	87,000		82.5%	80.0%
Las Vegas IV – NV	12/21/2010	$6,875,000	1996	540	81,600		87.0%	95.2%
Las Vegas VI – NV	12/29/2010	$4,000,000	2006	740	94,000		70.1%	65.2%
Concord – NC	2/15/2011	$3,100,000	1996/2001	530	56,200		84.9%	13.9%
Hickory – NC	2/15/2011	$3,370,000	1997	600	70,600		82.1%	14.6%
Morganton – NC	2/15/2011	$2,900,000	2001	450	52,100		77.3%	36.3%
El Paso II – TX	2/15/2011	$4,590,000	2001/2003	520	72,900		84.9%	2.0%
El Paso III – TX	2/15/2011	$6,090,000	1985/2000	750	81,200		86.8%	4.1%
El Paso IV – TX	2/15/2011	$3,690,000	1999/2004	510	67,400		75.4%	2.1%
El Paso V – TX	2/15/2011	$3,960,000	2004	420	60,500		89.6%	6.0%
Dallas – TX	2/15/2011	$4,560,000	1986/1999- 2000	660	131,000		81.3%	0.0%
Lawrenceville I – GA	2/15/2011	$1,680,000	1996	500	73,500		69.8%	4.8%
Lawrenceville II – GA	2/15/2011	$3,090,000	1999	500	60,600		72.4%	17.9%
Mississauga – Mississauga – Ontario, Canada(9)	3/11/2011	$5,660,000(4)	1963/2011	800	101,000		n/a	n/a
El Paso – TX	3/17/2011	$1,600,000(6)	2010	290	40,800		84.8%	0.0%
Las Vegas VII – NV	3/25/2011	$5,050,000	1996	720	58,400		80.3%	75.8%
Las Vegas VIII – NV	3/25/2011	$5,310,000	1997	510	60,600		71.9%	56.1%
SF Bay Area – Morgan Hill – CA	3/30/2011	$6,330,000	1997	490	61,000		85.6%	32.5%
SF Bay Area – Vallejo – CA	3/30/2011	$7,940,000	2001	860	75,000		76.1%	0.0%
Peachtree City – GA	6/10/2011	$5,410,000	1988/1992	670	123,400		77.6%	9.0%
Buford – GA	6/10/2011	$2,557,000	2002	520	68,900		76.2%	47.3%
Jonesboro – GA	6/10/2011	$2,495,000	2002	730	106,400		63.5%	20.3%
Ellenwood – GA	6/10/2011	$2,311,000	1998	300	40,700		84.1%	17.3%
Marietta II – GA	6/10/2011	$2,680,000	1998/2008	480	61,200		69.1%	19.2%
Collegeville – PA	6/10/2011	$3,099,000	1996	540	58,400		69.9%	7.6%
Skippack – PA	6/10/2011	$2,393,000	2004	390	56,300		69.0%	23.4%

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units		Approx. Sq. Ft. (net)		% Physical Occupancy(1)	% Climate Controlled(2)
Ballston Spa – NY	6/10/2011	$5,144,000	2002	690		82,800		90.9%	20.2%
Trenton – NJ	6/10/2011	$7,793,000	2003	660		85,100		82.6%	30.4%
Fredericksburg – VA	6/10/2011	$4,275,000	2000	630		59,600		66.5%	58.1%
Sandston – VA	6/10/2011	$6,873,000	2005/2006	680		78,100		81.7%	43.0%
Ladera Ranch – CA	7/6/2011	$20,900,000(7)	2003	980		114,000		81.5%	29.3%
SF Bay Area – San Lorenzo – CA	7/15/2011	$2,850,000	2000	640		62,000		70.3%	0.0%
Hampton – VA	7/20/2011	$4,900,000	2007	640		70,200		72.5%	86.7%
Las Vegas V – NV	7/21/2011	$4,470,000	1997	790		88,000		68.7%	60.9%
SF Bay Area – Gilroy – CA	8/12/2011	$6,560,000	1999	610		94,000		79.4%	17.1%
Brewster – Brampton – Ontario, Canada	9/13/2011	$5,100,000(4)	n/a	930	(5)	108,800	(5)	n/a	n/a
Toms River – NJ	10/21/2011	$5,700,000	2006	630		59,100		73.4%	85.3%
Kennesaw – GA	12/27/2011	$6,149,000(8)	2006	660		78,200		45.1%	93.5%
Sharpsburg – GA	12/27/2011	$6,252,000(8)	2006	700		92,000		58.2%	51.0%
Duluth – GA	12/27/2011	$6,711,000(8)	2007	640		81,600		48.7%	48.7%
Duluth II – GA	12/27/2011	$6,883,000(8)	2007	700		83,300		59.9%	93.5%
Duluth III – GA	12/27/2011	$6,941,000(8)	2007	630		82,600		44.3%	90.6%
Marietta III – GA	12/27/2011	$6,654,000(8)	2007	640		73,400		52.9%	100.0%
Austell – GA	12/27/2011	$4,589,000(8)	2007	590		77,700		33.4%	77.9%
Sandy Springs – GA	12/27/2011	$9,522,000(8)	2009	890		93,800		37.1%	100.0%
Smyrna – GA	12/27/2011	$6,768,000(8)	2007	530		65,700		49.6%	85.8%
Lawrenceville III – GA	12/27/2011	$6,568,000(8)	2009	680		89,700		34.2%	74.2%
Jacksonville – FL	12/27/2011	$8,260,000(8)	2008	690		82,800		52.3%	92.1%
Jacksonville II – FL	12/27/2011	$4,703,000(8)	2009	530		71,400		42.1%	30.3%
Total		$522,360,000		60,140		7,461,500		73.0%	39.9%

(1)	Represents occupied square feet divided by total rentable square feet as of December 31, 2011.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2011.
(3)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space.
(4)	Approximate price (excludes estimated conversion costs) based on Canadian/U.S. conversion rate.
(5)	Amount of units and square footage when construction is completed (estimated to be January 2013).
(6)	Acquisition is subject to an “earn out” provision that could increase the acquisition price up to an additional $100,000.
(7)	Includes an adjoining parcel of vacant land, which had an acquisition price of approximately $3.9 million.
(8)

The acquisition prices noted above are based on a preliminary determination of the fair value of the total consideration provided. Additionally, the allocation amongst the individual properties acquired is preliminary. Such valuations may change as we complete our purchase price accounting.

(9)

The construction on this property consists of two phases. In December 2011, we received a partial certificate of occupancy on the first phase, which represents approximately 50% of the total square feet planned. We commenced leasing activity in December 2011. We currently estimate that the second phase will be completed during the Summer of 2012.

The above physical occupancy includes acquisitions of lease-up properties, defined as properties that as of the acquisition dates and continuing through December 31, 2011, had physical occupancy of less than 60%. As of December 31, 2011, we had 13 lease-up properties, including 12 of the properties we acquired on December 27, 2011. Excluding these lease-up properties, the physical occupancy for the portfolio was 77.3% as of December 31, 2011.

As of December 31, 2011, we owned a minority interest in the following investments:

Property	% Owned	Acquisition Date (1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% Physical Occupancy (2)	% Climate Controlled (3)

WP Baltimore Self Storage – MD	11.5%	9/24/2009	2004	500	70,900	81.3%	0.0%
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010	1909/2000	1,100	77,900	74.2%	0.0%

Hawthorne Property (4) – CA	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a

Southwest Colonial, DST –TX	0.28%	9/24/2009	1981-2007	2,850	369,600	82.4%	12.1%

Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997-2005	1,600	152,900	78.6%	100.0%

Total				6,050	1,027,300	80.5%	18.9%

(1)	Represents the date(s) we acquired the interest in such investment.
(2)	Represents occupied square feet divided by total rentable square feet as of December 31, 2011.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2011.
(4)

Not a self storage facility. We have a 12% direct investment in Westport LAX, the entity owning the property, and an indirect interest in Westport LAX through a preferred equity investment in USA Hawthorne, LLC, which has a direct investment in Westport LAX.

For the year ended December 31, 2011, the average monthly rent per occupied square foot for the 91 self storage facilities we wholly-owned was $0.85. The weighted average capitalization rate at acquisition for these 91 self storage facilities we owned as of December 31, 2011 was approximately 7.34% (7.71% for our 71 stabilized properties and 4.53% for our 18 lease-up properties at acquisition, and we had two properties under development). Upon stabilization of the lease-up properties, we expect the weighted average capitalization rate to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 23, 2012, we had approximately 36.3 million shares of common stock outstanding, including approximately 2.1 million shares issued pursuant to our distribution reinvestment plan, held by a total of approximately 10,700 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. From inception through December 31, 2011, we have used the offering price of shares in our most recent offering ($10.00) as the per share net asset value. We will use this value until our board of directors approves a different net asset value based on the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2008 and 2009 all of our distributions constituted non-taxable returns of capital, which were paid from our Offering. For 2010, we paid a total of approximately $14.6 million in distributions, of which approximately $12.7 million constituted a non-taxable return of capital. For 2011, we paid a total of approximately $21.4 million in distributions, of which approximately $19.5 million constituted a non-taxable return of capital. In addition, approximately $9 million of distributions in 2011 were re-invested pursuant to our distribution reinvestment plan.

The following table shows the distributions we have declared and paid during the years ended December 31, 2010 and 2011:

Quarter	Total Distributions Declared and Paid (1)	Distributions Declared per Common Share	Annualized Percentage Return

1st Quarter 2010	$2,930,892	$.175	7.00%
2nd Quarter 2010	$3,466,545	$.175	7.00%
3rd Quarter 2010	$3,927,846	$.175	7.00%
4th Quarter 2010	$4,286,896	$.175	7.00%
1st Quarter 2011	$4,656,227	$.175	7.00%
2nd Quarter 2011	$5,188,650	$.175	7.00%
3rd Quarter 2011	$5,566,844	$.175	7.00%
4th Quarter 2011	$5,945,668	$.175	7.00%

(1)

Declared distributions are paid monthly in arrears. All declared amounts were paid as of December 31, 2011, except for distributions related to shares owned during December 2011, which were paid on January 17, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2011, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	–	–	3,489,556
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	–	–	3,489,556

Use of Proceeds from Registered Securities

On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2011, we had issued approximately 30 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $300 million. From this amount, we paid $10.4 million in acquisition fees to our Advisor, approximately $28 million in selling commissions and dealer manager fees (of which approximately $22 million was reallowed to third party broker-dealers), and approximately $3.9 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $378 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. During the year ended December 31, 2011, we redeemed approximately 993,300 shares of common stock for approximately $9.7 million ($9.75 per share). During the year ended December 31, 2010, we redeemed approximately 381,800 shares of common stock for approximately $3.7 million ($9.57 per share). During the year ended December 31, 2009, we redeemed 11,916 shares of common stock for approximately $114,300 ($9.59 per share). We redeemed no shares of common stock in the year ended December 31, 2008. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

For all requests received through September 30, 2011, we honored all redemption requests during 2011 that complied with the applicable requirements of our share redemption program set forth in our prospectus. As of December 31, 2011, we had redemption requests that, if honored in full, would have caused us to exceed the limits of the share redemption program for 2011. We honored such redemption requests on a pro rata basis, pursuant to the terms of the share redemption program. As of December 31, 2011, we had approximately 280,800 shares that were requested for redemption, but could not be redeemed due to the annual maximum. We redeemed approximately 25% of the total redemptions requested on or prior to December 31, 2011 by stockholders, subject to the terms and conditions set forth in our prospectus. As of December 31, 2011, there were approximately 92,000 shares related to the redemption requests to be processed subsequent to December 31, 2011; on January 31, 2012, we satisfied such pro-rata portion of the eligible redemption requests. The redemption of these shares totaled approximately $0.9 million at an average price of $9.65 per share and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2011. We treated the remainder of each redemption request as a request for redemption in the first quarter of 2012. In 2012, share redemption program limits were reset. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the year ended December 31, 2011, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2011	—	—	—
June 30, 2011	439,019	$9.68	439,019
September 30, 2011	315,450	$9.78	315,450
December 31, 2011	238,832	$9.82	238,832

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from August 14, 2007 through December 31, 2007
Operating Data

Total revenues	$49,396,078	$26,161,182	$7,875,143	$365,651	$—
Loss from continuing operations	(21,834,237)	(13,247,015)	(7,404,519)	(1,595,043)	—
Net loss attributable to Strategic Storage Trust, Inc.	(21,357,429)	(12,790,815)	(7,302,896)	(1,504,293)	—
Loss from continuing operations per common share-basic and diluted	(0.68)	(0.59)	(1.00)	(2.50)	—
Dividends declared per common share (annualized)	0.70	0.70	0.70	0.70	—

Balance Sheet Data
Real estate facilities	$510,395,576	$274,568,200	$155,058,360	$15,166,724	$—
Total assets	550,434,267	307,361,213	203,701,303	19,819,983	201,000
Total debt	330,043,207	119,811,948	78,256,583	4,000,000	—
Total liabilities	342,035,731	126,805,993	82,997,383	5,532,519	—
Stockholders’ equity	205,590,699	176,224,923	119,068,866	14,287,464	201,000

Other Data
Net cash provided by (used in) operating activities	$2,838,807	$944,256	$(2,595,891)	$(1,106,248)	$—
Net cash used in investing activities	(206,361,756)	(124,477,551)	(44,300,463)	(16,311,595)	—
Net cash provided by financing activities	210,297,834	106,192,928	68,060,180	19,831,475	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

As described in more detail in Item 1 of this report, we are a public, non-traded REIT that invests primarily in self storage facilities and related self storage real estate investments. We were formed on August 14, 2007. We made an election to be taxed as REIT beginning with the taxable year ended December 31, 2008. We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement with our Advisor. Our Advisor was formed on August 13, 2007.

On March 17, 2008, we began our Initial Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our Offering. In addition to our Initial Offering and our Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor. As of December 31, 2011, we had issued approximately 30 million total shares of our common stock for gross proceeds of approximately $300 million in our Initial Offering and our Offering.

As of December 31, 2011, we wholly-owned 91 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 60,140 units and approximately 7.5 million rentable square feet. We also had interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Results of Operations

Overview

As of December 31, 2011, 2010 and 2009, we owned 91, 45 and 26 self storage facilities, respectively. The comparability of our results of operations is significantly affected by acquisition activity in 2011, 2010 and 2009 as listed below.

•	In 2011, we acquired 46 self storage facilities for consideration of approximately $245 million.

•	In 2010, we acquired 19 self storage facilities for consideration of approximately $126 million.

•	In 2009, we acquired 23 self storage facilities for consideration of approximately $136 million.

Of the 91 properties we owned as of December 31, 2011, we owned them for an average of approximately nine months. Of the 45 properties we owned as of December 31, 2010, we owned them for an average of approximately nine months. Given this significant growth through acquisitions in both of the years ended December 31, 2011 and 2010, we believe there is little basis for comparison between the years.

As of December 31, 2011, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)	% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate Controlled %(2)	Revenue %(3)
Alabama (4)	2	1,075	144,500	1.9%	67.1%	49.1%	1.3%
Arizona	4	1,970	242,850	3.3%	74.7%	21.8%	2.6%
California (4)	8	6,480	831,700	11.1%	80.4%	19.3%	18.2%
Florida	8	7,070	756,350	10.1%	69.4%	60.9%	10.7%
Georgia	19	11,530	1,481,200	19.8%	58.3%	58.1%	8.7%
Illinois	4	2,475	370,400(5)	5.0%	69.1%	7.0%	5.2%
Kentucky	5	2,800	401,000	5.4%	83.4%	9.6%	5.4%
Mississippi	1	600	66,600	0.9%	57.8%	12.2%	0.6%
Nevada	8	4,710	563,700	7.6%	74.0%	70.0%	7.4%
New Jersey	5	4,190	395,100	5.3%	78.9%	59.7%	11.3%
New York	1	690	82,800	1.1%	90.9%	20.2%	1.4%
North Carolina	3	1,580	178,900	2.4%	81.6%	20.7%	2.2%
Ontario, Canada	3	2,790(6)	319,800(6)	4.3%	66.6%	96.7%	2.4%
Pennsylvania	4	2,220	269,900	3.6%	68.7%	17.1%	3.6%
South Carolina	1	460	65,200	0.9%	92.5%	66.0%	1.1%
Tennessee	1	800	100,400	1.3%	86.4%	0.0%	1.1%
Texas (4)	10	6,250	933,300	12.5%	84.1%	19.2%	12.2%
Virginia	4	2,450	257,800	3.5%	74.4%	59.9%	4.6%
Total	91	60,140	7,461,500	100%	73.0%	39.9%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2011.
(2)	Represents the percentage of rentable square feet in climate controlled units as of December 31, 2011 for each state.
(3)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2011. The 12 properties we acquired on December 27, 2011 only have five days of revenue included in this computation.

(4)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	Includes the Mississauga and Brampton properties, which are under development, and thus the related occupancy statistics exclude these properties.

    A summary of the wholly-owned facilities that we have acquired in 2008, 2009, 2010 and 2011 is as follows:

Our Facilities by Year Acquired – Rental Income
			Rental Income by Year of Acquisition (1)
	Number of Facilities	Current Rentable Square Feet	For the Year Ended December 31,
Year Acquired			2009	2010	2011
2008	3	196,500	$1,694,939	$1,702,807	$1,723,617
2009	23	2,147,050	$5,563,439	$15,811,047	$16,064,529
2010	19	1,605,950	N/A	$6,468,368	$16,240,460
2011	46	3,512,000	N/A	N/A	$12,433,835

All Facilities Owned	91	7,461,500	$7,258,378	$23,982,222	$46,462,441

(1)	The rental income attributable to our consolidated joint venture is excluded from the above table.

Our Facilities by Year Acquired – Annual Rent Per Occupied Square Foot
			Annual Rent Per Occupied Square Foot (1)
	Number of	Current Rentable	For the Year Ended December 31,
Year Acquired	Facilities	Square Feet	2009	2010	2011
2008	3	196,500	$0.82	$0.83	$0.87
2009	23	2,147,050	$0.72	$0.74	$0.75
2010	19	1,605,950	N/A	$1.22	$1.11
2011(2)	46	3,512,000	N/A	N/A	$0.75

All Facilities Owned	91	7,461,500	$0.75	$0.83	$0.85

(1)	Determined by dividing the aggregate rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the calculation in their first full month of operations. Rental revenue includes rental income, but excludes ancillary income.

(2)	The rent per occupied square foot data excludes the Mississauga and Brampton properties. All other related data is based on estimates of when the construction on such properties are complete.

Our Facilities by Year Acquired-Average Physical Occupancy
			Average Physical Occupancy % (1)
	Number of	Current Rentable	For the Year Ended December 31,
Year Acquired	Facilities	Square Feet	2009	2010	2011
2008	3	196,500	84%	85%	81%
2009	23	2,147,050	81%	79%	80%
2010	19	1,605,950	N/A	75%	73%
2011(2)	46	3,512,000	N/A	N/A	81%

All Facilities Owned	91	7,461,500	82%	79%	78%

(1)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(2)	The average physical occupancy data excludes the Mississauga and Brampton properties. All other related data is based on estimates of when the construction on such properties are complete.

A comparison of revenue of wholly-owned self storage facilities that were owned for the entire respective period in both 2011 and 2010 is as follows:

	2011 Revenue	2010 Revenue	Increase %
Quarter Ended

March 31	$4,489,371	$4,414,874	1.7%

June 30	5,300,379	5,224,428	1.5%

September 30	6,324,529	6,286,753	0.6%

December 31	6,619,748	6,486,383	2.1%

	$22,734,027	$22,412,438	1.4%

A comparison of operating income of wholly-owned self storage facilities that were owned for the entire respective period in both 2011 and 2010 is as follows:

	2011 Operating Income (1)	2010 Operating Income (1)	Increase (Decrease) %
Quarter Ended

March 31	$2,490,027	$2,388,825	4.2%

June 30	3,088,646	3,013,539	2.5%

September 30	3,519,263	3,521,957	(0.1)%

December 31	3,926,567	4,036,732	(2.7)%

	$13,024,503	$12,961,053	0.5%

(1) Operating income excludes asset management fees, interest expense, depreciation and amortization expense.

Comparison of Operating Results for the Year Ended December 31, 2011 and 2010

Self Storage Rental Income

Rental income for the year ended December 31, 2011 was approximately $48.1 million, as compared to rental income for the year ended December 31, 2010 of approximately $25.6 million. The increase in rental income arises primarily from the acquisition of 46 properties during 2011 (approximately $12.4 million) and a full year of rental income from the 19 properties acquired in 2010 (approximately $9.8 million). We expect rental income to increase in future periods as we derive rental income for the entire year for properties acquired during 2011 and as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2011 were approximately $25.1 million as compared to property operating expenses for the year ended December 31, 2010 of approximately $12.8 million. Of these amounts, approximately $5.7 million and approximately $2.7 million, respectively, were paid to affiliates. The increase in property operating expenses arises primarily from the acquisition of 46 properties during 2011 and a full year of property operating expenses from the 19 properties acquired in 2010. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. We expect property operating expenses to increase in future periods as such expenses are incurred for the entire year for properties acquired during 2011 and as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 were approximately $2.4 million as compared to general and administrative expenses for the year ended December 31, 2010 of approximately $2.8 million. Such expenses consist primarily of legal and accounting expenses, directors’ and officers’ insurance expense, transfer agent costs, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The decrease is primarily due to our Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the advisory agreement; such amounts were waived for the last three fiscal quarters of 2011 and totaled approximately $740,000 for the year ended December 31, 2011. Partially offsetting the reduction related to the aforementioned waived reimbursable amounts were additional costs related to branding and other increases commensurate with our increased size. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2011 were approximately $23.4 million, as compared to depreciation and amortization expenses for the year ended December 31, 2010 of approximately $13.1 million. The increase in depreciation and amortization expenses arises primarily from the acquisition of 46 properties during 2011 and a full year of such expenses on the 2010 acquisitions. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expenses to increase in future periods as such expenses are incurred for the entire year for properties acquired during 2011 and as we acquire additional self storage facilities.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2011 were approximately $7.7 million, as compared to approximately $5.2 million for the year ended December 31, 2010. The increase in property acquisition expenses arises primarily from the acquisition of 46 properties during 2011 as compared to 19 properties during 2010. We expect property acquisition expenses to increase commensurate with our acquisition activity.

Interest Expense

Interest expense for the year ended December 31, 2011 was approximately $11.9 million, as compared to interest expense of approximately $6.0 million for the year ended December 31, 2010. The increase between 2010 and 2011 is primarily due to increased debt levels. We expect interest expense to increase in future periods as such expense is incurred for the entire year for debt transactions completed in 2011. We also expect interest expense to increase in the future to the extent we acquire additional properties through the issuance or assumption of promissory notes.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the year ended December 31, 2011 was approximately $1.3 million, as compared to approximately $0.3 million for the year ended December 31, 2010. The increase between 2010 and 2011 is primarily due to increased debt levels.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the year ended December 31, 2011 was approximately $0.9 million compared to approximately $0.9 million for the year ended December 31, 2010.

Operating Results for the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Self Storage Rental Income

Rental income for the year ended December 31, 2010 was approximately $25.6 million, as compared to rental income for the year ended December 31, 2009 of approximately $7.7 million. The increase in rental income arises primarily from the acquisition of 19 properties during 2010 and a full year of rental income from the 23 properties acquired in 2009.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2010 were approximately $12.8 million, as compared to property operating expenses for the year ended December 31, 2009 of approximately $4.0 million. Of these amounts, approximately $2.7 million and $0.9 million, respectively, were paid to affiliates. The increase in property operating expenses arises primarily from the acquisition of 19 properties during 2010 and a full year of property operating expenses from the 23 properties acquired in 2009. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were approximately $2.8 million, as compared to general and administrative expenses for the year ended December 31, 2009 of approximately $1.9 million. Such expenses consist primarily of legal and accounting expenses, directors’ and officers’ insurance expense, marketing expenses, transfer agent costs, an allocation of a portion of our Advisor’s payroll related costs and board of directors related costs. The increase in general and administrative expenses arises primarily from increased payroll, legal, accounting and professional expenses incurred to support our additional operations.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2010 were approximately $13.1 million, as compared to depreciation and amortization expenses for the year ended December 31, 2009 of approximately $4.3 million. The increase in depreciation and amortization expenses arises primarily from the acquisition of 19 properties during 2010 and a full year of such expenses on 2009 acquisitions. Depreciation expense consists primarily of deprecation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions.

Interest Expense

Interest expense for the year ended December 31, 2010 was approximately $6.0 million, as compared to interest expense of approximately $1.9 million for the year ended December 31, 2009. The increase in interest expense is due to a full year of interest on the debt assumed in connection with two mergers with private real estate investment trusts sponsored by our Sponsor, interest expense related to debt on two of the 2010 acquisitions and interest expense incurred as a result of additional debt financing provided by two financing transactions.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2010 were approximately $5.2 million, as compared to approximately $3.3 million for the year ended December 31, 2009. The increase in property acquisition expenses arises primarily from the acquisition of 19 properties during 2010. For the year ended December 31, 2009, we incurred approximately $1.2 million of non-recurring costs related to two mergers with private real estate investment trusts sponsored by our Sponsor.

Equity in Earnings of Real Estate Ventures

Equity in earnings of real estate ventures for the year ended December 31, 2010 was approximately $0.9 million compared to approximately $0.2 million for the year ended December 31, 2009. The increase between 2010 and 2009 is primarily due to a full year of ownership in 2010 compared to approximately one quarter in 2009.

Funds From Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Diminution in value may occur if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or other measures necessary to maintain the assets are not undertaken. However, we believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, in the determination of FFO, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist, and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Testing for impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. To date, we have not recognized any impairments.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, assists in providing a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss).

However, FFO or MFFO, discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we will use the proceeds raised in our Offering to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“the Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate-related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, gains or losses from debt defeasance, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. In addition, we view fair value adjustments of derivatives and the amortization of fair value adjustments related to debt as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for each of the periods presented below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss attributable to Strategic Storage Trust, Inc.	$(21,357,429)	$(12,790,815)	$(7,302,896)
Add:
Depreciation	9,303,615	4,943,856	1,643,642
Amortization of intangible assets	13,935,903	8,143,379	2,601,212
Deduct:
Adjustment for noncontrolling interests(1)	(750,351)	(737,227)	(195,379)

FFO	1,131,738	(440,807)	(3,253,421)
Other Adjustments:
Acquisition expenses(2)	7,743,034	5,243,604	3,329,882
Amortization of fair value adjustments of secured debt(3)	364,438	288,684	98,506
Realized and unrealized (gains) losses on foreign exchange holdings(4)	16,833	(106,427)	—
Debt defeasance costs (5)	49,750	—	—
Adjustment for noncontrolling interests(1)	(112,654)	(48,160)	—

Modified FFO	$9,193,139	$4,936,894	$174,967

(1)	Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $269,191 and $481,160, respectively, for the year ended December 31, 2011 and $210,648 and $526,579, respectively, for the year ended December 31, 2010.

(2)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

(3)	This expense represents the difference between the stated interest rate and the estimated market interest rate on assumed notes or seller notes issued, as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

(4)

These amounts primarily relate to transactions with our non-U.S. functional currency entities. The gains and losses are the result of fluctuations between the U.S. dollar and the Canadian dollar. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing hedge and foreign exchange risk and do not rely on another party to manage such risk.

(5)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Amortization of deferred financing costs of approximately $1.3 million, $0.3 million and $0.2 million was recognized as interest expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended
	December 31, 2011	December 31, 2010	Change
Net cash flow provided by (used in):
Operating activities	$2,838,807	$944,256	$1,894,551
Investing activities	(206,361,756)	(124,477,551)	(81,884,205)
Financing activities	210,297,834	106,192,928	104,104,906

Cash flows provided by operating activities for the years ended December 31, 2011 and 2010 were approximately $2.8 million and $0.9 million, respectively, an increase in cash provided year to year of approximately $1.9 million. The increase in cash provided compared to the prior period primarily relates to an improvement in the net loss, adjusted for depreciation and amortization partially offset by a net increase in restricted cash.

Cash flows used in investing activities for the years ended December 31, 2011 and 2010 were approximately $206.4 million and $124.5 million, respectively, an increase in the use of cash of approximately $81.9 million. The increase compared to the prior period primarily relates to the increased amount spent on acquisitions.

Cash flows provided by financing activities for the years ended December 31, 2011 and 2010 were approximately $210.3 million and $106.2 million, respectively, an increase in the cash provided of approximately $104.1 million. The increase in cash provided by financing activities over the prior period primarily relates to an increase in proceeds from new debt.

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

The KeyBank Bridge Loan, as described in Note 5 of the Notes to the Consolidated Financial Statements, matures on August 31, 2012 and requires monthly principal and interest payments, with the monthly principal portion of the payment increasing from $3 million in January, February and March 2012 to $4 million in April, May and June 2012 and $5 million July 2012. See Note 5 of the Notes to the Consolidated Financial Statements contained in this report for a detailed description of the KeyBank Bridge Loan.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings

Our distributions paid over the last four quarters and the sources of such distributions are detailed below.

	Three Months Ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
Distributions paid in cash	$3,398,255		$3,205,887		$3,015,369		$2,692,434
Distributions reinvested	2,547,413		2,360,957		2,173,281		1,963,793

Total distributions	$5,945,668		$5,566,844		$5,188,650		$4,656,227

Source of distributions
Cash flows provided by (used in) operations	$1,701,147	28.6%	$956,967	17.2%	$554,599	10.7%	($373,906)	(8.1%)(1)
Proceeds from issuance of common stock	1,697,108	28.6%	2,248,920	40.4%	2,460,770	47.4%	3,066,340	65.9%
Distributions reinvested	2,547,413	42.8%	2,360,957	42.4%	2,173,281	41.9%	1,963,793	42.2%

Total sources	$5,945,668	100.0%	$5,566,844	100.0%	$5,188,650	100.0%	$4,656,227	100.0%

(1)

Percentages listed in the table above were calculated by dividing the total sources of distributions by the source indicated. Where negative percentages exist, we used, rather than generated, cash flows from operations. At these times, the percentage of cash flows provided by operations used as a source of distributions appears as a negative number.

Cash flows provided by (used in) operations for the three months ended December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011 include approximately $2.4 million, $1.6 million, $1.9 million and $1.8 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through December 31, 2011, we paid cumulative distributions of approximately $43 million, as compared to cumulative FFO of approximately $(3.8) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2011, we had approximately $331.1 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.1 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of December 31, 2011 was approximately 5.6%. As of December 31, 2011, approximately $113.7 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1)	$95,347,487	$17,440,112	$28,439,729	$18,621,856	$30,845,790
Mortgage principal (1)(2)(3)	331,107,850	65,286,402	76,045,422	74,758,171	115,017,855
Operating leases	3,368,556	132,300	265,703	277,830	2,692,723
Total contractual obligations	$429,823,893	$82,858,814	$104,750,854	$93,657,857	$148,556,368

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)	Included in the 2012 principal payment requirements above is the $28 million Bridge Loan which matures on August 31, 2012, as described in Note 5 of the Notes to the Consolidated Financial Statements. Subsequent to December 31, 2011, we have made scheduled monthly principal payments totaling $9 million, which has reduced the amount outstanding on the Bridge Loan to $19 million as of March 28, 2012. We intend to continue to fund the required monthly principal payments on the Bridge Loan using proceeds from our Offering, cash on hand and cash flow from operations.

Also included in the 2012 principal payment requirements above is approximately $37 million related to the Second Restated KeyBank Credit Facility. The $37 million represents that portion of the Second Restated KeyBank Credit Facility, as described in Note 5 of the Notes to the Consolidated Financial Statements, which could be required to be repaid in 2012 if KeyBank is unable to successfully syndicate the loan to other lenders as described in Note 5 of the Notes to the Consolidated Financial Statements. If such successful syndication is not realized, we plan to refinance the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the Second Restated KeyBank Credit Facility in accordance with the terms of the agreement.

(3)	In January 2012, $4.5 million of debt that was scheduled to mature in 2012 was refinanced under the Second Restated KeyBank Credit Facility, increasing the outstanding amount under such facility to $82 million. As discussed above, such amount was included in the 2012 principal payment requirements.

Off-Balance Sheet Arrangements

Except as disclosed in the Note 2 of the Notes to the Consolidated Financial Statements contained in this report, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 12 of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of December 31, 2011 and 2010, our debt consisted of approximately $217.4 million and $116.6 million, respectively, in fixed rate debt and approximately $113.7 million and $4.9 million, respectively, in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate date that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.5 million annually.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of December 31, 2011:

		Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$5,437,310	$6,006,869	$16,194,971	$29,368,657	$45,389,514	$115,017,855	$217,415,176	$221,182,111

Average interest rate	5.68%	5.61%	5.62%	5.67%	5.68%	5.62%	—	—

Variable rate debt(1)(2)(3)	$59,849,092	$6,648,708	$47,194,874	$-	$-	$-	$113,692,674	$113,692,674

Average interest rate	5.16%	4.83%	4.80%	—	—	—	—	s—

(1)	Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.

(2)	Included in the 2012 debt maturities above is the $28 million Bridge Loan which matures on August 31, 2012 as described in Note 5 of the Notes to the Consolidated Financial Statements. Subsequent to December 31, 2011, we have made scheduled monthly principal payments totaling $9 million which has reduced the amount outstanding on the Bridge Loan to $19 million as of March 28, 2012. We intend to continue to fund the required monthly principal payments on the Bridge Loan using proceeds from our Offering, cash on hand and cash flow from operations.

Also included in the 2012 debt maturities above is approximately $37 million related to the Second Restated KeyBank Credit Facility as described in Note 5 to the Consolidated Financial Statements. The $37 million represents that portion of the Second Restated KeyBank Credit Facility which could be required to be repaid in 2012 if KeyBank is unable to successfully syndicate the loan to other lenders as described in Note 5 of the Notes to the Consolidated Financial Statements. If such successful syndication is not realized, we plan to refinance the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the Second Restated KeyBank Credit Facility in accordance with the terms of the agreement.

(3)	In January 2012, $4.5 million of debt that was scheduled to mature in 2012 was refinanced under the Second Restated KeyBank Credit Facility, increasing the outstanding amount to $82 million. As discussed above, such amount was included in the 2012 principal payment requirements.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into additional derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument or foreign currency hedges to mitigate our risk to foreign currency exposure. We will not enter into derivative or interest rate transactions for speculative purposes.

The following table summarizes annually the notional amounts and related pay rates on our derivative instrument as of December 31, 2011:

		Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Variable to Fixed – Average receive rate is 1 mo. LIBOR (1)	$45,000,000	$45,000,000	$—	$—	$—	$—

Average pay rate	0.9075%	0.9075%	—	—	—	—

(1)	The $45,000,000 notional amount is effective through the maturity of the debt, December 24, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth below beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2011 and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2011, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2012 Proxy Statement. Only those sections of the 2012 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 29, 2012.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ H. MICHAEL SCHWARTZ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2012

/S/ MICHAEL S. MCCLURE Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2012

/S/ HAROLD “SKIP” PERRY Harold “Skip” Perry	Independent Director	March 29, 2012

/S/ TIMOTHY S. MORRIS Timothy S. Morris	Independent Director	March 29, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. Strategic Storage Trust’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ REZNICK GROUP, P.C.

Baltimore, Maryland
March 29, 2012

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	December 31,
ASSETS	2011	2010

Cash and cash equivalents	$13,217,410	$6,438,091
Real estate facilities:
Land	149,269,391	89,547,785
Buildings	330,842,349	166,256,905
Site improvements	30,283,836	18,763,510

	510,395,576	274,568,200
Accumulated depreciation	(15,971,288)	(6,677,014)

	494,424,288	267,891,186
Construction in process	1,754,582	540,966

Real estate facilities, net ($17,070,146 and $17,186,388 related to VIEs)	496,178,870	268,432,152
Deferred financing costs, net of accumulated amortization	7,449,525	2,326,519
Intangible assets, net of accumulated amortization	15,922,955	14,153,572
Restricted cash	5,234,479	1,921,058
Investments in unconsolidated joint ventures	9,180,538	11,528,669
Other assets	3,250,490	2,561,152

Total assets	$550,434,267	$307,361,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt ($10,210,249 and $10,161,523 related to VIEs)	$330,043,207	$119,811,948
Accounts payable and accrued liabilities	7,855,033	4,690,570
Due to affiliates	2,065,615	746,108
Distributions payable	2,071,876	1,557,367

Total liabilities	342,035,731	126,805,993

Commitments and contingencies (Note 8)

Redeemable common stock	2,807,837	4,330,297

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 35,020,561 and 26,658,061 shares issued and outstanding at December 31, 2011 and 2010, respectively	35,021	26,659
Additional paid-in capital	285,211,557	211,685,569
Distributions	(42,602,530)	(20,734,778)
Accumulated deficit	(42,955,433)	(21,598,004)
Accumulated other comprehensive income (loss)	(829,652)	124,412

Total Strategic Storage Trust, Inc. stockholders’ equity	198,858,963	169,503,858

Noncontrolling interest in operating partnership	718,907	39,598
Other noncontrolling interests	6,012,829	6,681,467

Total noncontrolling interests	6,731,736	6,721,065

Total stockholders’ equity	205,590,699	176,224,923

Total liabilities and stockholders’ equity	$550,434,267	$307,361,213

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Revenues:
Self storage rental income	$48,109,145	$25,576,080	$7,706,662
Ancillary operating income	1,286,933	585,102	168,481

Total revenues	49,396,078	26,161,182	7,875,143

Operating expenses:
Property operating expenses	19,402,185	10,114,722	3,123,018
Property operating expenses – affiliates	5,702,921	2,667,357	857,864
General and administrative	2,405,218	2,837,481	1,882,260
Depreciation	9,422,606	5,002,442	1,690,189
Intangible amortization expense	13,935,903	8,143,379	2,601,212
Property acquisition expenses - affiliates	5,706,838	3,206,832	1,564,792
Other property acquisition expenses	2,036,196	2,036,772	1,765,090

Total operating expenses	58,611,867	34,008,985	13,484,425

Operating loss	(9,215,789)	(7,847,803)	(5,609,282)

Other income (expense):
Interest expense	(11,859,146)	(5,957,460)	(1,877,750)
Deferred financing amortization expense	(1,331,514)	(314,637)	(165,121)
Equity in earnings of real estate ventures	852,728	867,178	240,956
Other	(280,516)	5,707	6,678

Net loss	(21,834,237)	(13,247,015)	(7,404,519)
Less: Net loss attributable to the noncontrolling interest in our operating partnership	118,601	9,935	23,186
Net loss attributable to other noncontrolling interests	358,207	446,265	78,437

Net loss attributable to Strategic Storage Trust, Inc.	$(21,357,429)	$(12,790,815)	$(7,302,896)

Net loss per share – basic	$(0.68)	$(0.59)	$(1.00)
Net loss per share – diluted	$(0.68)	$(0.59)	$(1.00)

Weighted average shares outstanding - basic	31,243,109	21,706,053	7,272,042
Weighted average shares outstanding - diluted	31,243,109	21,706,053	7,272,042

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2011, 2010 and 2009

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2008	2,080,559	$ 2,081	$16,108,127	$(419,171)	$(1,504,293)	—	$100,720	$14,287,464
Gross proceeds from issuance of common stock	8,188,873	8,188	81,717,624	—	—	—	—	81,725,812

Offering costs	—	—	(9,488,920)	—	—	—	—	(9,488,920)
Changes to redeemable common stock	—	—	(1,803,450)	—	—	—	—	(1,803,450)
Redemptions of common stock	(11,916)	(12)	(114,283)	—	—	—	—	(114,295)
Issuance of restricted stock	1,250	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(5,121,577)	—	—	—	(5,121,577)
Distributions for noncontrolling interests	—	—	—	—	—	—	(138,999)	(138,999)
Issuance of shares for distribution reinvestment plan	189,451	189	1,799,596	—	—	—	—	1,799,785
Shares issued in mergers with private REITs	6,190,339	6,190	37,468,810	—	—	—	—	37,475,000
Noncontrolling interest acquired in mergers with private REITs	—	—	—	—	—	—	7,826,000	7,826,000
Stock based compensation expense	—	—	26,562	—	—	—	—	26,562
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(7,302,896)	—	—	(7,302,896)
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(101,623)	(101,623)
Total comprehensive loss	—	—	—	—	—	—	—	(7,404,519)

Balance as of December 31, 2009	16,638,556	16,639	125,714,066	(5,540,748)	(8,807,189)	—	7,686,098	119,068,866
Gross proceeds from issuance of common stock	9,748,692	9,749	97,232,099	—	—	—	—	97,241,848
Offering costs	—	—	(11,282,720)	—	—	—	—	(11,282,720)
Changes to redeemable common stock	—	—	(2,526,838)	—	—	—	—	(2,526,838)
Redemptions of common stock	(381,834)	(382)	(3,655,114)	—	—	—	—	(3,655,496)
Issuance of restricted stock	1,875	2	—	—	—	—	—	2

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Distributions ($0.70 per share)	—	—	—	(15,194,030)	—	—	—	(15,194,030)
Distributions for noncontrolling interests	—	—	—	—	—	—	(324,582)	(324,582)
Issuance of shares for distribution reinvestment plan	650,772	651	6,181,683	—	—	—	—	6,182,334
Reduction of noncontrolling interests through additional investment	—	—	—	—	—	—	(184,251)	(184,251)
Stock based compensation expense	—	—	22,393	—	—	—	—	22,393
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(12,790,815)	—	—	(12,790,815)
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(456,200)	(456,200)
Foreign currency translation adjustment	—	—	—	—	—	124,412	—	124,412
Total comprehensive loss	—	—	—	—	—	—	—	(13,122,603)
Balance as of December 31, 2010	26,658,061	26,659	211,685,569	(20,734,778)	(21,598,004)	124,412	6,721,065	176,224,923
Gross proceeds from issuance of common stock	8,401,149	8,401	83,847,852	—	—	—	—	83,856,253
Offering costs	—	—	(10,350,548)	—	—	—	(76,055)	(10,426,603)
Changes to redeemable common stock	—	—	634,694	—	—	—	—	634,694
Redemptions of common stock	(993,301)	(993)	(9,679,145)	—	—	—	—	(9,680,138)
Issuance of restricted stock	2,500	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(21,867,752)	—	—	—	(21,867,752)
Distributions for noncontrolling interests	—	—	—	—	—	—	(367,225)	(367,225)
Issuance of shares for distribution reinvestment plan	952,152	952	9,044,492	—	—	—	—	9,045,444
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	930,759	930,759
Stock based compensation expense	—	—	28,643	—	—	—	—	28,643
Comprehensive loss:
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(21,357,429)	—	—	(21,357,429)
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(476,808)	(476,808)
Foreign currency translation adjustment	—	—	—	—	—	(642,434)	—	(642,434)
Change in fair value of interest rate swap	—	—	—	—	—	(311,630)	—	(311,630)
Total comprehensive loss	—	—	—	—	—	—	—	(22,788,301)
Balance as of December 31, 2011	35,020,561	$35,021	$285,211,557	$(42,602,530)	$(42,955,433)	$(829,652)	$6,731,736	$205,590,699

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(21,834,237)	$(13,247,015)	$(7,404,519)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	24,690,023	13,460,458	4,456,522
Noncash interest expense	364,438	288,684	98,506
Expense related to issuance of restricted stock	28,645	22,396	26,565
Equity in income of unconsolidated joint ventures	(710,616)	(726,958)	(208,212)
Distributions from unconsolidated joint ventures	802,086	448,623	201,353
Foreign currency exchange (gain) loss	16,833	(106,427)	—
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,763,420)	(73,211)	272,886
Other assets	(1,649,563)	(478,356)	(104,807)
Accounts payable and other accrued liabilities	1,464,568	1,703,801	158,115
Due to affiliates	1,430,050	(347,739)	(92,300)

Net cash provided by (used in) operating activities	2,838,807	944,256	(2,595,891)

Cash flows from investing activities:
Purchase of real estate	(198,143,849)	(118,405,477)	(44,847,171)
Additions to real estate facilities	(4,094,200)	(1,923,964)	(165,984)
Development and construction of real estate facilities	(4,307,108)	—	—
Additions to construction in process	(373,442)	(540,966)	—
Deposits on acquisition of real estate facilities	1,069,201	(1,069,201)	—
Additional investment in unconsolidated joint ventures	(512,358)	(2,353,692)	—
Additional investment in noncontrolling interest	—	(184,251)	—
Cash acquired in mergers with private REITs	—	—	712,692

Net cash flows used in investing activities	(206,361,756)	(124,477,551)	(44,300,463)

Cash flows from financing activities:
Proceeds from issuance of secured debt	179,290,017	37,585,000	4,975,000
Principal payments on secured debt	(1,752,724)	(640,927)	(99,737)
Repayment of secured debt	(9,939,555)	(3,255,000)	(5,085,000)
Restricted cash	(1,550,000)	—	—
Deferred financing costs	(6,462,085)	(1,649,241)	(1,079,663)
Gross proceeds from issuance of common stock	83,856,253	97,241,848	81,725,812
Offering costs	(10,426,603)	(11,282,720)	(9,488,920)
Redemptions of common stock	(9,680,138)	(3,655,496)	(114,295)
Distributions paid	(12,311,945)	(8,429,845)	(2,633,569)
Distributions paid to noncontrolling interests	(363,078)	(324,582)	(138,999)
Escrow receivable	(181,750)	120,154	508,710
Due to affiliates	(180,558)	483,737	(509,159)

Net cash flows provided by financing activities	210,297,834	106,192,928	68,060,180

Effect of exchange rate changes on cash	4,434	—	—
Increase (decrease) in cash and cash equivalents	6,779,319	(17,340,367)	21,163,826
Cash and cash equivalents, beginning of period	6,438,091	23,778,458	2,614,632

Cash and cash equivalents, end of period	$13,217,410	$6,438,091	$23,778,458

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$10,965,627	$5,494,139	$1,350,752
Interest capitalized	$352,095	$—	$—
Distributions payable	$2,071,876	$1,557,367	$975,516
Issuance of shares pursuant to distribution reinvestment plan	$9,045,444	$6,182,334	$1,799,785
Seller notes payable issued in connection with purchase of real estate	$—	$4,800,000	$4,500,000
Assumption of notes payable issued in connection with purchase of real estate	$42,580,540	$3,199,696	$2,986,555
Issuance of limited partnership units in our Operating Partnership in connection with the purchase of real estate facilities	$930,759	$—	$—
Foreign currency translation adjustment – Real estate facilities, net	$(695,064)	$220,547	$—
Investing activities related to mergers with private REITs:
Real estate investments	$—	$—	$(99,917,829)
Intangible assets	$—	$—	$(10,818,000)
Investments in unconsolidated entities	$—	$—	$(8,889,783)
Other assets	$—	$—	$(2,333,227)
Other liabilities	$—	$—	$2,795,006
Debt assumed	$—	$—	$74,575,525
Noncontrolling interests	$—	$—	$7,826,000
Common stock issued	$—	$—	$37,475,000

Cash acquired in mergers with private REITs	$—	$—	$712,692

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1. Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of December 31, 2011, we owned 99.4% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.06%) and unaffiliated third parties (0.54%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Our Offering will not last beyond September 22, 2013 (two years after the effective date of our Offering), provided, however, that subject to applicable law, we may extend our Offering for an additional year, or, in certain circumstances, longer. We also reserve the right to terminate our Offering at any time. In addition to our Initial Offering and our Offering, in September 2009 we also issued approximately 6.2 million shares in connection with two mergers with private real estate investment trusts sponsored by our Sponsor.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to an annual distribution limit (initially zero percent) and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 8). Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On September 25, 2008, we acquired our first two self storage facilities. As of December 31, 2011, we wholly-owned 91 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 60,140 units and approximately 7.5 million rentable square feet. We also had interests in nine additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

Reclassifications

Certain amounts previously reported in our 2009 and 2010 financial statements have been reclassified to conform to the fiscal 2011 presentation.

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT, Inc. (now Self Storage REIT, LLC) (REIT I) and Self Storage REIT II, Inc. (now Self Storage REIT II, LLC) (REIT II), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2011 and 2010, we had entered into contracts/interests that are deemed to be variable interests in VIEs, those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of December 31, 2011 and 2010, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of December 31, 2011, the consolidated joint venture had net real estate assets of approximately $17.1 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured debt and approximately $6 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Restricted Cash

Restricted cash consists of impound reserve accounts for property taxes, interest, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

As of January 1, 2009, we account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $15.7 million and approximately $8.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions in 2011 and 2010, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2011, 2010 and 2009 we expensed approximately $7.7 million, $5.2 million and $3.3 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2011, 2010 and 2009, no impairment losses have been recognized.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one of which became wholly-owned in 2011; see Note 3), all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Four of those investments were passive or limited partner interests in self storage facilities (two of which properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about the DSTs significant activities) and are therefore accounted for under the cost method; our aggregate investment therein is approximately $0.7 million. Individually our ownership interest in those investments ranges from 0.28% to 11.5%; the carrying value of the investments ranged from approximately $27,000 to $610,000 and our risk of loss is limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $7 million. The preferred equity interest has a redemption date in November 2012, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.6 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of December 31, 2011, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $27.9 million.

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

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 35 years
Site Improvements	7 to 15 years

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2011 and, 2010, accumulated amortization of in-place lease intangibles totaled approximately $24.9 million and $10.9 million, respectively.

The total estimated amortization expense of intangible assets for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 is approximately $10.8 million, $4.5 million, $0.5 million, $40,000 and $5,000, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2011 and 2010, accumulated amortization of deferred financing costs totaled approximately $1.5 million and $0.4 million, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the primary offering portion of our Initial Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2011, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

During the year ended December 31, 2011, we redeemed approximately 993,300 shares of common stock for approximately $9.7 million ($9.75 per share). During the year ended December 31, 2010, we redeemed approximately 381,800 shares of common stock for approximately $3.7 million ($9.57 per share). During the year ended December 31, 2009, we redeemed 11,916

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

shares of common stock for approximately $114,300 ($9.59 per share). We redeemed no shares of common stock in the year ended December 31, 2008. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

For all requests received through September 30, 2011, we honored all redemption requests during 2011 that complied with the applicable requirements of our share redemption program set forth in our prospectus. As of December 31, 2011, we had redemption requests that, if honored in full, would have caused us to exceed the limits of the share redemption program for 2011. We honored such redemption requests on a pro rata basis, pursuant to the terms of the share redemption program. As of December 31, 2011, we had approximately 280,800 shares that were requested for redemption, but could not be redeemed due to the annual maximum. We redeemed approximately 25% of the total redemptions requested on or prior to December 31, 2011 by stockholders, subject to the terms and conditions set forth in our prospectus. As of December 31, 2011, there were approximately 92,000 shares related to the redemption requests to be processed subsequent to December 31, 2011; on January 31, 2012, we satisfied such pro rata portion of the eligible redemption requests. The redemption of these shares totaled approximately $0.9 million at an average price of $9.65 per share and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2011. We treated the remainder of each redemption request as a request for redemption in the first quarter of 2012. In 2012, share redemption program limits were reset. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the years ended December 31, 2011 and 2010, there was a net loss and gain, respectively, recorded of approximately $17,000 and $106,000, respectively. There was no such activity in 2009.

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

December 31, 2011

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and common stock issued related to acquisitions we made during 2011 and 2010. The fair values of these assets, liabilities and common stock were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at December 31, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2011
	Fair Value	Carrying Value
Fixed Rate Secured Debt	$221,182,111	$216,350,532

As of December 31, 2011, we had an interest rate swap on one of our loans (See Note 5). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2011, we had

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

$311,630 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

Derivative Instruments and Hedging Activities

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in the statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the years ended December 31, 2011, 2010 and 2009, 6,875, 6,875 and 6,250 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Recently Issued Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively. For public entities, this ASU becomes effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We expect to adopt the provisions of ASU 2011-04 for the interim period ending March 31, 2012. We are in process of evaluating the impact of this guidance on our consolidated financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. For public entities, this ASU is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate the adoption of this ASU to have a material impact on our consolidated financial statements.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 4. Acquisitions of Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2011 and 2010:

Real estate facilities
Balance at December 31, 2009	$155,058,360
Facility acquisitions	117,365,329
Impact of foreign exchange rate changes	220,547
Improvements and additions	1,923,964
Balance at December 31, 2010	274,568,200
Facility acquisitions	229,116,716
Impact of foreign exchange rate changes	(695,064)
Improvements and additions	7,405,724
Balance at December 31, 2011	$510,395,576

Accumulated depreciation
Balance at December 31, 2009	$(1,733,158)
Depreciation expense	(4,943,856)
Balance at December 31, 2010	(6,677,014)
Depreciation expense	(9,294,274)
Balance at December 31, 2011	$(15,971,288)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

2011 and 2010 Acquisitions

The following table summarizes the purchase price allocation for our acquisitions for the years ended December 31, 2011 and 2010:

Property	Acquisition Date	Real Estate Assets	Intangibles	Other Assets	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
Fort Lee – NJ	2/24/2010	$15,630,000	$1,120,000	$—	$16,750,000	$—	$1,763,474	$1,158,408
Weston – FL	2/24/2010	5,830,000	470,000	—	6,300,000	—	778,423	469,898
Gulf Breeze II – FL	3/10/2010	1,165,000	60,000	—	1,225,000	—	142,187	46,390
Mesa – AZ	4/9/2010	3,233,728	320,000	39,827	3,593,555	3,118,251	381,055	188,781
Oakland Park – FL	4/16/2010	13,260,000	1,090,000	—	14,350,000	—	1,294,139	829,414
Tempe – AZ	5/6/2010	1,640,000	160,000	—	1,800,000	—	220,080	108,384
Phoenix II – AZ	5/6/2010	1,535,000	165,000	—	1,700,000	—	225,020	126,373
Riverdale – NJ	5/14/2010	5,844,357	190,000	—	6,034,357	4,459,357	413,951	156,385
Davie – FL	7/14/2010	4,880,000	590,000	—	5,470,000	—	505,737	286,138
Chicago – 95th St. – Chicago, IL	10/22/2010	5,830,000	470,000	—	6,300,000	—	189,474	109,157
Chicago – Western Ave. – Chicago, IL	10/22/2010	1,300,000	100,000	—	1,400,000	—	96,040	36,488
Chicago – Ogden Ave. – Chicago, IL	10/26/2010	3,470,000	530,000	—	4,000,000	—	175,883	66,269
Las Vegas III – Las Vegas, NV	10/29/2010	4,115,000	160,000	—	4,275,000	—	73,974	30,307
Chicago – Roosevelt Rd. – Chicago, IL	11/16/2010	1,710,000	90,000	—	1,800,000	—	69,920	26,253
Dufferin – Toronto – Ontario, Canada	11/23/2010	13,697,244	452,756	—	14,150,000	—	116,121	50,660
La Cienega – LA – Los Angeles, CA	12/16/2010	12,250,000	850,000	—	13,100,000	—	57,553	28,621
Long Beach – Long Beach, CA	12/16/2010	11,850,000	1,050,000	—	12,900,000	—	65,180	36,471
Las Vegas IV – Las Vegas, NV	12/21/2010	6,305,000	570,000	—	6,875,000	—	21,403	8,800
Las Vegas VI – Las Vegas, NV	12/29/2010	3,820,000	180,000	—	4,000,000	—	2,658	(5,054)
2010 Total		$117,365,329	$8,617,756	$39,827	$126,022,912	$7,577,608	$6,592,272	$3,758,143

Concord – NC(6)	2/1/2011	$2,809,179	$290,000	—	$3,099,179	$2,262,355	$359,402	$174,126
Hickory – NC(6)	2/1/2011	3,068,239	300,000	—	3,368,239	2,458,764	392,250	242,308
Morganton – NC(6)	2/1/2011	2,479,875	420,000	—	2,899,875	2,116,866	375,052	215,520
El Paso II – TX(6)	2/1/2011	4,028,337	560,000	—	4,588,337	2,493,626	559,578	349,077
El Paso III – TX(6)	2/1/2011	5,584,356	510,000	—	6,094,356	3,312,103	679,569	447,752
El Paso IV – TX(6)	2/1/2011	3,394,766	300,000	—	3,694,766	2,007,996	422,220	240,614
El Paso V – TX(6)	2/1/2011	3,535,809	420,000	—	3,955,809	2,149,865	488,422	300,408

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Property	Acquisition Date	Real Estate Assets	Intangibles	Other Assets	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
Dallas – TX(6)	2/1/2011	4,108,217	450,000	—	4,558,217	2,477,257	626,727	288,850
Lawrenceville I – GA(6)	2/1/2011	1,529,603	150,000	—	1,679,603	1,493,828	289,609	118,239
Lawrenceville II – GA(6)	2/1/2011	2,832,445	260,000	—	3,092,445	2,750,402	324,684	147,055
Mississauga – Mississauga – Ontario, Canada(7)(8)	3/11/2011	5,662,250	—	—	5,662,250	—	—	—
El Paso – TX(9)	3/17/2011	1,560,000	40,000	—	1,600,000	—	116,539	(10,575)
Las Vegas VII – NV(10)	3/25/2011	4,573,052	460,000	—	5,033,052	—	471,845	268,298
Las Vegas VIII – NV(10)	3/25/2011	4,901,631	390,000	—	5,291,631	—	440,722	237,019
SF Bay Area – Morgan Hill – CA	3/30/2011	5,654,098	680,000	—	6,334,098	3,089,522	599,567	382,773
SF Bay Area – Vallejo – CA	3/30/2011	7,266,974	670,000	—	7,936,974	4,678,535	705,234	434,485
Peachtree City – GA	6/10/2011	4,890,000	520,000	—	5,410,000	2,645,000	339,918	203,860
Buford – GA	6/10/2011	2,357,000	200,000	—	2,557,000	1,350,000	260,648	140,894
Jonesboro – GA	6/10/2011	2,295,000	200,000	—	2,495,000	1,100,000	282,064	146,999
Ellenwood – GA	6/10/2011	2,114,225	196,775	—	2,311,000	1,260,000	213,964	114,992
Marietta II – GA	6/10/2011	2,452,200	227,800	—	2,680,000	1,200,000	214,388	88,804
Collegeville – PA	6/10/2011	2,835,500	263,500	—	3,099,000	1,515,000	280,461	151,887
Skippack – PA	6/10/2011	2,113,000	280,000	—	2,393,000	1,170,000	263,982	144,337
Ballston Spa – NY	6/10/2011	4,706,760	437,240	—	5,144,000	2,515,000	453,754	304,218
Trenton – NJ	6/10/2011	6,993,000	800,000	—	7,793,000	3,810,000	531,504	349,152
Fredericksburg – VA	6/10/2011	3,911,625	363,375	—	4,275,000	2,090,000	335,181	183,271
Sandston – VA	6/10/2011	6,143,000	730,000	—	6,873,000	3,360,000	461,938	297,451
Ladera Ranch – CA(11)	7/6/2011	19,661,489	1,630,000	—	21,291,489	7,381,049	893,084	535,859
SF Bay Area – San Lorenzo – CA	7/15/2011	2,450,880	350,000	—	2,800,880	2,192,560	289,188	107,777
Hampton – VA	7/20/2011	4,330,000	570,000	—	4,900,000	3,000,000	307,478	184,012
Las Vegas V – NV	7/21/2011	4,050,000	420,000	—	4,470,000	1,715,812	267,278	128,814
SF Bay Area - Gilroy – CA	8/12/2011	5,890,000	670,000	—	6,560,000	4,000,000	343,669	199,731
Brampton – Ontario, Canada(7)(8)	9/12/2011	5,174,205	—	—	5,174,205	—	—	—
Toms River - NJ	10/21/2011	5,220,000	480,000	—	5,700,000	—	145,874	84,436

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Property	Acquisition Date	Real Estate Assets	Intangibles	Other Assets	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
Kennesaw – GA(1)(12)	12/27/2011	6,008,992	140,000	—	6,148,992	3,484,000	4,401	441
Sharpsburg – GA(1) (12)	12/27/2011	6,042,241	210,000	—	6,252,241	3,542,500	5,476	2,094
Duluth – N. Berkeley Lake – GA(1) (12)	12/27/2011	6,611,120	100,000	—	6,711,120	3,802,500	4,594	(916)
Duluth II – Peachtree Industrial—GA(1) (12)	12/27/2011	6,693,201	190,000	—	6,883,201	3,900,000	5,735	1,359
Duluth III – Breckenridge – GA(1) (12)	12/27/2011	6,840,561	100,000	—	6,940,561	3,932,500	4,304	814
Marietta III – GA(1) (12)	12/27/2011	6,503,761	150,000	—	6,653,761	3,770,000	4,971	765
Austell – GA(1) (12)	12/27/2011	4,528,801	60,000	—	4,588,801	2,600,000	2,583	(72)
Sandy Springs – GA(1) (12)	12/27/2011	9,441,761	80,000	—	9,521,761	8,060,000	5,858	1,390
Smyrna – GA(1)(12)	12/27/2011	6,648,480	120,000	—	6,768,480	3,835,000	4,402	(30)
Lawrenceville III – GA(1)(12)	12/27/2011	6,517,721	50,000	—	6,567,721	3,721,250	3,253	(641)
Jacksonville – Monument – FL(1) (12)	12/27/2011	8,069,841	190,000	—	8,259,841	4,680,000	6,828	(891)
Jacksonville – Timuquana – FL(1) (12)	12/27/2011	4,633,521	70,000	—	4,703,521	2,665,000	3,134	(203)
2011 Total		$229,116,716	$15,698,690	$—	$244,815,406	$119,588,290	$12,791,332	$7,206,553

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.

(2)	See Note 5 for specific terms of the Company’s debt.

(3)	Amounts include the purchase accounting fair value adjustment of debt, as applicable

(4)

The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date. The revenue and operating income in the table above represents such metrics from the respective acquisition date through the end of the respective fiscal year.

(5)	Operating income excludes asset management fees, interest expense, depreciation and amortization expense.

(6)	See Note 3 for additional information related to the acquisition of these properties.

(7)	Allocation (excludes estimated development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.

(8)	Property is under construction; therefore no revenue or operating income is included above as of December 31, 2011.

(9)	Acquisition is subject to an “earn out” provision. The allocation above includes the estimated fair value of such “earn out”, recorded in connection with the purchase accounting.

(10)	Consideration provided included approximately 120,000 Class D Units.

(11)	Acquisition included 3.57 acres of undeveloped land, which we purchased for approximately $3.9 million.

(12)	These above noted properties are collectively referred to as the “Homeland Portfolio”.

All of the above transactions were acquired from unaffiliated third parties.

Total acquisition fees paid to our Advisor for the above acquisitions for the years ending December 31, 2011 and 2010 were approximately $5.7 million and $3.2 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

During the quarter ended December 31, 2011, we finalized the purchase price accounting for the last five acquisitions completed in 2010 and for the 2011 acquisitions purchased through September 12, 2011, and made revisions to preliminary estimates including real estate facilities and intangible assets as further evaluations were completed and additional information was received from third parties subsequent to the acquisition dates. We anticipate finalizing the purchase price allocations for the remaining 2011 acquisitions by December 31, 2012, as further evaluations are completed and additional information is received from third parties.

The impact related to the finalization of purchase price accounting was not material to our consolidated financial statements.

For acquisitions where the purchase price accounting was finalized in 2011 the weighted-average amortization period of the intangibles as of the date of acquisition was 29 months. The weighted-average amortization period of the intangibles where the purchase accounting was finalized in 2010 as of the acquisition date was 21 months.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	December 31, 2011	December 31, 2010	Stated Interest Rate	Maturity Date
Crescent Springs(15)	$800,000	$800,000	5.00%	2/11/2014
Florence, Walton(15)	3,700,000	3,700,000	5.00%	2/11/2014
Biloxi, Gulf Breeze(1)	—	4,939,555	6.50%	4/1/2012
Montgomery	2,838,810	2,905,005	6.42%	7/1/2016
Seabrook	4,584,013	4,648,475	5.73%	1/1/2016
Greenville	2,297,069	2,329,399	5.65%	3/1/2016
Kemah	8,975,529	9,086,648	6.20%	6/1/2016
Memphis	2,538,295	2,572,089	5.67%	12/1/2016
Tallahassee	7,622,854	7,650,000	6.16%	8/1/2016
Houston	2,053,995	2,087,590	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,500,000	10,500,000	5.84%	12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%	6/1/2017
Pearland	3,500,000	3,500,000	5.93%	7/1/2017
Daphne	1,698,407	1,844,445	5.47%	8/1/2020
Mesa	3,100,077	3,161,123	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan(2)	32,024,379	32,475,887	5.42%(3)	9/5/2019
Long Beach(1)	—	5,000,000	10.00%	1/31/2011
Dufferin – Toronto – Ontario, Canada	6,862,800	—	5.20%(4)	12/15/2013
Citi Loan(5)	28,829,407	—	5.77%	2/6/2021
Bank of America Loan – 1(6)	4,474,310	—	5.18%	11/1/2015
Bank of America Loan – 2(7)	6,779,778	—	5.18%	11/1/2015
Bank of America Loan – 3(8)	12,185,955	—	5.18%	11/1/2015
Prudential – Long Beach(9)	6,736,892	—	5.27%	9/5/2019
SF Bay Area – Morgan Hill – CA	2,997,061	—	5.75%	4/1/2013
SF Bay Area – Vallejo – CA	4,478,882	—	6.04%	6/1/2014
Citi Las Vegas Loan(10)	7,649,929	—	5.26%	6/6/2021
ING Loan(11)	21,892,726	—	5.47%	7/1/2021
Ladera Ranch	6,942,734	—	5.84%	6/1/2016
SF Bay Area – San Lorenzo—CA	2,170,037	—	6.07%	1/1/2014
Las Vegas V	1,704,037	—	5.02%	7/1/2015
Second Restated KeyBank Credit Facility(12)	76,635,000	—	4.79%	12/24/2014
Key Bank Bridge Loan(13)	28,000,000	—	6.79%	8/31/2012
Mississauga(14) – Ontario, Canada	2,194,874	—	5.00%	10/31/2014
Net fair value adjustment	(1,064,643)	(1,728,268)

Total secured debt	$330,043,207	$119,811,948

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(1)	These loans were repaid in their entirety in January 2011.
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
(4)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan of $7 million which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at December 31, 2011 was 5.2%.

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

(12)

This credit facility is collateralized by 21 properties (Phoenix I, Gulf Breeze II, Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, El Paso I, Hampton, SF Bay Area – Gilroy, Toms River, the Homeland Portfolio and a parcel of unimproved land).

(13)	This loan is collateralized by the same properties as the Second Restated KeyBank Credit Facility. The credit facility has a variable interest rate, which as of December 31, 2011 was 6.79%.
(14)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of December 31, 2011). This loan matures on October 31, 2014.

(15)	These loans were refinanced in January 2012 through the Second Restated KeyBank Credit Facility

As of December 31, 2011 and 2010, the Company’s secured debt shown above was secured by the properties shown above, which properties had net book values of approximately $489 million and $193 million, respectively.

Citi Loan

On January 28, 2011, we encumbered 11 of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi Loan in limited circumstances set forth in the loan documents. The Citi Loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of December 31, 2011 was approximately $51 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

ING Loan

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

December 31, 2011

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

KeyBank Credit Facility

On July 1, 2011, we obtained a delayed draw credit facility (the “KeyBank Credit Facility”) from KeyBank, National Association, as administrative agent (“KeyBank”). The total principal amount of commitments available under the KeyBank Credit Facility was $22 million, of which $15 million was initially drawn on July 1, 2011 and was secured by our Las Vegas III, Las Vegas VI and La Cienega-LA properties. We used the initial $15 million draw on the KeyBank Credit Facility to assist in financing the acquisition of the Ladera Ranch property. In connection with closing the Hampton and SF Bay Area – Gilroy properties we drew down an additional $3 million and $4 million, respectively.

The KeyBank Credit Facility originally had a term of 90 days, subject to a 90-day extension, which was exercised. This facility was amended on November 15, 2011 (see below).

In connection with the KeyBank Credit Facility, our Operating Partnership paid customary lender fees, legal fees and other expenses.

Restated KeyBank Credit Facility

On November 15, 2011, our Operating Partnership and five of our Operating Partnership’s wholly-owned special purpose entities entered into an Amended and Restated Credit Agreement pursuant to which KeyBank provided our Operating Partnership with up to $30 million in financing commitments under a revised revolving credit facility (the “Restated KeyBank Credit Facility”). At closing, our Operating Partnership drew down approximately $20 million under the Restated KeyBank Credit Facility, which was secured by our Las Vegas III, Las Vegas VI, Los Angeles – La Cienega, Hampton and SF Bay Area – Gilroy properties. We used the proceeds of the Restated KeyBank Credit Facility to repay the previously outstanding KeyBank Credit Facility, which had a balance of approximately $19.7 million and was to mature on December 28, 2011.

The Restated KeyBank Credit Facility had a term of three years, required monthly interest-only payments and was scheduled to mature on November 15, 2014. We had the option of selecting one of three variable interest rates, which had applicable spreads that varied based on our total leverage ratio.

The Restated KeyBank Credit Facility was secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties refinanced or acquired using borrowings thereunder and was cross-defaulted to the KeyBank Working Capital Line (defined below) and any other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate.

In connection with the Restated KeyBank Credit Facility, we paid customary lender fees, legal fees and other expenses.

This facility was amended on December 27, 2011 (see below).

KeyBank Working Capital Line

On November 15, 2011, our Operating Partnership and the same five SPEs, included in the Restated KeyBank Credit Facility, entered into a separate credit agreement pursuant to which KeyBank provided our Operating Partnership with up to $10 million in financing commitments under a working capital line of credit (the “KeyBank Working Capital Line”), none of which was drawn down by our Operating Partnership at closing or through the date of termination of the line (see below).

Second Restated KeyBank Credit Facility

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio, our Operating Partnership and various property owning SPEs entered into a secured credit facility (the “Second Restated KeyBank Credit Facility”) with KeyBank with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. At any time prior to June 15, 2013, our Operating Partnership may request funding up to an additional $68 million (for a total loan amount of up to $150 million). Any such additional funding will be subject to the sole discretion of KeyBank and any other lender who may ultimately participate in the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility has a term of three years, maturing on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.

We were required to purchase an interest rate swap with a notional amount of $45 million, which requires us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Credit Facility, our Operating Partnership has the option of selecting one of three variable interest rates which have applicable spreads. Initially, our Operating Partnership elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an initial interest rate of approximately 4.79%. Our Operating Partnership may change this election from time to time for the non-hedged portion of the debt, as provided in the agreement.

The Second Restated KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio, the Las Vegas III, Las Vegas VI, Los Angeles – La Cienega, Hampton, SF Bay Area – Gilroy Phoenix I, Gulf Breeze II, El Paso I and Toms River properties and a parcel of unimproved land in Ladera Ranch, California, as well as a pledge of the net equity proceeds of our ongoing public offering, and is cross-defaulted to the KeyBank Bridge Loan (defined below) and any other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. Our Operating Partnership may prepay the Second Restated KeyBank Credit Facility, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility provides that if KeyBank is unable to syndicate the loan to other lenders such that their aggregate lending commitment is not reduced from $82 million to $36 million by March 31, 2012, then, on or before June 30, 2012, our Operating Partnership shall use its best efforts to refinance all or a portion of the mortgaged properties, other than those in the Homeland Portfolio, and use the net refinance proceeds to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million. Upon repayment of the KeyBank Bridge Loan (defined below), if KeyBank is unable to syndicate the loan and the remaining amount otherwise outstanding has not been reduced to $45 million, our Operating Partnership shall pay monthly the greater of $5 million or 100% of the net offering proceeds from our ongoing public offering to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million; provided that, in any event, the Second Restated KeyBank Credit Facility must be repaid such that the principal balance is no greater than $45 million by December 31, 2012. If KeyBank determines that successful syndication cannot be achieved such that its aggregate lending commitment is reduced to $36 million, KeyBank reserves the right, after consultation with us, to change the terms of the Second Restated KeyBank Credit Facility, if KeyBank reasonably and in good faith determines that such changes are advisable in order to ensure successful syndication.

In connection with the Second Restated KeyBank Credit Facility, our Operating Partnership paid customary lender fees, legal fees and other expenses. Our Operating Partnership will be required to pay additional lender fees on any unused commitments and upon the exercise of each extension option. Per the terms of the Second Restated KeyBank Credit Facility, we were required to fund a $1.55 million interest reserve account at closing, which KeyBank may draw upon on a monthly basis in an amount equal to the shortfall between the net operating income of the mortgaged properties and the interest on the Second Restated KeyBank Credit Facility. We are required to replenish the interest reserve account if it falls below a certain threshold, but will be refunded the entire balance upon achieving (as defined therein) a debt service coverage ratio (“DSCR”) of 1.30 to 1 for two consecutive quarters provided no event of default then exists.

The Second Restated KeyBank Credit Facility contains a number of customary representations, warranties, indemnities and covenants, including, but not limited to, the following (as defined therein and tested as of the close of each fiscal quarter):

•	a maximum total leverage ratio (beginning at 65% and decreasing to 60% on July 1, 2012, 57.5% on October 1, 2012, 55% on October 1, 2013 and 50% on October 1, 2014);

•	a minimum interest service coverage ratio (beginning at 1.50 to 1 and increasing to 1.60 to 1 on July 1, 2012 and 1.75 to 1 on January 1, 2014);

•	a minimum fixed charge ratio (beginning at 1.30 to 1 and increasing to 1.35 to 1 on July 1, 2012 and 1.50 to 1 on January 1, 2014);

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

•	a minimum DSCR (beginning on March 31, 2014 at 1.10 to 1 and increasing to 1.30 to 1 on March 31, 2015 and 1.40 to 1 on March 31, 2016);

•	a minimum liquidity (unencumbered cash and cash equivalents plus marketable securities) of $2 million; and

•

a minimum tangible net worth of at least $175 million plus 75% of the net proceeds of our ongoing public offering (less funded share redemptions, but in no event may our net worth be less than $175 million)

We have ten business days from the date on which any violation of the above covenants occurs in which to cure the violation, to the extent the violation can be cured with a cash payment. The terms of the Second Restated KeyBank Credit Facility also restrict us and our Operating Partnership in our ability to incur debt in the future without the consent of KeyBank and limited availability thereunder to the lesser of certain loan-to-value and debt yield calculations set forth in the agreement.

KeyBank Bridge Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio, our Operating Partnership and the related property owning SPEs also obtained a bridge loan with total commitments of $28 million (the “KeyBank Bridge Loan”) from KeyBank ($10 million of which was previously committed with nothing outstanding under our previously-existing KeyBank Working Capital Line, which was terminated) and drew down the entire committed amount.

The KeyBank Bridge Loan matures on August 31, 2012 and requires monthly principal and interest payments, with the monthly principal portion of the payment increasing from $3 million in January, February and March 2012 to $4 million in April, May and June 2012 and $5 million July 2012. Under the terms of the KeyBank Bridge Loan, our Operating Partnership has the option of selecting one of three variable interest rates, which have applicable spreads. Initially, our Operating Partnership elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an initial interest rate of approximately 6.79%. Our Operating Partnership may change this election from time to time, as provided in the agreement.

The KeyBank Bridge Loan is secured similarly to the Second Restated KeyBank Credit Facility, but, in addition, is secured by our Operating Partnership’s economic interest in each of the related property owning SPEs, and is cross-defaulted to the Second Restated KeyBank Credit Facility and any other recourse debt of us or our Operating Partnership of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. Our Operating Partnership may prepay the KeyBank Bridge Loan, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Bridge Loan.

In connection with the KeyBank Bridge Loan, the Operating Partnership paid customary lender fees, legal fees and other expenses. The KeyBank Bridge Loan is subject to similar representations, warranties, indemnities and covenants as those described above for the Second Restated KeyBank Credit Facility.

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2011:

2012	$65,286,402	(1)(2)
2013	12,655,577
2014	63,389,845
2015	29,368,657
2016	45,389,514
2017 and thereafter	115,017,855

Total payments	331,107,850
Unamortized fair value adjustment	(1,064,643)

Total	$330,043,207

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(1)	Included in the 2012 principal payment requirements above is the $28 million Bridge Loan which matures on August 31, 2012 as described above. Subsequent to December 31, 2011, we have made scheduled monthly principal payments totaling $9 million which has reduced the amount outstanding on the Bridge Loan to $19 million as of March 28, 2012. We intend to continue to fund the required monthly principal payments on the Bridge Loan using proceeds from our Offering, cash on hand and cash flow from operations.

Also included in the 2012 principal payment requirements above is approximately $37 million related to the Second Restated KeyBank Credit Facility. The $37 million represents that portion of the Second Restated KeyBank Credit Facility which could be required to be repaid in 2012 if KeyBank is unable to successfully syndicate the loan to other lenders as described above. If such successful syndication is not realized, we plan to refinance the portion of the Secured KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the Second Restated KeyBank Credit Facility in accordance with the terms of the agreement.

(2)	In January 2012, $4.5 million of debt that was scheduled to mature in 2012 was refinanced under the Second Restated KeyBank Credit Facility, increasing the outstanding amount to $82 million. As discussed above, such amount was included in the 2012 principal payment requirements.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of December 31, 2011 was approximately 5.6%.

Note 6. Derivative Instruments – Cash Flow Hedge of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the years ended December 31, 2011 and 2010.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $179,000 will be reclassified as an increase to interest expense.

As of December 31, 2011, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$311,630	Accounts payable and accrued liabilities	$—

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of December 31, 2011 we had not posted any collateral.

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $342,000. If we had breached any of these provisions at December 31, 2011, we could have been required to settle our obligations under the agreements at their termination value of approximately $342,000.

Note 7. Related Party Transactions

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

December 31, 2011

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those assets acquired as part of the mergers with REIT I and REIT II; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month. The monthly asset management fees for our properties acquired through our September 24, 2009 mergers and the USA Self Storage I, DST acquisition are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio. The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) below for a discussion of our Advisor’s permanent waiver of certain reimbursements during the year ended December 31, 2011). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended December 31, 2011, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2011

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expensed

Reimbursement of operating expenses (including organizational costs)(1)	$330,993	$850,691	$761,117
Asset management fees	3,019,429	1,400,962	474,010
Property management fees	2,683,492	1,266,395	383,854
Acquisition expenses	5,706,838	3,206,832	1,564,792
Capitalized

Acquisition expenses(2)	—	69,016	—
Additional Paid-in Capital

Selling commissions	5,798,197	6,681,016	5,699,761
Dealer Manager fee	2,484,942	2,863,292	2,422,755
Reimbursement of offering costs	555,839	435,712	328,917

Total	$20,579,730	$16,773,916	$11,635,206

(1)	During the year ended December 31, 2011, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $740,000. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(2)	Acquisition fees paid to our Advisor in connection with the additional investments in unconsolidated joint ventures.

As of December 31, 2011 and 2010, we had amounts due to affiliates totaling $2,065,615 and $746,108, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our president, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2011, we have sold approximately 1.8 million shares through our distribution reinvestment plan.

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

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. Our share redemption program was amended on October 1, 2011 and March 28, 2012. The complete terms of our share redemption program, as so revised, are described in detail in our prospectus, as supplemented. You may also see our Form 8-K filed with the SEC on February 24, 2012.

The amount that we may pay to redeem stock for redemptions is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price

Less than 1	No Redemption Allowed
1 or more but less than 2	90.0% of Redemption Amount
2 or more but less than 3	92.5% of Redemption Amount
3 or more but less than 4	95.0% of Redemption Amount
4 or more	100.0% of Redemption Amount

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per share in the current offering. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

December 31, 2011

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

Ground Lease Commitment – SF Bay Area - San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 23 years as of December 31, 2011 and recorded rent expense of approximately $68,000 for the year ended December 31, 2011. The lease has minimum lease payments of approximately $132,300, $132,300, $133,400, $138,900 and $138,900 for the years ending 2012, 2013, 2014, 2015 and 2016.

Note 9. Declaration of Distributions

On December 15, 2011, our board of directors declared a distribution rate for the first quarter of 2012 of $0.00191257 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2012 and continuing on each day thereafter through and including March 31, 2012.

Note 10. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2011 and 2010 as if the Company’s acquisitions discussed in Notes 3 and 4 were completed as of January 1, 2011 and 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2011 and 2010 based on the assumptions described above:

	Year Ended
	December 31, 2011	December 31, 2010

Pro forma revenue	$61,268,476	$59,344,766

Pro forma operating expenses	$72,887,940	$78,392,446

Pro forma net loss attributable to the Company	$(31,778,781)	$(36,289,170)

Pro forma net loss per common share, basic and diluted	$(0.89)	$(1.02)

Weighted average number of common shares outstanding, basic and diluted	35,706,223	35,582,159

Note 11. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2011 and 2010, respectively:

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$9,804,613	$11,371,860	$13,930,807	$14,288,798
Total operating expenses	$12,661,013	$13,895,617	$15,657,652	$16,397,585
Net loss	$(5,341,819)	$(5,399,076)	$(5,292,070)	$(5,801,272)
Net loss attributable to the Company	$(5,216,063)	$(5,248,767)	$(5,146,419)	$(5,746,180)
Net loss per share-basic and diluted	$(0.19)	$(0.17)	$(0.16)	$(0.17)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$5,150,232	$6,312,933	$6,937,875	$7,760,142
Total operating expenses	$7,265,234	$7,814,193	$7,850,442	$11,079,116
Net loss	$(3,275,180)	$(2,708,719)	$(2,310,354)	$(4,952,762)
Net loss attributable to the Company	$(3,167,991)	$(2,589,556)	$(2,199,012)	$(4,834,256)
Net loss per share-basic and diluted	$(0.18)	$(0.13)	$(0.10)	$(0.19)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 12. Subsequent Events

Potential Acquisitions

On March 23, 2012, we entered into a purchase and sale agreement for a facility located in Chantilly, Virginia. The purchase price for the facility is approximately $7.3 million. We expect this acquisition to close by the end of the second quarter of 2012. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

Offering Status

As of March 23, 2012, in connection with our Offering we have issued approximately 31.6 million shares of our common stock for gross proceeds of approximately $314 million.

Declaration of Dividends

On March 21, 2012, our board of directors declared a distribution rate for the second quarter of 2012 of $0.00191257 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2012 and continuing on each day thereafter through and including June 30, 2012.

Financing

In January 2012, we refinanced approximately $4.5 million of mortgage loans outstanding on the Crescent Springs, Florence and Walton properties through the Second Restated KeyBank Credit Facility.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

			Initial Cost to Company				Gross Carrying Amount at December 31, 2011
Description	ST	Encumberance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Biloxi	MS	$1,187,820	$518,701	$2,847,676	$3,366,377	$47,212	$518,701	$2,894,888	$3,413,589	($419,007)	1980/1984/1992	9/25/2008

GulfBreeze	FL	3,844,580	1,943,144	5,043,905	6,987,049	64,293	1,943,144	5,108,198	7,051,342	(634,125)	1978/1982/2004	9/25/2008

Manassas	VA	1,523,381	1,050,519	3,741,305	4,791,824	52,366	1,050,519	3,793,671	4,844,190	(402,629)	1996/2000	12/19/2008

Walton	KY	1,777,117	650,000	2,634,959	3,284,959	92,561	650,000	2,727,520	3,377,520	(311,810)	1991	2/12/2009

Crescent Springs	KY	795,168	280,000	1,637,802	1,917,802	104,613	280,000	1,742,415	2,022,415	(178,862)	1999/2003	2/12/2009

Florence	KY	1,900,527	840,000	2,691,629	3,531,629	65,885	840,000	2,757,514	3,597,514	(316,347)	1996	2/12/2009

Alpharetta	GA	2,661,709	1,060,107	3,752,629	4,812,736	60,675	1,060,107	3,813,304	4,873,411	(335,459)	2003	6/1/2009

Marietta	GA	2,211,361	1,060,000	2,705,806	3,765,806	54,694	1,060,000	2,760,500	3,820,500	(229,560)	2006	6/1/2009

Erlanger	KY	1,572,523	565,790	2,463,269	3,029,059	192,569	565,790	2,655,838	3,221,628	(263,719)	1987	7/17/2009

Florence II	KY	3,266,508	871,200	4,877,025	5,748,225	231,917	871,200	5,108,942	5,980,142	(457,005)	1982/1995	7/17/2009

Jersey City	NJ	5,939,105	3,625,048	6,999,952	10,625,000	443,739	3,625,048	7,443,691	11,068,739	(548,269)	1985	8/21/2009

Montgomery	AL	2,838,811	1,197,900	2,389,873	3,587,773	47,816	1,197,900	2,437,689	3,635,589	(216,498)	1995/2004	9/3/2009

Phoenix	AZ	1,495,000	680,620	1,259,380	1,940,000	366,429	680,620	1,625,809	2,306,429	(213,672)	1974	9/4/2009

Seabrook	TX	4,461,835	1,520,000	3,860,000	5,380,000	-	1,520,000	3,860,000	5,380,000	(341,065)	2001-2003	9/24/2009

Greenville	SC	2,227,688	530,000	2,570,000	3,100,000	134,819	530,000	2,704,819	3,234,819	(188,899)	1948/1995	9/24/2009

Kemah	TX	8,874,003	2,510,000	8,970,000	11,480,000	1,787	2,510,000	8,971,787	11,481,787	(817,016)	1985/2005/ 1999/2002	9/24/2009

Tallahassee	FL	7,520,819	1,230,000	6,310,000	7,540,000	135,586	1,230,000	6,445,586	7,675,586	(487,020)	1979-1987	9/24/2009

Memphis	TN	2,452,040	790,000	2,560,000	3,350,000	90,149	790,000	2,650,149	3,440,149	(286,336)	1987/1994	9/24/2009

Houston	TX	1,983,067	420,000	1,650,000	2,070,000	48,637	420,000	1,698,637	2,118,637	(190,918)	1984/2005	9/24/2009

Las Vegas	NV	1,498,803	1,460,000	4,220,000	5,680,000	33,381	1,460,000	4,253,381	5,713,381	(316,058)	2006	9/24/2009

Las Vegas II	NV	1,486,094	1,050,000	970,000	2,020,000	27,448	1,050,000	997,448	2,047,448	(85,276)	1998	9/24/2009

Pearland	TX	3,409,354	1,060,000	4,540,000	5,600,000	29,323	1,060,000	4,569,323	5,629,323	(418,805)	2004/2005	9/24/2009

Daphne	AL	1,630,877	1,530,000	2,510,000	4,040,000	87,676	1,530,000	2,597,676	4,127,676	(184,080)	2000	9/24/2009

Lake Forest	CA	17,973,859	15,840,000	8,860,000	24,700,000	105,316	15,840,000	8,965,316	24,805,316	(1,032,354)	2003	9/24/2009

San Francisco	CA	10,210,249	9,280,000	8,200,000	17,480,000	85,618	9,284,076	8,281,542	17,565,618	(550,970)	1909/2000	9/24/2009

Pittsburgh	PA	1,326,816	680,189	1,379,025	2,059,214	37,514	680,189	1,416,539	2,096,728	(130,622)	1990	12/11/2009

West Mifflin	PA	1,882,696	868,872	2,114,578	2,983,450	46,552	868,872	2,161,130	3,030,002	(145,514)	1983	12/11/2009

Fort Lee	NJ	8,550,594	2,000,000	13,630,000	15,630,000	149,750	2,000,000	13,779,750	15,779,750	(778,970)	2000	2/24/2010

Weston	FL	3,243,329	1,500,000	4,330,000	5,830,000	128,013	1,500,000	4,458,013	5,958,013	(251,929)	2005	2/24/2010

Gulf Breeze II	FL	806,000	270,000	895,000	1,165,000	37,844	270,000	932,844	1,202,844	(77,904)	2004/2005	3/10/2010

Mesa	AZ	3,044,684	600,000	2,633,728	3,233,728	1,650	600,000	2,635,378	3,235,378	(167,808)	2002	4/9/2010

Oakland Park	FL	7,592,337	4,530,650	8,729,350	13,260,000	219,676	4,530,650	8,949,026	13,479,676	(468,767)	1987	4/16/2010

Phoenix II	AZ	835,398	1,020,000	515,000	1,535,000	299,495	1,020,000	814,495	1,834,495	(78,455)	1974	5/16/2010

Tempe	AZ	982,827	900,000	740,000	1,640,000	265,534	900,000	1,005,534	1,905,534	(78,691)	1973	5/16/2010

Riverdale	NJ	4,591,458	1,050,000	4,794,357	5,844,357	106,115	1,050,000	4,900,472	5,950,472	(236,807)	2007	5/14/2010

Davie	FL	2,686,998	2,840,000	2,040,000	4,880,000	750,428	2,840,000	2,790,428	5,630,428	(148,218)	1988	7/14/2010

95th St.	IL	3,118,030	1,600,000	4,230,000	5,830,000	20,931	1,600,000	4,250,931	5,850,931	(188,106)	2002	10/22/2010

Western	IL	593,911	900,000	400,000	1,300,000	50,393	900,000	450,393	1,350,393	(23,869)	2004	10/22/2010

Ogden	IL	2,177,672	1,703,370	1,766,630	3,470,000	95,018	1,703,370	1,861,648	3,565,018	(103,593)	2002	10/26/2010

			Initial Cost to Company					Gross Carrying Amount at December 31, 2011
Description	ST	Encumberance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Las Vegas III	NV	2,892,500	1,130,000	2,985,000	4,115,000	63,007		1,130,000	3,048,007	4,178,007	(111,369)	2005	10/29/2010

Roosevelt	IL	692,896	1,207,135	502,865	1,710,000	73,947		1,207,135	576,812	1,783,947	(30,308)	2004	11/16/2010

Dufferin	(1)	6,862,800	4,576,772	9,120,472	13,697,244	(20,318)	(2)	4,558,860	9,118,066	13,676,926	(307,655)	1965/2008	11/23/2010

La Cienega	CA	8,515,000	3,260,000	8,990,000	12,250,000	5,900		3,260,000	8,995,900	12,255,900	(280,267)	2004	12/16/2010

Long Beach	CA	6,736,904	4,810,000	7,040,000	11,850,000	88,556		4,810,000	7,128,556	11,938,556	(241,605)	1999	12/16/2010

Las Vegas IV	NV	3,464,478	1,470,000	4,835,000	6,305,000	268,503		1,470,000	5,103,503	6,573,503	(158,485)	1996	12/21/2010

Rancho	NV	2,860,000	990,000	2,830,000	3,820,000	76,727		990,000	2,906,727	3,896,727	(100,670)	2006	12/29/2010

Concord	NC	2,234,339	1,250,000	1,559,179	2,809,179	52,372		1,250,000	1,611,551	2,861,551	(66,850)	1996/2001	2/15/2011

Hickory	NC	2,428,319	660,000	2,408,239	3,068,239	4,365		660,000	2,412,604	3,072,604	(81,441)	1997	2/15/2011

Morganton	NC	2,090,661	620,000	1,859,875	2,479,875	34,913		620,000	1,894,788	2,514,788	(75,343)	2001	2/15/2011

El Paso II	TX	2,457,735	1,110,000	2,918,337	4,028,337	28,567		1,110,000	2,946,904	4,056,904	(109,949)	2001/2003	2/15/2011

El Paso III	TX	3,264,429	1,330,000	4,254,356	5,584,356	39,311		1,330,000	4,293,667	5,623,667	(148,889)	1985/2000	2/15/2011

El Paso IV	TX	1,979,074	790,000	2,604,766	3,394,766	24,878		790,000	2,629,644	3,419,644	(94,152)	1999/2004	2/15/2011

El Paso V	TX	2,118,919	930,000	2,605,809	3,535,809	10,165		930,000	2,615,974	3,545,974	(92,459)	2004	2/15/2011

Dallas	TX	2,441,599	520,000	3,588,217	4,108,217	7,252		520,000	3,595,469	4,115,469	(115,420)	1986/1999-2000	2/15/2011

Lawrenceville I	GA	1,490,505	820,000	709,603	1,529,603	15,953		820,000	725,556	1,545,556	(23,919)	1996	2/15/2011

Lawrenceville II	GA	2,744,289	990,000	1,842,445	2,832,445	10,265		990,000	1,852,710	2,842,710	(69,038)	1999	2/15/2011

Mississauga	(1)	2,194,874	2,573,750	3,088,500	5,662,250	2,994,010	(2)	2,451,000	6,205,260	8,656,260	(14,744)	1963/2011	3/11/2011

El Paso	TX	812,500	330,000	1,230,000	1,560,000	-		330,000	1,230,000	1,560,000	(42,980)	2010	3/17/2011

Las Vegas VII	NV	3,790,192	2,030,000	2,543,052	4,573,052	92,700		2,030,000	2,635,752	4,665,752	(83,543)	1996	3/25/2011

Las Vegas VIII	NV	3,859,737	1,520,000	3,381,631	4,901,631	80,792		1,520,000	3,462,423	4,982,423	(103,183)	1997	3/25/2011

SF Bay Area – Morgan Hill	CA	3,025,736	1,000,000	4,654,098	5,654,098	34,662		1,000,000	4,688,760	5,688,760	(120,121)	1997	3/30/2011

SF Bay Area – Vallejo	CA	4,585,535	2,000,000	5,266,974	7,266,974	22,067		2,000,000	5,289,041	7,289,041	(138,886)	2001	3/30/2011

Peachtree City	GA	2,630,309	800,000	4,090,000	4,890,000	21,288		800,000	4,111,288	4,911,288	(73,127)	1988/1992	6/10/2011

Buford	GA	1,342,502	1,000,000	1,357,000	2,357,000	-		1,000,000	1,357,000	2,357,000	(26,307)	2002	6/10/2011

Jonesboro	GA	1,093,890	800,000	1,495,000	2,295,000	10,270		800,000	1,505,270	2,305,270	(31,356)	2002	6/10/2011

Ellenwood	GA	1,253,002	550,000	1,564,225	2,114,225	-		550,000	1,564,225	2,114,225	(29,836)	1998	6/10/2011

Marietta II	GA	1,193,335	1,050,000	1,402,200	2,452,200	28,253		1,050,000	1,430,453	2,480,453	(29,507)	1998/2008	6/10/2011

Collegeville	P A	1,506,585	440,000	2,395,500	2,835,500	14,225		440,000	2,409,725	2,849,725	(43,875)	1996	6/10/2011

Skippack	P A	1,163,502	600,000	1,513,000	2,113,000	19,687		600,000	1,532,687	2,132,687	(30,347)	2004	6/10/2011

Ballston Spa	NY	2,501,031	900,000	3,806,760	4,706,760	30,057		900,000	3,836,817	4,736,817	(93,887)	2002	6/10/2011

Trenton	NJ	3,788,839	2,250,000	4,743,000	6,993,000	1,865		2,250,000	4,744,865	6,994,865	(93,131)	2003	6/10/2011

Fredericksburg	VA	2,078,392	1,600,000	2,311,625	3,911,625	53,304		1,600,000	2,364,929	3,964,929	(61,805)	2000	6/10/2011

Sandston	VA	3,341,338	1,550,000	4,593,000	6,143,000	-		1,550,000	4,593,000	6,143,000	(102,277)	2005/2006	6/10/2011

Ladera Ranch	CA	7,304,339	4,800,000	10,969,414	15,769,414	30,908		4,800,000	11,000,322	15,800,322	(176,609)	2003	7/6/2011

Ladera Ranch - Land	CA	-	3,953,282	-	3,953,282	-		3,953,282	-	3,953,282	-	2003	7/6/2011

SF Bay Area – San Lorenzo	CA	2,170,037	-	2,450,880	2,450,880	23,684		-	2,474,564	2,474,564	(39,765)	2000	7/15/2011

Hampton	VA	3,233,750	400,000	3,930,000	4,330,000	4,085		400,000	3,934,085	4,334,085	(55,035)	2007	7/20/2011

Las Vegas V	NV	1,704,037	890,000	3,160,000	4,050,000	85,509		890,000	3,245,509	4,135,509	(45,925)	1997	7/21/2011

SF Bay Area – Gilroy	CA	4,322,500	1,200,000	4,690,000	5,890,000	10,433		1,200,000	4,700,433	5,900,433	(70,899)	1999	8/12/2011

Brewster – Brampton	(1)	-	5,174,205	-	5,174,205	(174,165)	(2)	5,000,040	-	5,000,040		n/a	9/13/2011

Toms River	NJ	3,705,000	1,490,000	3,730,000	5,220,000	-		1,490,000	3,730,000	5,220,000	(22,882)	2006	10/21/2011

Kennesaw	GA	3,484,000	875,000	5,133,992	6,008,992	-		875,000	5,133,993	6,008,993	(2,229)	2006	12/27/2011

Sharpsburg	GA	3,542,500	1,250,000	4,792,241	6,042,241	-		1,250,000	4,792,241	6,042,241	(2,200)	2006	12/27/2011

Duluth	GA	3,802,500	900,000	5,711,120	6,611,120	-		900,000	5,711,121	6,611,121	(2,575)	2007	12/27/2011

Duluth II	GA	3,900,000	800,000	5,893,201	6,693,201	-		800,000	5,893,201	6,693,201	(2,393)	2007	12/27/2011

Duluth III	GA	3,932,500	750,000	6,090,561	6,840,561	-		750,000	6,090,561	6,840,561	(2,521)	2007	12/27/2011

Marietta III	GA	3,770,000	450,000	6,053,761	6,503,761	-		450,000	6,053,761	6,503,761	(2,488)	2007	12/27/2011

Austell	GA	2,600,000	800,000	3,728,801	4,528,801	-		800,000	3,728,800	4,528,800	(1,616)	2007	12/27/2011

Sandy Springs	GA	8,060,000	563,888	8,877,873	9,441,761	-		563,888	8,877,873	9,441,761	(3,521)	2009	12/27/2011

Smyrna	GA	3,835,000	1,475,000	5,173,480	6,648,480	-		1,475,000	5,173,481	6,648,481	(2,175)	2007	12/27/2011

Lawrenceville III	GA	3,721,250	1,325,000	5,192,721	6,517,721	-		1,325,000	5,192,721	6,517,721	(2,306)	2009	12/27/2011

Jacksonville	FL	4,680,000	900,000	7,169,841	8,069,841	-		900,000	7,169,841	8,069,841	(2,930)	2008	12/27/2011

Jacksonville II	FL	2,665,000	2,100,000	2,533,522	4,633,522	-		2,100,000	2,533,522	4,633,522	(1,476)	2009	12/27/2011

		$302,043,207	$149,580,142	$351,834,015	$501,414,157	$8,981,419		$149,269,391	$361,126,185	$510,395,576	($15,971,288)

(1) This property is located in Ontario, Canada.

(2) The change in cost at this self storage facility is the net of the impact of foreign exchange rate changes and any actual additions.

Activity in real estate facilities during 2011 was as follows:

2011
Real estate facilities
Balance at beginning of year	$274,568,200
Acquisitions	229,116,716
Impact of foreign exchange rate changes	(695,064)
Improvements	7,405,724
Balance at end of year	$510,395,576
Accumulated depreciation
Balance at beginning of year	$6,677,014
Depreciation expense	9,294,274
Balance at end of year	$15,971,288

Real estate facilities, net	$494,424,288

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2011, Commission File No. 000-53644

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on August 17, 2011, Commission File No. 333-168905

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.2	Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 28, 2011, Commission File No. 000-53644

10.3	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.4	Strategic Storage Trust, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on August 17, 2011, Commission File No. 333-168905

10.5	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT I Acquisition, Inc. and Self Storage REIT, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.6	Agreement and Plan of Merger by and among Strategic Storage Trust, Inc., SS REIT II Acquisition, Inc. and Self Storage REIT II, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2009, Commission File No. 000-53644

10.7

Collateral Loan Agreement for Prudential Loan by and among The Prudential Life Insurance Company of America and Eleven Special-Purpose Entities dated August 25, 2010, incorporated by reference to Exhibit 10.1 to the Company’s

Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.8	Form of Promissory Note for Prudential Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.9	Form of Mortgage or Deed of Trust and Security Agreement for Prudential Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.10	Form of Assignment of Leases and Rents for Prudential Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.11	Form of Supplemental Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.12	Form of Recourse Liabilities Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.13	Promissory Note for Citi Loan in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.14	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.15	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.16

Loan Agreement for Bank of America Loan between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File

No. 000-53644

10.17	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.18	Amendment No. 1 to First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.19	Purchase and Sale Agreement Related to B&B Portfolio dated March 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.20	Loan Agreement for ING Loan by and among ING Life Insurance and Annuity Company, 11 Special-Purpose Entities, and Strategic Storage Trust, Inc. dated June 10, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.21	Form of Mortgage, Deed of Trust or Deed to Secure Debt for ING Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.22	Form of Security Agreement for ING Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.23	Form of Promissory Note for ING Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.24	Form of Assignment of Leases and Rents for ING Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.25	Form of Guaranty of Affiliate Loans for ING Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.26	Form of Limited Guaranty for ING Loan, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.27	Credit Agreement dated as of July 1, 2011 for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.28	Note for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.29	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the La Cienega-LA Property for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.30	Collateral Assignment of Leases and Rents for the La Cienega-LA Property for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.31

Collateral Assignment of Management Contract for the La Cienega-LA Property for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 8, 2011, Commission File

No. 000-53644

10.32	Collateral Assignment and Security Agreement in Respect of Contracts, Licenses and Permits for the La Cienega-LA Property for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.33	Guaranty for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.34	Pledge and Security Agreement for the KeyBank Credit Facility, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.35	Purchase and Sale Agreement for the Homeland Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 13, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.36	Amended and Restated Credit Agreement for the Restated KeyBank Credit Facility, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 18, 2011, Commission File No. 000-53644

10.37	Amended and Restated Guaranty for the Restated KeyBank Credit Facility, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 18, 2011, Commission File No. 000-53644

10.38	Second Amended and Restated Credit Agreement for the Second Restated KeyBank Credit Facility, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.39	Second Amended and Restated Guaranty for the Second Restated KeyBank Credit Facility, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.40	Amended and Restated Credit Agreement for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.41	Amended and Restated Guaranty for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

21.1	Subsidiaries of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the Year Ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.