Form 10-Q
period 2012-03-31
Strategic Storage Trust, Inc.
filed 2012-05-15
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2012: 37,959,063, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, and Part II, Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$12,246,580	$13,217,410
Real estate facilities:
Land	147,837,976	149,269,391
Buildings	332,157,002	330,842,349
Site improvements	30,427,133	30,283,836

	510,422,111	510,395,576
Accumulated depreciation	(19,261,561)	(15,971,288)

	491,160,550	494,424,288
Construction in process	2,192,469	1,754,582

Real estate facilities, net ($17,024,014 and $17,070,146 related to VIEs)	493,353,019	496,178,870
Deferred financing costs, net of accumulated amortization	6,574,579	7,449,525
Intangible assets, net of accumulated amortization	12,694,504	15,922,955
Restricted cash	6,099,433	5,234,479
Investments in unconsolidated joint ventures	9,406,366	9,180,538
Other assets	3,481,181	3,250,490

Total assets	$543,855,662	$550,434,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,201,318 and $10,210,249 related to VIEs)	$322,291,818	$330,043,207
Accounts payable and accrued liabilities	13,254,450	7,855,033
Due to affiliates	1,247,080	2,065,615
Distributions payable	2,148,386	2,071,876

Total liabilities	338,941,734	342,035,731
Commitments and contingencies (Note 8)

Redeemable common stock	—	2,807,837

Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 36,486,624 and 35,020,561 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36,487	35,021
Additional paid-in capital	296,123,971	285,211,557
Distributions	(48,815,345)	(42,602,530)
Accumulated deficit	(48,387,527)	(42,955,433)
Accumulated other comprehensive loss	(507,344)	(829,652)

Total Strategic Storage Trust, Inc. stockholders’ equity	198,450,242	198,858,963

Noncontrolling interests in Operating Partnership	500,278	718,907
Other noncontrolling interests	5,963,408	6,012,829

Total noncontrolling interests	6,463,686	6,731,736

Total stockholders’ equity	204,913,928	205,590,699

Total liabilities and stockholders’ equity	$543,855,662	$550,434,267

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues:
Self storage rental income	$14,880,550	$9,611,086
Ancillary operating income	471,367	193,527

Total revenues	15,351,917	9,804,613

Operating expenses:
Property operating expenses	6,220,666	4,029,815
Property operating expenses - affiliates	1,968,949	1,072,891
General and administrative	588,160	821,927
Depreciation	3,356,761	1,876,981
Intangible amortization expense	3,228,452	3,050,925
Property acquisition expenses - affiliates	27,031	1,233,159
Other property acquisition expenses	65,326	575,315

Total operating expenses	15,455,345	12,661,013

Operating loss	(103,428)	(2,856,400)
Other income (expense):
Interest expense	(4,636,984)	(2,387,794)
Deferred financing amortization expense	(973,535)	(332,104)
Equity in earnings of real estate ventures	221,137	244,956
Other	41,665	(10,477)

Net loss	(5,451,145)	(5,341,819)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	28,877	14,108
Net (income) loss attributable to other noncontrolling interests	(9,826)	111,648

Net loss attributable to Strategic Storage Trust, Inc.	$(5,432,094)	$(5,216,063)

Net loss per share - basic	$(0.15)	$(0.19)
Net loss per share - diluted	$(0.15)	$(0.19)

Weighted average shares outstanding - basic	35,675,255	27,868,794
Weighted average shares outstanding - diluted	35,675,255	27,868,794

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss	$(5,451,145)	$(5,341,819)
Other comprehensive income (loss):
Foreign currency translation adjustments	405,389	166,614
Change in fair value of interest rate swap	(83,081)	—

Other comprehensive income	322,308	166,614

Comprehensive loss	(5,128,837)	(5,175,205)
Comprehensive loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	27,054	11,761
Comprehensive (income) loss attributable to other noncontrolling interests	(9,826)	111,648

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(5,111,609)	$(5,051,796)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership	Total
Balance as of December 31, 2011	35,020,561	$35,021	$285,211,557	$(42,602,530)	$(42,955,433)	$(829,652)	$6,731,736	$205,590,699
Gross proceeds from issuance of common stock	1,279,359	1,280	12,795,845	—	—	—	—	12,797,125
Offering costs	—	—	(1,668,681)	—	—	—	—	(1,668,681)
Changes to redeemable common stock	—	—	(1,748,057)	—	—	—	—	(1,748,057)
Redemptions of common stock	(92,002)	(92)	(887,680)	—	—	—	—	(887,772)
Issuance of restricted stock	1,250	1	—	—	—	—	—	1
Distributions ($0.70 per share)	—	—	—	(6,212,815)	—	—	—	(6,212,815)
Distributions for noncontrolling interests	—	—	—	—	—	—	(73,596)	(73,596)
Issuance of shares for distribution reinvestment plan	277,456	277	2,635,552	—	—	—	—	2,635,829
Repurchase of limited partnership units in our Operating Partnership	—	—	(221,335)	—	—	—	(175,403)	(396,738)
Stock based compensation expense	—	—	6,770	—	—	—	—	6,770
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(5,432,094)	—	—	(5,432,094)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(19,051)	(19,051)
Foreign currency translation adjustment	—	—	—	—	—	405,389	—	405,389
Change in fair value of interest rate swap	—	—	—	—	—	(83,081)	—	(83,081)

Balance as of March 31, 2012	36,486,624	$36,487	$296,123,971	$(48,815,345)	$(48,387,527)	$(507,344)	$6,463,686	$204,913,928

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(5,451,145)	$(5,341,819)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	7,558,748	5,260,010
Noncash interest expense	104,340	94,490
Expense related to issuance of restricted stock	6,771	6,250
Equity in income of unconsolidated joint ventures	(196,215)	(187,667)
Distributions from unconsolidated joint ventures	203,162	204,389
Foreign currency exchange gain	(51,957)	(51,022)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	141,381	(1,092,569)
Other assets	(39,227)	(316,762)
Accounts payable and other accrued liabilities	521,539	807,700
Due to affiliates	(821,428)	243,094

Net cash flows provided by (used in) operating activities	1,975,969	(373,906)

Cash flows from investing activities:
Purchases of real estate	—	(33,568,272)
Additions to real estate facilities	(981,126)	(1,683,008)
Development and construction of real estate facilities	(720,545)	—
Proceeds from land disposition	1,978,746	—
Restricted cash	(1,006,335)	—
Deposits on acquisitions of real estate facilities	(100,000)	(309,902)
Additional investment in unconsolidated joint venture	(232,775)	—

Net cash flows used in investing activities	(1,062,035)	(35,561,182)

Cash flows from financing activities:
Proceeds from issuance of secured debt	6,222,378	42,985,900
Principal payments on secured debt	(763,425)	(340,333)
Repayment of secured debt	(13,500,000)	(9,939,555)
Deferred financing costs	(93,451)	(1,053,317)
Gross proceeds from issuance of common stock	12,797,125	22,706,741
Repurchase of limited partnership units in our Operating Partnership	(396,738)	—
Offering costs	(1,668,681)	(2,767,286)
Redemptions of common stock	(887,772)	—
Distributions paid	(3,499,186)	(2,692,434)
Distributions paid to noncontrolling interests	(74,886)	(87,078)
Escrow receivable	(71,350)	13,250
Due to affiliates	1,205	(129,450)

Net cash flows provided by (used in) financing activities	(1,934,781)	48,696,438

Effect of exchange rate changes on cash	50,017	(12,730)
Increase (decrease) in cash and cash equivalents	(970,830)	12,748,620
Cash and cash equivalents, beginning of period	13,217,410	6,438,091

Cash and cash equivalents, end of period	$12,246,580	$19,186,711

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$4,607,055	$2,248,738
Interest capitalized	$86,643	$—
Distributions payable	$2,148,386	$1,711,595
Issuance of shares pursuant to distribution reinvestment plan	$2,635,829	$1,963,793
Assumption of notes payable issued in connection with purchase of real estate facilities	$—	$31,291,119
Issuance of limited partnership units in connection with the purchase of real estate facilities	$—	$903,928

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 1. Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of March 31, 2012, we owned 99.54% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.06%) and unaffiliated third parties (0.40%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

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

March 31, 2012

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

As of March 31, 2012, we wholly-owned 91 self storage facilities located in 17 states and Canada, comprising approximately 60,140 units and approximately 7.5 million rentable square feet. As of March 31, 2012, we also had minority interests in nine additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Reclassifications

Certain amounts previously reported in our 2011 financial statements have been reclassified to conform to the fiscal 2012 presentation.

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT, LLC (REIT I) and Self Storage REIT II, LLC (REIT II), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2012 and December 31, 2011, we had entered into contracts/interests that are deemed to be variable interests in VIEs. Those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of March 31, 2012 and December 31, 2011, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of 10 years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of March 31, 2012, the consolidated joint venture had net real estate assets of approximately $17.0 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured debt and approximately $6.0 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements. Also included in restricted cash are any amounts required to be held in trust for statutory reasons.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2012 and 2011 we expensed approximately $0.1 million and $1.8 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of March 31, 2012 and December 31, 2011, no impairment losses have been recognized.

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

March 31, 2012

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

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $7.3 million. The preferred equity interest has a redemption date in November 2012, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.5 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of March 31, 2012, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $28.1 million.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2012 and December 31, 2011, accumulated amortization of in-place lease intangibles totaled approximately $28.1 million and $24.9 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2012 and December 31, 2011, accumulated amortization of deferred financing costs totaled approximately $2.5 million and $1.5 million, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2012, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

During the three months ended March 31, 2012, we redeemed approximately 92,000 shares of common stock for approximately $0.9 million ($9.65 per share). As of March 31, 2012, we had redemption requests for approximately 694,900 shares of common stock for approximately $6.6 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 80% of the other outstanding redemption requests. Such redemptions totaled approximately 568,800 shares for approximately $5.4 million ($9.57 per share) and were redeemed on April 30, 2012 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2012. As of March 31, 2012, we had approximately 126,000 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the second quarter of 2012. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three months ended March 31, 2012 and 2011, there was a net gain recorded of approximately $52,000 and $51,000, respectively.

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and common stock issued related to our acquisitions. The fair values of these assets, liabilities and common stock were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

The table below summarizes our fixed rate notes payable at March 31, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2012
	Fair Value	Carrying Value
Fixed Rate Secured Debt	$216,701,938	$211,218,639

As of March 31, 2012, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2012, we had $394,711 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

March 31, 2012

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three months ended March 31, 2012 and 2011, 5,625 and 5,625 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), was issued in May 2011. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively. For public entities, this ASU became effective during interim and annual periods beginning after December 15, 2011. We adopted this ASU in the interim period ending March 31, 2012 and such adoption did not have a material impact on our consolidated financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. For public entities, this ASU is effective for fiscal years beginning after December 15, 2011. We adopted this ASU in the interim period ending March 31, 2012 by selecting the option of two separate but consecutive statements.

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

March 31, 2012

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2012:

Real estate facilities
Balance at December 31, 2011	$510,395,576
Land disposition	(1,675,860)
Impact of foreign exchange rate changes	592,987
Improvements and additions	1,109,408

Balance at March 31, 2012	$510,422,111

Accumulated depreciation
Balance at December 31, 2011	$(15,971,288)
Depreciation expense	(3,290,273)

Balance at March 31, 2012	$(19,261,561)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 5. Secured Debt

Our secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	March 31, 2012	December 31, 2011	Stated Interest Rate	Maturity Date
Crescent Springs(14)	$—	$800,000	5.00%	2/11/2014
Florence, Walton(14)	—	3,700,000	5.00%	2/11/2014
Montgomery	2,821,462	2,838,810	6.42%	7/1/2016
Seabrook	4,567,137	4,584,013	5.73%	1/1/2016
Greenville	2,288,608	2,297,069	5.65%	3/1/2016
Kemah	8,946,281	8,975,529	6.20%	6/1/2016
Memphis	2,529,445	2,538,295	5.67%	12/1/2016
Tallahassee	7,601,476	7,622,854	6.16%	8/1/2016
Houston	2,045,215	2,053,995	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,478,404	10,500,000	5.84%	12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%	6/1/2017
Pearland	3,500,000	3,500,000	5.93%	7/1/2017
Daphne	1,660,561	1,698,407	5.47%	8/1/2020
Mesa	3,084,181	3,100,077	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan(1)	31,907,623	32,024,379	5.42%(2)	9/5/2019
Dufferin – Toronto – Ontario, Canada	6,966,709	6,862,800	5.20%(3)	12/15/2013
Citi Loan(4)	28,738,497	28,829,407	5.77%	2/6/2021
Bank of America Loan – 1(5)	4,455,878	4,474,310	5.18%	11/1/2015
Bank of America Loan – 2(6)	6,751,848	6,779,778	5.18%	11/1/2015
Bank of America Loan – 3(7)	12,135,755	12,185,955	5.18%	11/1/2015
Prudential – Long Beach(8)	6,712,619	6,736,892	5.27%	9/5/2019
SF Bay Area – Morgan Hill – CA	2,980,147	2,997,061	5.75%	4/1/2013
SF Bay Area – Vallejo – CA	4,456,844	4,478,882	6.04%	6/1/2014
Citi Las Vegas Loan(9)	7,623,838	7,649,929	5.26%	6/6/2021
ING Loan(10)	21,818,015	21,892,726	5.47%	7/1/2021
Ladera Ranch	6,912,493	6,942,734	5.84%	6/1/2016
SF Bay Area – San Lorenzo—CA	2,152,659	2,170,037	6.07%	1/1/2014
Las Vegas V	1,694,956	1,704,037	5.02%	7/1/2015
Second Restated KeyBank Credit Facility(11)	82,000,000	76,635,000	4.74%	12/24/2014
Key Bank Bridge Loan(12)	19,000,000	28,000,000	6.65%	8/31/2012
Mississauga(13) – Ontario, Canada	3,106,470	2,194,874	5.00%	10/31/2014
Net fair value adjustment	(985,303)	(1,064,643)

Total secured debt	$322,291,818	$330,043,207

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(1)

This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.

(2)	Ten of the loans in this portfolio loan bear an interest rate of 5.43% and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(3)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan of $7 million which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at March 31, 2012 was 5.2%.

(4)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV).

(5)	This loan encumbers the Lawrenceville I and II properties.
(6)	This loan encumbers the Concord, Hickory and Morganton properties.
(7)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(8)	This loan is cross-collateralized by the 11 properties discussed in (1).
(9)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties.
(10)

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

(11)

This credit facility is collateralized by 24 properties (Phoenix I, Gulf Breeze II, Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, El Paso I, Hampton, SF Bay Area – Gilroy, Toms River, the Homeland Portfolio, Crescent Springs, Florence, Walton and a parcel of unimproved land). For additional discussion related to the maturity date see footnote (1) below.

(12)	This loan is collateralized by the same properties as the Second Restated KeyBank Credit Facility. This loan has a variable interest rate, which as of March 31, 2012 was 6.65%.
(13)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of March 31, 2012).

(14)	These loans were refinanced in January 2012 through the Second Restated KeyBank Credit Facility.

As of March 31, 2012 and December 31, 2011, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $488 million and $489 million, respectively.

Citi Loan

On January 28, 2011, we encumbered 11 of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi Loan in limited circumstances set forth in the loan documents. The Citi Loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of March 31, 2012 was approximately $51 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

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

March 31, 2012

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

Second Restated KeyBank Credit Facility

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, GA and two properties in Jacksonville, FL), our Operating Partnership and various property owning SPEs entered into a secured credit facility (the “Second Restated KeyBank Credit Facility”) with KeyBank with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties. At any time prior to June 15, 2013, our Operating Partnership may request funding up to an additional $68 million (for a total loan amount of up to $150 million). Any such additional funding will be subject to the sole discretion of KeyBank and any other lender who may ultimately participate in the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility has a term of three years, maturing on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.

We were required to purchase an interest rate swap with a notional amount of $45 million, which requires us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Credit Facility, our Operating Partnership has the option of selecting one of three variable interest rates which have applicable spreads. Our Operating Partnership has elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 4.74% as of March 31, 2012. Our Operating Partnership may change this election from time to time for the non-hedged portion of the debt, as provided in the agreement.

The Second Restated KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio, the Las Vegas III, Las Vegas VI, Los Angeles – La Cienega, Hampton, SF Bay Area – Gilroy Phoenix I, Gulf Breeze II, El Paso I, Toms River, Crescent Springs, Florence and Walton properties and a parcel of unimproved land in Ladera Ranch, California, and is cross-defaulted to the KeyBank Bridge Loan (defined below) and any other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. Our Operating Partnership may prepay the Second Restated KeyBank Credit Facility, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility provides that if KeyBank is unable to syndicate the loan to other lenders such that its aggregate lending commitment is not reduced from $82 million to $36 million by March 31, 2012, then, on or before June 30, 2012, our Operating Partnership shall use its best efforts to refinance all or a portion of the mortgaged properties, other than those in the Homeland Portfolio, and use the net refinance proceeds to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million. Upon repayment of the KeyBank Bridge Loan (defined below), if KeyBank is unable to syndicate the loan and the remaining amount otherwise outstanding has not been reduced to $45 million, our Operating Partnership shall pay monthly the greater of $5 million or 100% of the net offering proceeds from our Offering to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million; provided that, in any event, the Second Restated KeyBank Credit Facility must be repaid such that the principal balance is no greater than $45 million by December 31, 2012. If KeyBank determines that successful syndication cannot be achieved such that its aggregate lending commitment is reduced to $36 million, KeyBank reserves the right, after consultation with us, to change the terms of the Second Restated KeyBank Credit Facility, if KeyBank reasonably and in good faith determines that such changes are advisable in order to ensure successful syndication. As of March 31, 2012, KeyBank had not successfully syndicated the loan, but is continuing its efforts to do so (see footnote (1) in the following table for additional discussion).

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

March 31, 2012

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

•

a minimum tangible net worth of at least $175 million plus 75% of the net proceeds of our ongoing public offering (less funded share redemptions, but in no event may our net worth be less than $175 million)

We have ten business days from the date on which any violation of the above covenants occurs in which to cure the violation, to the extent the violation can be cured with a cash payment. The terms of the Second Restated KeyBank Credit Facility also restrict us and our Operating Partnership in our ability to incur debt in the future without the consent of KeyBank and limits availability thereunder to the lesser of certain loan-to-value and debt yield calculations set forth in the agreement.

KeyBank Bridge Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio, our Operating Partnership and the related property owning SPEs also obtained a bridge loan with total commitments of $28 million (the “KeyBank Bridge Loan”) from KeyBank ($10 million of which was previously committed with nothing outstanding under our previously existing KeyBank Working Capital Line, which was terminated) and drew down the entire committed amount.

The KeyBank Bridge Loan matures on August 31, 2012 and requires monthly principal and interest payments, with the monthly principal portion of the payment increasing from $3 million in January, February and March 2012 to $4 million in April, May and June 2012 and $5 million July 2012. Under the terms of the KeyBank Bridge Loan, our Operating Partnership has the option of selecting one of three variable interest rates, which have applicable spreads. Our Operating Partnership elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 6.65% as of March 31, 2012. Our Operating Partnership may change this election from time to time, as provided in the agreement.

The KeyBank Bridge Loan is secured similarly to the Second Restated KeyBank Credit Facility, but, in addition, is secured by a pledge of the net equity proceeds of our Offering and a pledge of our Operating Partnership’s economic interest in each of the related property owning SPEs. The KeyBank Bridge Loan is cross-defaulted to the Second Restated KeyBank Credit Facility and any other recourse debt of us or our Operating Partnership of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. Our Operating Partnership may prepay the KeyBank Bridge Loan, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Bridge Loan.

In connection with the KeyBank Bridge Loan, the Operating Partnership paid customary lender fees, legal fees and other expenses. The KeyBank Bridge Loan is subject to similar representations, warranties, indemnities and covenants as those described above for the Second Restated KeyBank Credit Facility.

The following table presents the future principal payment requirements on outstanding secured promissory notes as of March 31, 2012:

2012	$58,366,439	(1)
2013	12,820,529
2014	62,304,713
2015	29,372,676
2016	45,413,201
2017 and thereafter	114,999,563

Total payments	323,277,121
Unamortized fair value adjustment	(985,303)

Total	$322,291,818

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(1)

Included in the 2012 principal payment requirements above is $19 million related to the Bridge Loan which matures on August 31, 2012 as described above. Subsequent to March 31, 2012, we have made scheduled monthly principal payments totaling $4 million which has reduced the amount outstanding on the Bridge Loan to $15 million as of April 30, 2012. We intend to continue to fund the required monthly principal payments on the Bridge Loan using proceeds from our Offering, cash on hand and cash flow from operations.

Also included in the 2012 principal payment requirements above is $37 million related to the Second Restated KeyBank Credit Facility. The $37 million represents that portion of the Second Restated KeyBank Credit Facility which would be required to be repaid in 2012 if KeyBank is unable to successfully syndicate the loan to other lenders as described above. If such successful syndication is not realized, we plan to refinance the portion of the Secured KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the Second Restated KeyBank Credit Facility in accordance with the terms of the agreement.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2012 was approximately 5.7%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three months ended March 31, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $251,000 will be reclassified as an increase to interest expense.

As of March 31, 2012, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$394,711	Accounts payable and accrued liabilities	$311,630

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of March 31, 2012 we had not posted any collateral.

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $424,000. If we had breached any of these provisions at March 31, 2012, we could have been required to settle our obligations under the agreements at their termination value of approximately $424,000.

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those assets acquired as part of the mergers with REIT I and REIT II; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month. The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the USA Self Storage I, DST acquisition are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three months ended March 31, 2012). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended March 31, 2012, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Expensed
Reimbursement of operating expenses (including organizational costs)(1)	$15,518	$270,647
Asset management fees	1,116,127	565,346
Property management fees	852,822	507,545
Acquisition expenses	27,031	1,233,159
Additional Paid-in Capital
Selling commissions	887,105	1,554,811
Dealer Manager fee	380,188	666,347
Reimbursement of offering costs	127,656	119,757

Total	$3,406,447	$4,917,612

(1)	For the three months ended March 31, 2012, the Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $260,000. Such amounts were waived permanently and accordingly, will not be paid to the Advisor.

As of March 31, 2012 and December 31, 2011, we had amounts due to affiliates totaling $1,247,080 and $2,065,615, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our president, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three months ended March 31, 2012 and 2011, we earned approximately $0.3 million and $0 in fees, respectively, in connection with the tenant reinsurance program.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2012 we have sold approximately 2.1 million shares through our distribution reinvestment plan.

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

March 31, 2012

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

The amount that we may pay to redeem stock for redemptions is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number of Years Held	Redemption Price

Less than 1	No Redemption Allowed
1 or more but less than 2	90.0% of Redemption Amount
2 or more but less than 3	92.5% of Redemption Amount
3 or more but less than 4	95.0% of Redemption Amount
4 or more	100.0% of Redemption Amount

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Ground Lease Commitment – SF Bay Area—San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 23 years as of March 31, 2012 and recorded rent expense of approximately $33,000 for the three months ended March 31, 2012. The lease has minimum lease payments of approximately $99,200, $132,300, $133,400, $138,900 and $138,900 for the years ending 2012, 2013, 2014, 2015 and 2016.

Note 9. Declaration of Distributions

On March 21, 2012, our board of directors declared a distribution rate for the second quarter of 2012 of $0.001912569 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on April 1, 2012 and continuing on each day thereafter through and including June 30, 2012.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total revenues	$9,804,613	$11,371,860	$13,930,807	$14,288,798	$15,351,917
Total operating expenses	$12,661,013	$13,895,617	$15,657,652	$16,397,585	$15,455,345
Net loss	$(5,341,819)	$(5,399,076)	$(5,292,070)	$(5,801,272)	$(5,451,145)
Net loss attributable to the Company	$(5,216,063)	$(5,248,767)	$(5,146,419)	$(5,746,180)	$(5,432,094)
Net loss per share-basic and diluted	$(0.19)	$(0.17)	$(0.16)	$(0.17)	$(0.15)

Note 11. Potential Acquisitions

On March 23, 2012, we entered into a purchase and sale agreement for a facility located in Chantilly, Virginia. The purchase price for the facility is approximately $7.3 million. We expect to close this acquisition by the end of the second quarter of 2012. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

On April 5, 2012, we entered into a purchase and sale agreement for a facility located in Peoria, Arizona. The purchase price for the facility is approximately $4.4 million. We expect to close this acquisition by the end of the third quarter of 2012. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

Note 12. Subsequent Events

Determination of New Offering Price

On April 2, 2012, our board of directors approved an estimated value per share of our common stock of $10.79 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. Please see our Form 8-K filed with the SEC on April 3, 2012.

Effective June 1, 2012, the offering price of our shares of common stock will increase from the current $10.00 per share to $10.79 per share. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares. This determination by the board of directors is subjective and was primarily based on (i) the estimated net asset value per share, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

Offering Status

As of May 9, 2012, in connection with our Initial Offering and Offering we have issued approximately 33.8 million shares of our common stock for gross proceeds of approximately $336 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Result of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

As of March 31, 2012, we wholly-owned 91 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 60,140 units and approximately 7.5 million rentable square feet. We also had interests in nine additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of March 31, 2011, we owned 61 self storage facilities located in 16 states and Canada, comprising approximately 40,750 units and approximately 5.1 million rentable square feet.

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

As of March 31, 2012, our self storage portfolio was comprised as follows:

State	No. of Properties	Units		Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate Controlled %(2)	Revenue %(3)
Alabama(4)	2	1,075		144,500		1.9%	67.4%	49.1%	1.2%
Arizona	4	1,970		242,850		3.3%	74.9%	21.8%	2.4%
California(4)	8	6,480		831,700		11.1%	80.9%	19.3%	16.9%
Florida	8	7,070		756,350		10.1%	73.2%	60.9%	11.3%
Georgia	19	11,530		1,481,200		19.8%	60.6%	58.1%	13.6%
Illinois	4	2,475		370,400	(5)	5.0%	68.2%	7.0%	4.9%
Kentucky	5	2,800		401,000		5.4%	82.7%	9.6%	5.1%
Mississippi	1	600		66,600		0.9%	61.3%	12.2%	0.5%
Nevada	8	4,710		563,700		7.6%	75.5%	70.0%	6.9%
New Jersey	5	4,190		395,100		5.3%	77.0%	59.7%	10.5%
New York	1	690		82,800		1.1%	83.5%	20.2%	1.3%
North Carolina	3	1,580		178,900		2.4%	82.8%	20.7%	2.1%
Ontario, Canada	3	2,790	(6)	319,800	(6)	4.3%	68.1%	96.7%	2.4%
Pennsylvania	4	2,220		269,900		3.6%	66.4%	17.1%	3.4%
South Carolina	1	460		65,200		0.9%	89.9%	66.0%	1.0%
Tennessee	1	800		100,400		1.3%	84.7%	0.0%	1.0%
Texas(4)	10	6,250		933,300		12.5%	82.7%	19.2%	11.3%
Virginia	4	2,450		257,800		3.5%	71.6%	59.9%	4.2%

Total	91	60,140		7,461,500		100%	73.5%	39.9%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of March 31, 2012.
(2)	Represents the percentage of rentable square feet in climate controlled units as of March 31, 2012 for each state.
(3)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month ended March 31, 2012.

(4)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the WP Baltimore Self Storage property and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Mississauga and the Brampton properties are currently partially or fully under construction, thus the related occupancy statistics exclude these properties.

The map below shows the geographic location of our self storage portfolio as of March 31, 2012.

As of March 31, 2012, we owned the following preferred equity and/or minority interests:

Property	% Owned	Acquisition Date (1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	%Physical Occupancy (2)	% Climate Controlled (3)
WP Baltimore Self Storage – MD	11.5%	9/24/2009	2004	500	70,900	82.7%	0.0%
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010	1909/2000	1,100	77,900	72.5%	0.0%
Hawthorne Property (4) – CA	12.0%	9/24/2009	1943-1966	n/a	356,000	100.0%	n/a
Southwest Colonial, DST –TX	0.28%	9/24/2009	1981-2007	2,850	369,600	82.5%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997-2005	1,600	152,900	78.7%	100.0%

Total				6,050	1,027,300	80.6%	18.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of March 31, 2012.
(3)	Represents the percentage of rentable square feet in climate controlled units as of March 31, 2012.
(4)

Not a self storage facility. We have a 12% direct investment in Westport LAX LLC, the entity owning this property, and an indirect interest in Westport LAX LLC through a preferred equity investment in Hawthorne LLC, which has a direct investment in Westport LAX LLC.

A summary of the wholly-owned facilities that we have acquired through March 31, 2012 is as follows:

Our Facilities by Year Acquired – Rental Income

			Rental Income by Year of Acquisition (1)
	Number of Facilities	Current Rentable Square Feet	For the Three Months Ended March 31,
Year Acquired			2012	2011
2008	3	196,500	$409,491	$416,176
2009	23	2,147,050	$3,852,087	$3,800,665
2010	19	1,605,950	$3,925,173	$3,870,275
2011	46	3,512,000	$5,542,221	$748,526

All Facilities Owned	91	7,461,500	$13,728,972	$8,835,642

(1)	The rental income attributable to our consolidated joint venture is excluded from the above table. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.

Our Facilities by Year Acquired – Rent Per Occupied Square Foot

			Rent Per Occupied Square Foot (1)
	Number of Facilities	Current Rentable Square Feet	For the Three Months Ended March 31,
Year Acquired			2012	2011
2008	3	196,500	$0.86	$0.87
2009	23	2,147,050	$0.73	$0.72
2010	19	1,605,950	$1.10	$1.12
2011(2)	46	3,512,000	$0.80	$0.62

All Facilities Owned	91	7,461,500	$0.85	$0.85

(1)	Determined by dividing the aggregate rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the calculation in their first full month of operations. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.

(2)	The rent per occupied square foot data excludes the Mississauga and Brampton properties. All other related data is based on estimates of when the construction on such properties are complete.

Our Facilities by Year Acquired-Average Physical Occupancy

			Average Physical Occupancy % (1)
	Number of Facilities	Current Rentable Square Feet	For the Three Months Ended March 31,
Year Acquired			2012		2011
2008	3	196,500	80%		82%
2009	23	2,147,050	82%		82%
2010	19	1,605,950	74%		72%
2011(2)	46	3,512,000	68%	(3)	84%

All Facilities Owned	91	7,461,500	74%		79%

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

(3)

The average physical occupancy for the 2011 acquisitions decreased in 2012 largely due to the addition of the Homeland Portfolio which is a lease-up portfolio. Excluding the Homeland Portfolio the average physical occupancy is 75%.

Below are comparisons of revenue and operating income for the 45 wholly-owned self storage facilities that were owned for the entire three month periods ended March 31, 2012 and 2011, respectively:

2012 Revenue (1)	2011 Revenue (1)	Increase %	2012 Operating Income(2)	2011 Operating Income(2)	Increase %	No. Of Facilities
$8,893,501	$8,586,060	3.6%	$5,008,508	$4,608,059	8.7%	45

(1)	Revenue includes rental income, ancillary income, administrative and late fees.
(2)	Operating income excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.

The weighted average capitalization rate at acquisition for these 91 self storage facilities we owned as of March 31, 2012 was approximately 7.34% (7.71% for our 71 stabilized properties and 4.53% for our 18 lease-up properties at acquisition, and we had two properties under development). Upon stabilization of the lease-up properties, we expect the weighted average capitalization rate to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Results of Operations

Overview

As of March 31, 2012, we wholly-owned 91 self storage facilities located in 17 states and Canada, comprising approximately 60,140 units and approximately 7.5 million rentable square feet. As of March 31, 2011, we wholly-owned 61 self storage facilities, located in 16 states and Canada, comprising approximately 40,750 units and approximately 5.1 million rentable square feet.

The comparability of our results of operations is significantly affected by acquisition activity during 2011 as listed below:

•	In the three months ended March 31, 2011, we acquired 16 self storage facilities for consideration of approximately $69 million.

•	The three months ended March 31, 2012 includes activity related to 30 facilities that were acquired between April 1, 2011 and December 31, 2011 for consideration of approximately $176 million.

Furthermore, on December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with initial occupancy of 46%) for $80 million. Within the next 12 to 24 months, we believe the Homeland Portfolio will provide accretive operating income and cash flows. However, we expect the Homeland Portfolio to continue to negatively impact our results of operations as it did in the current quarter, albeit to a lesser extent, for at least the next several fiscal quarters for several reasons. First, the Homeland Portfolio is a lease-up portfolio and while occupancy is increasing (51% as of March 31, 2012), these properties are currently operating at a loss, after considering interest expense and deferred financing amortization expense (discussed below). Second, we are offering concessions to increase occupancy. However, as the occupancy begins to stabilize, such concessions will decrease and rental revenues should be positively impacted. Third, we incurred additional debt by entering into the Second Amended and Restated KeyBank Credit Facility and the KeyBank Bridge Loan to acquire the Homeland Portfolio. See “Note 5 - Secured Debt”. This additional debt resulted in the recognition of approximately $1.5 million of interest expense and approximately $0.8 million of deferred financing amortization expense (a non-cash expense) for the three months ended March 31, 2012, which negatively impacted our operating results. Furthermore, for the three months ended March 31, 2012, included in interest expense and deferred financing amortization expense was $0.4 million and $0.4 million, respectively, of amounts related to the KeyBank Bridge Loan, which by its terms, will be repaid by August 31, 2012, and as such, these amounts will not impact future results once the Key Bank Bridge Loan is repaid. If leasing trends continue, the Homeland Portfolio should begin to contribute positively to our operating results in 2013. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Homeland Portfolio Occupancy

Due to the items noted above, we believe there is little basis for comparison between the three months ended March 31, 2012 and 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Self Storage Rental Income

Rental income for the three months ended March 31, 2012, was approximately $14.9 million, as compared to rental income for the three months ended March 31, 2011 of approximately $9.6 million, an increase of approximately 55%. The increase in rental income arises primarily from the acquisition of 46 properties during 2011 (approximately $5.0 million) and an increase of approximately $0.3 million related to increased rental income from same store sales. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2012 were approximately $8.2 million, as compared to property operating expenses for the three months ended March 31, 2011 of approximately $5.1 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The increase in property operating expenses arises primarily from the increase in the number of self storage facilities we owned. For the three months ended March 31, 2012 and 2011, approximately $2.0 million and $1.1 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were approximately $0.6 million, compared to approximately $0.8 million for the three months ended March 31, 2011. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. The decrease is primarily due to our Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the advisory agreement; such amounts were waived for the three months ended March 31, 2012 and totaled approximately $260,000. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2012 were approximately $6.6 million, compared to approximately $4.9 million for the three months ended March 31, 2011. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended March 31, 2012 were approximately $0.1 million, compared to approximately $1.8 million for the three months ended March 31, 2011. The decrease between 2011 and 2012 is due to us making no acquisitions during the three months ended March 31, 2012 compared to us making 16 acquisitions during the three months ended March 31, 2011. We expect that such costs will fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2012 was approximately $4.6 million, compared to approximately $2.4 million for the three months ended March 31, 2011. The increase primarily relates to interest incurred on the Second Restated KeyBank Credit Facility, the KeyBank Bridge Loan, the ING Loan and other new debt incurred in 2011. We expect interest expense to increase in future periods as we acquire additional operating facilities through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended March 31, 2012 was approximately $1.0 million compared to approximately $0.3 million for the three months ended March 31, 2011. The increase primarily relates to the amortization of deferred financing fees incurred on the Second Restated KeyBank Credit Facility, the KeyBank Bridge Loan, the ING Loan and other new debt incurred in 2011.

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

However, FFO or Modified FFO (“MFFO”), discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“the Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for each of the periods presented below:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss attributable to Strategic Storage Trust, Inc.	$(5,432,094)	$(5,216,063)
Add:
Depreciation	3,290,273	1,857,824
Amortization of intangible assets	3,228,452	3,050,925
Deduct:
Adjustment for noncontrolling interests(2)	(92,745)	(177,580)

FFO	993,886	(484,894)
Other Adjustments:
Acquisition expenses(3)	92,357	1,808,474
Amortization of fair value adjustments of secured debt(4)	104,340	94,490
Realized and unrealized gains on foreign exchange holdings(5)	(51,957)	(51,022)
Debt defeasance costs (6)	—	49,750
Adjustment for noncontrolling interests(2)	(20,155)	(14,354)

MFFO(1)	$1,118,471	$1,402,444

As discussed in Results of Operations, our net loss and MFFO for the three months ended March 31, 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio in Results of Operations.

(1)	Changes in MFFO between the three months ended March 31, 2012 and 2011 include the following:

•

Total revenues less all property operating expenses were approximately $7.2 million for the three months ended March 31, 2012 compared to approximately $4.7 million for the three months ended March 31, 2011, thereby increasing MFFO by approximately $2.5 million. Such increase was primarily due to the acquisition of 46 properties in 2011 along with an increase in same store operating income of $0.4 million.

•

An improvement in MFFO of approximately $0.2 million due to a reduction in general and administrative expenses, primarily related to our Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the advisory agreement; such amounts were waived for the three months ended March 31, 2012.

•

A decrease in MFFO of approximately $2.2 million due to increased interest expense, primarily related to interest incurred on the Second Restated KeyBank Credit Facility, the KeyBank Bridge Loan, the ING Loan and other new debt incurred in 2011. Of the increased expense, approximately $0.4 million relates to the KeyBank Bridge Loan, which, by its terms, will be repaid by August 31, 2012 and as such, this amount will not impact future results once the KeyBank Bridge Loan is repaid.

•

A decrease in MFFO of approximately $0.6 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.4 million related to the KeyBank Bridge Loan which by its terms will be repaid by August 31, 2012, and as such, this amount will not impact future results once the KeyBank Bridge Loan is repaid.

(2)

Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $74,551 and $18,194, respectively, for the three months ended March 31, 2012 and $53,337 and $124,243, respectively, for the three months ended March 31, 2011.

(3)

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

(4)

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

(6)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $1.0 million and $0.3 million was recognized as interest expense for the three months ended March 31, 2012 and 2011, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011	Change
Net cash flow provided by (used in):
Operating activities	$1,975,969	$(373,906)	$2,349,875
Investing activities	(1,062,035)	(35,561,182)	34,499,147
Financing activities	(1,934,781)	48,696,438	(50,631,219)

Cash flows provided by (used in) operating activities for the three months ended March 31, 2012 and 2011 were approximately $2.0 million and ($0.4) million, respectively, an increase in cash provided by operations of approximately $2.4 million. The increase in cash provided is primarily the result of a favorable improvement in our net loss adjusted for depreciation and amortization of approximately $2.0 million.

Cash flows used in investing activities for the three months ended March 31, 2012 and 2011 were approximately $1.1 million and $35.6 million, respectively, a reduction in the use of cash of approximately $34.5 million. The reduction compared to the prior period primarily relates to the decreased amount spent on acquisitions in the current period as compared with the same period of the prior year.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2012 and 2011 were approximately ($1.9) million and $48.7 million, respectively, a reduction of approximately $50.6 million. The reduction in cash provided by financing activities over the prior period primarily relates to decreases in proceeds from the issuance of new debt and proceeds from the issuance of common stock.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions for the last four fiscal quarters and the sources of such distributions:

	Three Months Ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
Distributions paid in cash	$3,499,185		$3,398,255		$3,205,887		$3,015,369
Distributions reinvested	2,635,829		2,547,413		2,360,957		2,173,281

Total distributions	$6,135,014		$5,945,668		$5,566,844		$5,188,650

Source of distributions
Cash flows provided by operations	$1,975,969	32.2%	$1,701,147	28.6%	$956,967	17.2%	$554,599	10.7%
Proceeds from issuance of common stock (including distributions reinvested)	4,159,045	67.8%	4,244,521	71.4%	4,609,877	82.8%	4,634,051	89.3%

Total sources	$6,135,014	100.0%	$5,945,668	100.0%	$5,566,844	100.0%	$5,188,650	100.0%

Cash flows provided by (used in) operations for the three months ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011 include approximately $0.1 million, $2.4 million, $1.6 million, $1.9 million and $1.8 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through March 31, 2012, we paid cumulative distributions of approximately $48.8 million, as compared to cumulative FFO of approximately $(2.8) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2012, we had approximately $323.3 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $1.0 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of March 31, 2012 was approximately 5.7%. Future acquisitions may be partially funded by the assumption of existing loans. Additionally, certain future acquisitions may be partially funded by proceeds from the issuance of new promissory notes. Thus, if such acquisitions are completed, we expect our indebtedness to increase.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity interests, for the payment of operating expenses and distributions, and for the debt service on our outstanding indebtedness. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from the Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes, among other items, review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1)	$89,801,854	$12,751,184	$27,730,757	$18,620,983	$30,698,930
Mortgage principal (1)(2)	323,277,121	58,366,439	75,125,242	74,785,877	114,999,563
Operating leases	3,335,481	99,225	265,703	277,830	2,692,723
Total contractual obligations	$416,414,456	$71,216,848	$103,121,702	$93,684,690	$148,391,216

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)

Included in the 2012 principal payment requirements above is $19 million related to the Bridge Loan which matures on August 31, 2012, as described in Note 5 of the Notes to the Consolidated Financial Statements. Subsequent to March 31, 2012, we have made scheduled monthly principal payments totaling $4 million, which has reduced the amount outstanding on the Bridge Loan to $15 million as of April 30, 2012. We intend to continue to fund the required monthly principal payments on the Bridge Loan using proceeds from our Offering, cash on hand and cash flow from operations.

Also included in the 2012 principal payment requirements above is $37 million related to the Second Restated KeyBank Credit Facility. The $37 million represents that portion of the Second Restated KeyBank Credit Facility, as described in Note 5 of the Notes to the Consolidated Financial Statements, which would be required to be repaid in 2012 if KeyBank is unable to successfully syndicate the loan to other lenders as described in Note 5 of the Notes to the Consolidated Financial Statements. If such successful syndication is not realized, we plan to refinance the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the Second Restated KeyBank Credit Facility in accordance with the terms of the agreement.

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

Subsequent Events

Please see Note 12 of the Notes to the Consolidated Financial Statements accompanying this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of March 31, 2012, our debt consisted of approximately $212.2 million in fixed rate debt and approximately $111.1 million in variable rate debt (excluding net unamortized debt discounts of approximately $1.0 million). As of December 31, 2011, our debt consisted of approximately $217.4 million in fixed rate debt and approximately $113.7 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate date that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.5 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of March 31, 2012:

	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$2,210,289	$6,009,970	$14,198,243	$29,372,676	$45,413,201	$114,999,563	$212,203,942	$216,701,938
Average interest rate	5.61%	5.61%	5.63%	5.67%	5.68%	5.62%	—	—
Variable rate debt (1)(2)	$56,156,150	$6,810,559	$48,106,470	—	—	—	$111,073,179	$111,073,179
Average interest rate	5.01%	4.79%	4.76%	—	—	—	—	—

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)

Included in the 2012 debt maturities above is $19 million related to the Bridge Loan which matures on August 31, 2012, as described in Note 5 of the Notes to the Consolidated Financial Statements. Subsequent to March 31, 2012, we have made scheduled monthly principal payments totaling $4 million, which has reduced the amount outstanding on the Bridge Loan to $15 million as of April 30, 2012. We intend to continue to fund the required monthly principal payments on the Bridge Loan using proceeds from our Offering, cash on hand and cash flow from operations.

Also included in the 2012 debt maturities above is $37 million related to the Second Restated KeyBank Credit Facility. The $37 million represents that portion of the Second Restated KeyBank Credit Facility, as described in Note 5 of the Notes to the Consolidated Financial Statements, which would be required to be repaid in 2012 if KeyBank is unable to successfully syndicate the loan to other lenders as described in Note 5 of the Notes to the Consolidated Financial Statements. If such successful syndication is not realized, we plan to refinance the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable terms, the proceeds from which, along with proceeds from our Offering, will be used to reduce the outstanding balance of the Second Restated KeyBank Credit Facility in accordance with the terms of the agreement.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not calculate the net asset value per share for our shares annually, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

On April 2, 2012, our board of directors approved a net asset valuation of $10.79 per share. We intend to use this net asset valuation as the estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we expect to occur within the next two years. We will disclose this net asset value to stockholders in our filings with the SEC. We may not calculate the net asset value per share for our shares annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering. See “Investment by Tax-Exempt Entities and ERISA Considerations — Annual Valuation Requirement.”

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2011. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated net asset value per share, an independent third party appraiser valued our properties as of December 31, 2011. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in this offering are primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

The offering price of our shares may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors determined the offering price of our shares based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. There are no established criteria for valuing issued or outstanding shares of companies like us. Therefore, our offering price may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Our share price is primarily based on the estimated per share value of our shares, but also based upon subjective judgments, assumptions and opinions by management, which may or may not turn out to be correct. Therefore, our share price may not reflect the precise amount that might be paid to you for your shares in a market transaction.

Our current share price is primarily based on our net asset value per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — as of December 31, 2011. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned self storage facilities as of December 31, 2011 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated net asset value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for your shares in a market transaction.

We do not own or control the intellectual property rights to the “SmartStop® Self Storage” brand and other trademarks and intellectual property used by us in connection with our self storage facilities; therefore, we could potentially lose revenues and incur significant costs if we cease to operate under this brand.

Strategic Storage Holdings, LLC, the parent company of our advisor and property manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, which could result in lost revenues. In addition, we could incur significant costs to change the signage and otherwise change our brand.

Our inability to increase revenue in our current lease-up properties could affect our ability to make distributions.

As of March 31, 2012, we owned several development and lease-up properties, including the Homeland Portfolio properties. Such properties are currently negatively impacting our results of operations and will continue to do so until the occupancy stabilizes. If several of these properties do not perform as expected, our results of operations and our ability to make distributions may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of March 31, 2012, we had issued approximately 31.8 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $316 million. From this amount, we paid approximately $10.4 million in acquisition fees to our Advisor, approximately $29 million in selling commissions and dealer manager fees (of which approximately $23 million was reallowed to third party broker-dealers), and approximately $4.1 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $378 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which was amended effective March 28, 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the three months ended March 31, 2012, we redeemed approximately 92,000 shares of common stock for approximately $0.9 million ($9.65 per share). As of March 31, 2012, we had redemption requests for approximately 694,900 shares of common stock for approximately $6.6 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 80% of the other outstanding redemption requests. Such redemptions totaled approximately 568,800 shares for approximately $5.4 million ($9.57 per share) and were redeemed on April 30, 2012 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2012. As of March 31, 2012, we had approximately 126,000 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the second quarter of 2012. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended March 31, 2012, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2012	92,002	$9.65	92,002

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Company’s Prospectus dated September 22, 2011, Commission File No. 333-168905

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: May 15, 2012	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer