Form 10-Q
period 2012-06-30
Strategic Storage Trust, Inc.
filed 2012-08-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2012: 43,456,404, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$51,405,755	$13,217,410
Real estate facilities:
Land	149,879,531	149,269,391
Buildings	336,257,656	330,842,349
Site improvements	31,301,158	30,283,836

	517,438,345	510,395,576
Accumulated depreciation	(22,584,923)	(15,971,288)

	494,853,422	494,424,288
Construction in process	3,836,825	1,754,582

Real estate facilities, net ($16,955,639 and $17,070,146 related to VIEs)	498,690,247	496,178,870
Deferred financing costs, net of accumulated amortization	5,752,126	7,449,525
Intangible assets, net of accumulated amortization	10,735,041	15,922,955
Restricted cash	5,511,725	5,234,479
Investments in unconsolidated joint ventures	8,790,428	9,180,538
Other assets	4,752,109	3,250,490

Total assets	$585,637,431	$550,434,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,184,743 and $10,210,249 related to VIEs)	$314,451,560	$330,043,207
Accounts payable and accrued liabilities	11,812,450	7,855,033
Due to affiliates	1,146,342	2,065,615
Distributions payable	2,475,044	2,071,876

Total liabilities	329,885,396	342,035,731
Commitments and contingencies (Note 8)

Redeemable common stock	—	2,807,837

Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 43,279,973 and 35,020,561 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	43,280	35,021
Additional paid-in capital	359,610,984	285,211,557
Distributions	(55,719,976)	(42,602,530)
Accumulated deficit	(53,474,601)	(42,955,433)
Accumulated other comprehensive loss	(1,108,852)	(829,652)

Total Strategic Storage Trust, Inc. stockholders’ equity	249,350,835	198,858,963

Noncontrolling interests in Operating Partnership	471,100	718,907
Other noncontrolling interests	5,930,100	6,012,829

Total noncontrolling interests	6,401,200	6,731,736

Total stockholders’ equity	255,752,035	205,590,699

Total liabilities and stockholders’ equity	$585,637,431	$550,434,267

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Self storage rental income	$15,165,993	$11,121,469	$30,046,543	$20,732,555
Ancillary operating income	539,281	250,391	1,010,648	443,918

Total revenues	15,705,274	11,371,860	31,057,191	21,176,473

Operating expenses:
Property operating expenses	6,577,530	4,507,269	12,798,196	8,537,084
Property operating expenses – affiliates	1,999,067	1,311,650	3,968,016	2,384,541
General and administrative	619,842	547,187	1,208,002	1,369,114
Depreciation	3,431,272	2,186,742	6,788,033	4,063,723
Intangible amortization expense	2,859,462	3,477,317	6,087,914	6,528,242
Property acquisition expenses – affiliates	236,119	1,110,722	263,150	2,343,881
Other property acquisition expenses	413,450	754,730	478,776	1,330,045

Total operating expenses	16,136,742	13,895,617	31,592,087	26,556,630

Operating loss	(431,468)	(2,523,757)	(534,896)	(5,380,157)
Other income (expense):
Interest expense	(4,433,288)	(2,737,374)	(9,070,272)	(5,125,168)
Deferred financing amortization expense	(1,013,793)	(128,920)	(1,987,328)	(461,024)
Equity in earnings of real estate ventures	232,866	201,754	454,003	446,710
Gain on sale of investment in unconsolidated joint venture	815,000	—	815,000	—
Other	(260,450)	(210,779)	(218,785)	(221,256)

Net loss	(5,091,133)	(5,399,076)	(10,542,278)	(10,740,895)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	20,819	37,321	49,696	51,627
Net (income) loss attributable to other noncontrolling interests	(16,760)	112,988	(26,586)	224,438

Net loss attributable to Strategic Storage Trust, Inc.	$(5,087,074)	$(5,248,767)	$(10,519,168)	$(10,464,830)

Net loss per share – basic	$(0.12)	$(0.17)	$(0.28)	$(0.36)
Net loss per share – diluted	$(0.12)	$(0.17)	$(0.28)	$(0.36)

Weighted average shares outstanding – basic	40,937,654	30,077,883	37,667,172	28,991,912
Weighted average shares outstanding – diluted	40,937,654	30,077,883	37,667,172	28,991,912

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(5,091,133)	$(5,399,076)	$(10,542,278)	$(10,740,895)
Other comprehensive income (loss):
Foreign currency translation adjustments	(463,015)	(52,729)	(57,626)	113,885
Change in fair value of interest rate swap	(138,493)	—	(221,574)	—

Other comprehensive income (loss)	(601,508)	(52,729)	(279,200)	113,885

Comprehensive loss	(5,692,641)	(5,451,805)	(10,821,478)	(10,627,010)
Comprehensive loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	24,132	37,683	51,312	51,602
Comprehensive (income) loss attributable to other noncontrolling interests	(16,760)	112,988	(26,586)	224,438

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(5,685,269)	$(5,301,134)	$(10,796,752)	$(10,350,970)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership	Total
Balance as of December 31, 2011	35,020,561	$35,021	$285,211,557	$(42,602,530)	$(42,955,433)	$(829,652)	$6,731,736	$205,590,699
Gross proceeds from issuance of common stock	8,346,084	8,346	83,271,578	—	—	—	—	83,279,924
Offering costs	—	—	(8,662,925)	—	—	—	—	(8,662,925)
Changes to redeemable common stock	—	—	832,899	—	—	—	—	832,899
Redemptions of common stock	(658,971)	(659)	(6,312,732)	—	—	—	—	(6,313,391)
Issuance of restricted stock	3,125	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(13,117,446)	—	—	—	(13,117,446)
Distributions for noncontrolling interests	—	—	—	—	—	—	(132,023)	(132,023)
Issuance of shares for distribution reinvestment plan	569,174	569	5,479,923	—	—	—	—	5,480,492
Repurchase of limited partnership units in our Operating Partnership	—	—	(221,335)	—	—	—	(175,403)	(396,738)
Stock based compensation expense	—	—	12,019	—	—	—	—	12,019
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(10,519,168)	—	—	(10,519,168)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(23,110)	(23,110)
Foreign currency translation adjustment	—	—	—	—	—	(57,626)	—	(57,626)
Change in fair value of interest rate swap	—	—	—	—	—	(221,574)	—	(221,574)

Balance as of June 30, 2012	43,279,973	$43,280	$359,610,984	$(55,719,976)	$(53,474,601)	$(1,108,852)	$6,401,200	$255,752,035

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(10,542,278)	$(10,740,895)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	14,863,275	11,052,989
Noncash interest expense	157,330	179,259
Expense related to issuance of restricted stock	12,022	13,021
Equity in income of unconsolidated joint ventures	(392,836)	(362,612)
Distributions from unconsolidated joint ventures	407,681	403,612
Gain on sale of investment in unconsolidated joint venture	(815,000)	—
Foreign currency exchange (gain) loss	45,368	(35,359)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(277,246)	(1,819,237)
Other assets	(8,872)	(722,113)
Accounts payable and other accrued liabilities	1,524,827	1,981,627
Due to affiliates	(1,012,147)	271,401

Net cash flows provided by operating activities	3,962,124	221,693

Cash flows from investing activities:
Purchases of real estate	(7,300,000)	(78,598,272)
Additions to real estate facilities	(2,156,621)	(2,842,332)
Development and construction of real estate facilities	(2,607,502)	—
Proceeds from land disposition	1,978,746	—
Proceeds from sale of investment in unconsolidated joint venture	1,425,000	—
Deposits on acquisitions of real estate facilities	(1,231,359)	(9,902)
Additional investment in unconsolidated joint venture	(234,735)	—

Net cash flows used in investing activities	(10,126,471)	(81,450,506)

Cash flows from financing activities:
Proceeds from issuance of secured debt	11,505,379	72,700,900
Principal payments on secured debt	(1,522,774)	(797,273)
Repayment of secured debt	(25,500,000)	(9,939,555)
Deferred financing costs	(291,957)	(1,861,473)
Gross proceeds from issuance of common stock	83,279,924	45,228,039
Repurchase of limited partnership units in our Operating Partnership	(396,738)	—
Offering costs	(8,662,925)	(5,489,043)
Redemptions of common stock	(6,313,391)	(4,249,705)
Distributions paid	(7,231,245)	(5,707,803)
Distributions paid to noncontrolling interests	(134,564)	(180,345)
Escrow receivable	(414,990)	(123,850)
Due to affiliates	89,471	(150,971)

Net cash flows provided by financing activities	44,406,190	89,428,921

Effect of exchange rate changes on cash	(53,498)	(66,949)
Increase in cash and cash equivalents	38,188,345	8,133,159
Cash and cash equivalents, beginning of period	13,217,410	6,438,091

Cash and cash equivalents, end of period	$51,405,755	$14,571,250

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$8,856,428	$4,668,618
Interest capitalized	$192,596	$112,450
Distributions payable	$2,475,044	$1,775,040
Issuance of shares pursuant to distribution reinvestment plan	$5,480,492	$4,137,074
Assumption of notes payable issued in connection with purchase of real estate facilities	$—	$31,291,119
Issuance of limited partnership units in connection with the purchase of real estate facilities	$—	$903,928

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of June 30, 2012, we owned 99.61% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.05%) and unaffiliated third parties (0.34%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

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

Effective June 1, 2012, the offering price of our shares of common stock increased from $10.00 per share to $10.79 per share. This increase was primarily based on the April 2, 2012 estimated per share value of our common stock of $10.79 which was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

As of June 30, 2012, we wholly-owned 92 self storage facilities located in 17 states and Canada, comprising approximately 61,010 units and approximately 7.5 million rentable square feet. As of June 30, 2012, we also had minority interests in eight additional self storage facilities through preferred equity and/or minority interests. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

June 30, 2012

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2012 and December 31, 2011, we had entered into contracts/interests that are deemed to be variable interests in VIEs. Those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of June 30, 2012 and December 31, 2011, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of 10 years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of June 30, 2012, the consolidated joint venture had net real estate assets of approximately $17.0 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured debt and approximately $5.9 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily allocated approximately $0.9 million of purchase price to intangible assets to recognize the value of in-place leases related to our acquisitions in the first six months of 2012. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition related transaction costs are required to be expensed as incurred. During the three and six months ended June 30, 2012 we expensed approximately $0.6 million and $0.7 million, respectively, of acquisition related transaction costs and during the three and six months ended June 30, 2011 we expensed approximately $1.9 million and $3.7 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of June 30, 2012 and December 31, 2011, no impairment losses have been recognized.

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

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one of which became wholly-owned in 2011, as further described in Note 3 and another which was sold in May 2012 as further described below), all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Two of those investments are passive or limited partner interests in self storage facilities (both properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about the DSTs significant activities) and are therefore accounted for under the cost method; our aggregate investment therein is approximately $0.1 million. Individually our ownership interest in those investments ranges from 0.28% to 1.5%; the carrying value of the investments ranged from approximately $27,000 to $100,000 and our risk of loss is limited to our individual investment therein.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

In May 2012, our equity interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland were redeemed for approximately $1.4 million. This resulted in a gain of approximately $0.8 million, which is included in gain on sale of investment in unconsolidated joint venture in our Consolidated Statements of Operations for the three and six months ended June 30, 2012.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $7.3 million. The preferred equity interest has a redemption date in November 2012, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.4 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of June 30, 2012, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $28 million.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2012 and December 31, 2011, accumulated amortization of in-place lease intangibles totaled approximately $30.9 million and $24.9 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2012 and December 31, 2011, accumulated amortization of deferred financing costs totaled approximately $3.5 million and $1.5 million, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2012, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

During the six months ended June 30, 2012, we redeemed approximately 659,000 shares of common stock for approximately $6.3 million ($9.58 per share). As of June 30, 2012, we had redemption requests for approximately 363,700 shares of common stock for approximately $3.5 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 80% of the other outstanding redemption requests. Such redemptions totaled approximately 297,500 shares for approximately $2.9 million ($9.62 per share) and were redeemed on July 31, 2012 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2012. As of June 30, 2012, we had approximately 66,200 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the third quarter of 2012. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). During the three and six months ended June 30, 2012 we recorded a loss of approximately $97,000 and $45,000, respectively, and during the three and six months ended June 30, 2011 and we recorded a loss of approximately $16,000 and a gain of approximately $35,000, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The table below summarizes our fixed rate notes payable at June 30, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2012
	Fair Value	Carrying Value
Fixed Rate Secured Debt	$219,702,816	$214,060,617

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

As of June 30, 2012, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2012, we had $533,203 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

June 30, 2012

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and six months ended June 30, 2012, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive and for the three and six months ended June 30, 2011, 6,875 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

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

June 30, 2012

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

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2012:

Real estate facilities
Balance at December 31, 2011	$510,395,576
Facility acquisitions	6,400,000
Land disposition	(1,675,860)
Impact of foreign exchange rate changes	(180,661)
Improvements and additions	2,499,290

Balance at June 30, 2012	$517,438,345

Accumulated depreciation
Balance at December 31, 2011	$(15,971,288)
Depreciation expense	(6,613,635)

Balance at June 30, 2012	$(22,584,923)

The following table summarizes the preliminary purchase price allocation for our acquisitions for the six months ended June 30, 2012:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total (1)	Debt Issued (2)	2012 Revenue (3)	2012 Property Operating Income (3) (4)
Chantilly – VA	5/24/2012	$6,400,000	$900,000	$7,300,000	$3,500,000	$92,534	$54,216

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	See Note 5 for specific terms of the debt.
(3)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2012 along with supplementary pro forma information.

The above transaction was acquired from an unaffiliated third party. Acquisition fees paid to our Advisor for the three and six months ended June 30, 2012 totaled approximately $0.2 million and $0.2 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 5. Secured Debt

Our secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	June 30, 2012	December 31, 2011	Stated Interest Rate		Maturity Date
Crescent Springs(1)	$—	$800,000	5.00%		2/11/2014
Florence, Walton(1)	—	3,700,000	5.00%		2/11/2014
Montgomery	2,804,328	2,838,810	6.42%		7/1/2016
Seabrook	4,550,733	4,584,013	5.73%		1/1/2016
Greenville	2,280,382	2,297,069	5.65%		3/1/2016
Kemah	8,918,100	8,975,529	6.20%		6/1/2016
Memphis	2,520,863	2,538,295	5.67%		12/1/2016
Tallahassee	7,581,053	7,622,854	6.16%		8/1/2016
Houston	2,036,628	2,053,995	5.67%		2/1/2017
San Francisco (consolidated VIE)	10,449,012	10,500,000	5.84%		12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas I	1,540,000	1,540,000	5.72%		6/1/2017
Pearland	3,500,000	3,500,000	5.93%		7/1/2017
Daphne	1,622,435	1,698,407	5.47%		8/1/2020
Mesa	3,068,524	3,100,077	5.38%		4/1/2015
Riverdale	4,800,000	4,800,000	4.00%		5/14/2014
Prudential Portfolio Loan(2)	31,789,291	32,024,379	5.42	%(3)	9/5/2019
Dufferin – Toronto – Ontario, Canada	6,659,371	6,862,800	5.22	%(4)	12/15/2013
Citi Loan(5)	28,650,825	28,829,407	5.77%		2/6/2021
Bank of America Loan – 1(6)	4,437,840	4,474,310	5.18%		11/1/2015
Bank of America Loan – 2(7)	6,724,515	6,779,778	5.18%		11/1/2015
Bank of America Loan – 3(8)	12,086,626	12,185,955	5.18%		11/1/2015
Prudential – Long Beach(9)	6,688,048	6,736,892	5.27%		9/5/2019
SF Bay Area – Morgan Hill – CA	2,963,457	2,997,061	5.75%		4/1/2013
SF Bay Area – Vallejo – CA	4,435,208	4,478,882	6.04%		6/1/2014
Citi Las Vegas Loan(10)	7,598,504	7,649,929	5.26%		6/6/2021
ING Loan(11)	21,742,278	21,892,726	5.47%		7/1/2021
Ladera Ranch	6,882,915	6,942,734	5.84%		6/1/2016
SF Bay Area – San Lorenzo – CA	2,135,371	2,170,037	6.07%		1/1/2014
Las Vegas V	1,685,994	1,704,037	5.02%		7/1/2015
Second Restated KeyBank Credit Facility(12)	82,000,000	76,635,000	4.75%		12/24/2014
Key Bank Bridge Loan(13)	7,000,000	28,000,000	6.67%		8/31/2012
Mississauga(14) – Ontario, Canada	4,731,572	2,194,874	5.00%		10/31/2014
Chantilly(15)	3,500,000	—	4.75%		6/6/2022
Net fair value adjustment	(932,313)	(1,064,643)

Total secured debt	$314,451,560	$330,043,207

(1)	These loans were refinanced in January 2012 through the Second Restated KeyBank Credit Facility.
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
(4)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at June 30, 2012 was 5.22%.

(5)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV).

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)

This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of June 30, 2012 was approximately $9.3 million. Such amounts are only available to satisfy the obligations of this loan.

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

(12)

This credit facility is collateralized by 24 properties (Phoenix I, Gulf Breeze II, Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, El Paso I, Hampton, SF Bay Area – Gilroy, Toms River, the Homeland Portfolio, Crescent Springs, Florence, Walton and a parcel of unimproved land). For additional discussion related to this credit facility see “Second Restated KeyBank Credit Facility” below.

(13)	This loan is collateralized by the same properties as the Second Restated KeyBank Credit Facility. This loan has a variable interest rate, which as of June 30, 2012 was 6.67%.
(14)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of June 30, 2012).

(15)	The net book value of the Chantilly property as of June 30, 2012 was approximately $6.4 million. Such amounts are only available to satisfy the obligations of this loan.

As of June 30, 2012 and December 31, 2011, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $491 million and $489 million, respectively.

Citi Loan

On January 28, 2011, we encumbered 11 of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi Loan in limited circumstances set forth in the loan documents. The Citi Loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of June 30, 2012 was approximately $50 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

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

Chantilly Loan

In connection with the acquisition of the Chantilly property on May 24, 2012, we entered into a loan agreement in the principal amount of approximately $3.5 million. The loan matures on June 6, 2022 and bears a fixed interest rate of 4.75% per annum on a 30-year amortization schedule. This loan contains a number of customary terms and covenants.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Second Restated KeyBank Credit Facility

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, GA and two properties in Jacksonville, FL), our Operating Partnership and various property owning SPEs entered into a secured credit facility (the “Second Restated KeyBank Credit Facility”) with KeyBank with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties. At any time prior to June 15, 2013, our Operating Partnership may request funding up to an additional $68 million (for a total loan amount of up to $150 million). Any such additional funding will be subject to the sole discretion of KeyBank and any other lender who may ultimately participate in the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility has a term of three years, maturing on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

We were required to purchase an interest rate swap with a notional amount of $45 million, which requires us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Credit Facility, our Operating Partnership has the option of selecting one of three variable interest rates which have applicable spreads. Our Operating Partnership has elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 4.75% as of June 30, 2012. Our Operating Partnership may change this election from time to time for the non-hedged portion of the debt, as provided in the agreement.

The Second Restated KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio, the Las Vegas III, Las Vegas VI, Los Angeles – La Cienega, Hampton, SF Bay Area – Gilroy Phoenix I, Gulf Breeze II, El Paso I, Toms River, Crescent Springs, Florence and Walton properties and a parcel of unimproved land in Ladera Ranch, California, and is cross-defaulted to other recourse debt of $25 million or greater in the aggregate (it was originally cross-defaulted to the KeyBank Bridge Loan, defined below, which subsequent to June 30, 2012 has been repaid in full) or non-recourse debt of $75 million or greater in the aggregate. Our Operating Partnership may prepay the Second Restated KeyBank Credit Facility, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility provides that if KeyBank is unable to syndicate the loan to other lenders such that its aggregate lending commitment is not reduced from $82 million to $36 million by March 31, 2012, then, on or before June 30, 2012, our Operating Partnership shall use its best efforts to refinance all or a portion of the mortgaged properties, other than those in the Homeland Portfolio, and use the net refinance proceeds to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million. Upon repayment of the KeyBank Bridge Loan (defined below), if KeyBank is unable to syndicate the loan and the remaining amount otherwise outstanding has not been reduced to $45 million, our Operating Partnership shall pay monthly the greater of $5 million or 100% of the net offering proceeds from our Offering to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million; provided that, in any event, the Second Restated KeyBank Credit Facility must be repaid such that the principal balance is no greater than $45 million by December 31,2012. If KeyBank determines that successful syndication cannot be achieved such that its aggregate lending commitment is reduced to $36 million, KeyBank reserves the right, after consultation with us, to change the terms of the Second Restated KeyBank Credit Facility, if KeyBank reasonably and in good faith determines that such changes are advisable in order to ensure successful syndication. KeyBank has been unable to successfully syndicate the loan. We are, however, currently in the process of negotiating with KeyBank an amendment to the Second Restated KeyBank Credit Facility (the “Proposed Amendment”). It is anticipated that the Proposed Amendment will, among other things: (1) eliminate our right to request additional borrowings under the Second Restated KeyBank Credit Facility; (2) obligate us to use commercially reasonable efforts to refinance, on a long-term basis, all or a portion of the non-Homeland Portfolio within 90 days of the Proposed Amendment (the “Proposed Refinancing”) and apply the proceeds thereof, along with additional cash, if necessary, to reduce the outstanding principal from $82 million to $55 million; we intend to use KeyBank as our lender for the Proposed Refinancing; (3) obligate us, beginning the month after the Proposed Refinancing closes, to make monthly payments in an amount equal to $1,666,667 until the outstanding principal balance of the Second Restated KeyBank Credit Facility is reduced to $45 million; (4) obligate us, if the Proposed Refinancing does not occur within 90 days of the Proposed Amendment to make monthly payments equal to the greater of (a) $5 million or (b) 100% of the net equity proceeds from our Offering received during such month, until such payments reduce the outstanding principal balance of the Second Restated KeyBank Credit Facility to $45 million; and (5) eliminate Keybank’s right, upon determination that a successful syndication cannot be achieved, to change the terms of the Second Restated KeyBank Credit Facility. Such rights, however, would be reinstated if we fail to close the Proposed Refinancing within 90 days of the Proposed Amendment. We anticipate that the Proposed Amendment will be finalized by end of the third quarter, although there can be no assurance that this will occur.

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

June 30, 2012

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

The KeyBank Bridge Loan matures on August 31, 2012 and requires monthly principal and interest payments, with the monthly principal portion of the payment increasing from $3 million in January, February and March 2012 to $4 million in April, May and June 2012 and $5 million July 2012. Under the terms of the KeyBank Bridge Loan, our Operating Partnership has the option of selecting one of three variable interest rates, which have applicable spreads. Our Operating Partnership elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 6.67% as of June 30, 2012. Our Operating Partnership may change this election from time to time, as provided in the agreement.

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

The KeyBank Bridge Loan was paid off in full in August 2012.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2012:

2012 (1)	$45,626,812
2013	12,621,142
2014	63,984,715
2015	29,430,274
2016	45,472,728
2017 and thereafter	118,248,202

Total payments	315,383,873
Unamortized fair value adjustment	(932,313)

Total	$314,451,560

(1)	Included in the 2012 principal payment requirements above is the $7 million which was outstanding on the KeyBank Bridge Loan. Such amount was paid in full subsequent to June 30, 2012.

As discussed above, we are currently in the process of negotiating with KeyBank an amendment to the Second Restated KeyBank Credit Facility (the “Proposed Amendment”). If the Proposed Amendment is not executed as outlined above, then in accordance with the terms of the Second Restated KeyBank Credit Facility, we will be required to reduce the outstanding balance from $82 million to $45 million (a reduction of $37 million, which amount is included in the 2012 principal payment requirements above), by December 31, 2012. We would intend to accomplish this by refinancing the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable rates, the proceeds from which, along with proceeds from our Offering, would be used to reduce the outstanding balance to $45 million. We anticipate that the Proposed Amendment will be finalized by the end of the third quarter, although there can be no assurance that this will occur.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2012 was approximately 5.6%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three and six months ended June 30, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $275,000 will be reclassified as an increase to interest expense.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

As of June 30, 2012, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$533,203	Accounts payable and accrued liabilities	$311,630

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of June 30, 2012 we had not posted any collateral.

As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $567,000. If we had breached any of these provisions at June 30, 2012, we could have been required to settle our obligations under the agreements at their termination value of approximately $567,000.

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

June 30, 2012

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those assets acquired as part of the mergers with REIT I and REIT II; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month. The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the USA Self Storage I, DST acquisition are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three and six months ended June 30, 2012). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended June 30, 2012, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2012

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Expensed
Reimbursement of operating expenses (including organizational costs) (1)	$6,277	$32,672	$21,795	$303,319
Asset management fees	1,129,830	681,581	2,245,957	1,246,927
Property management fees (2)	869,237	630,069	1,722,059	1,137,614
Acquisition expenses	236,119	1,110,722	263,150	2,343,881
Additional Paid-in Capital
Selling commissions	4,646,244	1,526,887	5,533,349	3,081,698
Dealer Manager fee	1,991,247	654,381	2,371,435	1,320,728
Reimbursement of offering costs	122,266	144,370	249,922	264,127

Total	$9,001,220	$4,780,682	$12,407,667	$9,698,294

(1)

For the three months ended June 30, 2012 and 2011, the Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $274,000 and $247,000, respectively. For the six months ended June 30, 2012 and 2011, the Advisor permanently waived $532,000 and $247,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to the Advisor.

(2)

For the three months ended June 30, 2012 and 2011, property management fees include $25,000 and $15,000, respectively, of fees paid to the sub-property manager of our Canadian properties, and for the six months ended June 30, 2012 and 2011, property management fees include $50,000 and $33,000, respectively, of such fees.

As of June 30, 2012 and December 31, 2011, we had amounts due to affiliates totaling $1,146,342 and $2,065,615, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our president, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three and six months ended June 30, 2012, we earned approximately $0.3 million and $0.6 million in fees, respectively, in connection with this tenant reinsurance program and for the three and six months ended June 30, 2011, we did not earn any fees in connection with this tenant reinsurance program, as such program was not in place.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2012 we have sold approximately 2.4 million shares through our distribution reinvestment plan.

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

June 30, 2012

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

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 23 years as of June 30, 2012 and recorded rent expense of approximately $33,000 and $66,000, respectively, for the three and six months ended June 30, 2012. The lease has minimum lease payments of approximately $66,000, $132,000, $133,000, $139,000 and $139,000 for the years ending 2012, 2013, 2014, 2015 and 2016, respectively.

Note 9. Declaration of Distributions

On June 11, 2012, our board of directors declared a distribution rate for the third quarter of 2012 of $0.001912569 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on July 1, 2012 and continuing on each day thereafter through and including September 30, 2012.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Total revenues	$11,371,860	$13,930,807	$14,288,798	$15,351,917	$15,705,274
Total operating expenses	$13,895,617	$15,657,652	$16,397,585	$15,455,345	$16,136,742
Net loss	$(5,399,076)	$(5,292,070)	$(5,801,272)	$(5,451,145)	$(5,091,133)
Net loss attributable to the Company	$(5,248,767)	$(5,146,419)	$(5,746,180)	$(5,432,094)	$(5,087,074)
Net loss per share-basic and diluted	$(0.17)	$(0.16)	$(0.17)	$(0.15)	$(0.12)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 11. Potential Acquisitions

We have entered into two separate purchase and sale agreements for 17 additional self storage facilities. We expect to close such acquisitions before the end of the fourth quarter of 2012:

Property	Date of Purchase and Sale Agreement	Acquisition Price	Year Built/Converted	Approx. Units	Approx Sq. Ft. (net)
Peoria – AZ	4/5/2012	$4,250,000	1997	500	57,900
Savannah I – GA(1)	6/19/2012	$2,800,000	2002	590	68,700
Savannah II – GA(1)	6/19/2012	$2,500,000	2001	450	67,100
Columbia – SC(1)	6/19/2012	$2,100,000	2003	490	65,400
Lexington I – SC(1)	6/19/2012	$2,100,000	2010	250	35,400
Stuart I – FL(1)	6/19/2012	$2,850,000	2004	370	51,500
Lexington II – SC(1)	6/19/2012	$3,950,000	1998/2003	580	86,500
Stuart II – FL(1)	6/19/2012	$3,700,000	2008	380	54,700
Bluffton – SC(1)	6/19/2012	$5,000,000	2008	660	78,900
Wilmington Island – GA(1)	6/19/2012	$8,100,000	1999	570	69,400
Myrtle Beach – SC(1)	6/19/2012	$3,300,000	2002	480	73,300
Mt. Pleasant I – SC(1)	6/19/2012	$3,000,000	1989	390	41,000
Charleston I – SC(1)	6/19/2012	$3,000,000	1975/1988/2001	390	46,700
Charleston II – SC(1)	6/19/2012	$3,300,000	1992	430	46,400
Mt. Pleasant II – SC(1)	6/19/2012	$6,700,000	1995	590	63,600
Charleston III – SC(1)	6/19/2012	$6,725,000	1986/1996	570	66,300
Mt. Pleasant III – SC(1)	6/19/2012	$16,000,000	1997/2007	1,370	195,100

Total		$79,375,000		9,060	1,167,900

(1)

These 16 self storage facilities located in Georgia, Florida and South Carolina are known as the “Stockade Portfolio”. The purchase price for the Stockade Portfolio is $75.1 million, plus closing costs and acquisition fees. On August 6, 2012 the purchase price for the Stockade Portfolio was amended from $76.4 million to $75.1 million. We expect this acquisition to close in three phases. The first phase is expected to close in the third quarter of 2012 and includes the first eight properties in the table above, while the second and third phases are expected to close in the fourth quarter of 2012 and include the remaining eight properties.

There can be no assurance that we will complete such acquisitions. In some circumstances, if we fail to complete such acquisitions, we may forfeit earnest money as a result.

Note 12. Subsequent Events

Offering Status

As of August 7, 2012, in connection with our Initial Offering and Offering we have issued approximately 39.6 million shares of our common stock for gross proceeds of approximately $394 million.

Acquisitions

Madison County Self Storage, DST

Subsequent to June 30, 2012, we purchased beneficial interests (the “Interests”) in Madison County Self Storage, DST (the “DST”), a Delaware Statutory Trust sponsored by our Sponsor, from seven third-party sellers pursuant to separate purchase agreements with each seller. The Interests represent approximately 32% ownership in the DST. None of the purchases were contingent upon any of the others. The agreed upon purchase price of the properties relating to the Interests acquired was approximately $3.5 million ($10.7 million total purchase price multiplied by 32%), consisting of $1.4 million in cash and the ratable portion of an approximately $6.5 million bank loan held by the DST (the “Madison Loan”).

We paid our Advisor approximately $0.1 in acquisition fees in connection with this acquisition.

The DST owns two self storage facilities located in Mississippi with an aggregate of approximately 890 units and 149,300 rentable square feet.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

The DST leases its properties to a master tenant (the “Tenant”) on a triple-net basis pursuant to a master lease (the “Lease”) that has a term of ten years and expires on September 19, 2017, subject to four successive five year renewals. The Tenant is owned by an affiliate of the Sponsor. Under the Lease, the Tenant pays a stated monthly rent equivalent to the monthly debt service payment under the Madison Loan, which is paid directly to the lender on behalf of the DST, a monthly stated rent as defined, and may pay certain annual bonus rent per the terms of the Lease, both of which stated rent and bonus rent are remitted to the DST. As an Interest holder, we are entitled to our pro rata share of the total rent less the debt service. We have initiated the process to seek lender approval to acquire all the other remaining interests in the DST.

The properties owned by the DST are subject to the Madison Loan, which had an aggregate principal balance of approximately $6.5 million as of the acquisition dates of the Interests. The loan bears a fixed interest rate of 6.33%, had an original term of ten years and matures on October 1, 2017. The loan requires monthly interest-only payments until November 2012. The loan is secured only by the two properties owned by the DST that obtained such loan.

KeyBank Bridge Loan

Subsequent to June 30, 2012 the KeyBank Bridge Loan was repaid in full.

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

Effective June 1, 2012, the offering price of our shares of common stock increased from $10.00 per share to $10.79 per share. This increase was primarily based on the April 2, 2012 estimated per share value of our common stock of $10.79 which was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

As of June 30, 2012, we wholly-owned 92 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 61,010 units and approximately 7.5 million rentable square feet. We also had interests in eight additional self storage facilities through preferred equity and/or minority interests. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of June 30, 2011, we owned 72 self storage facilities located in 17 states and Canada, comprising approximately 47,040 units and approximately 5.9 million rentable square feet.

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

As of June 30, 2012, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate Controlled %(2)	Revenue %(3)
Alabama(4)	2	1,075	144,500		1.9%	70.4%	49.1%	1.2%
Arizona	4	1,970	242,850		3.2%	79.6%	21.8%	2.4%
California(4)	8	6,480	831,700		11.0%	89.0%	19.3%	17.2%
Florida	8	7,070	756,350		10.0%	82.2%	60.9%	11.4%
Georgia	19	11,530	1,481,200		19.6%	65.7%	58.0%	13.4%
Illinois	4	2,475	370,400	(5)	5.0%	74.2%	7.0%	4.7%
Kentucky	5	2,800	401,000		5.3%	85.2%	2.0%	4.9%
Mississippi	1	600	66,600		0.9%	63.0%	12.2%	0.5%
Nevada	8	4,710	563,700		7.5%	78.5%	70.0%	6.7%
New Jersey	5	4,190	395,100		5.2%	81.7%	59.7%	10.0%
New York	1	690	82,800		1.1%	88.3%	20.2%	1.2%
North Carolina	3	1,580	178,900		2.4%	84.0%	20.7%	2.0%
Ontario, Canada (6)	3	2,790	319,800		4.2%	80.4%	100.0%	2.6%
Pennsylvania	4	2,220	269,900		3.6%	69.4%	17.1%	3.3%
South Carolina	1	460	65,200		0.9%	96.6%	66.0%	1.0%
Tennessee	1	800	100,400		1.3%	90.0%	0.0%	1.0%
Texas(4)	10	6,250	933,300		12.4%	86.9%	19.2%	11.0%
Virginia	5	3,320	341,500		4.5%	79.2%	45.2%	5.5%

Total	92	61,010	7,545,200		100%	78.9%	39.0%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of June 30, 2012.
(2)	Represents the percentage of rentable square feet in climate controlled units as of June 30, 2012 for each state.
(3)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month ended June 30, 2012.

(4)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Mississauga and the Brampton properties are currently partially or fully under construction, thus the related occupancy statistics exclude these properties.

The map below shows the geographic location of our self storage portfolio as of June 30, 2012.

As of June 30, 2012, we owned the following preferred equity and/or minority interests:

Property	% Owned	Acquisition Date (1)	Year Built	Approx. Units	Approx. Sq. Ft. (net)	%Physical Occupancy (2)	% Climate Controlled (3)
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010	1909/ 2000	1,100	77,900	74.4%	0.0%
Hawthorne Property (4) – CA	12.0%	9/24/2009	1943- 1966	n/a	356,000	100.0%	n/a
Southwest Colonial, DST – TX	0.28%	9/24/2009	1981- 2007	2,850	369,600	86.6%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009	1997- 2005	1,600	152,900	84.9%	100.0%

Total				5,550	956,400	84.5%	18.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of June 30, 2012.
(3)	Represents the percentage of rentable square feet in climate controlled units as of June 30, 2012.
(4)

Not a self storage facility. We have a 12% direct investment in Westport LAX LLC, the entity owning this property, and an indirect interest in Westport LAX LLC through a preferred equity investment in Hawthorne LLC, which has a direct investment in Westport LAX LLC.

The weighted average capitalization rate at acquisition for the 92 self storage facilities we owned as of June 30, 2012 was approximately 7.34% (7.71% for the 72 properties we acquired that were stabilized upon acquisition and 4.53% for the 18 that were lease-up properties at acquisition, and we had two properties that were under development as of their acquisition date). Upon stabilization of the lease-up properties, we expect the weighted average capitalization rate to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Results of Operations

Overview

As of June 30, 2012, we wholly-owned 92 self storage facilities located in 17 states and Canada, comprising approximately 61,010 units and approximately 7.5 million rentable square feet. As of June 30, 2011, we wholly-owned 72 self storage facilities, located in 17 states and Canada, comprising approximately 47,040 units and approximately 5.9 million rentable square feet.

The comparability of our results of operations is significantly affected by acquisition activity during 2011 and 2012 as listed below:

•	In the six months ended June 30, 2011, we acquired 27 self storage facilities for consideration of approximately $114 million.

•	The three and six months ended June 30, 2012 includes activity related to 19 facilities that were acquired between July 1, 2011 and December 31, 2011 for consideration of approximately $131 million.

•	The three months ended June 30, 2012 includes activity related to one facility acquired on May 24, 2012 for consideration of approximately $7.3 million.

Furthermore, on December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with initial occupancy of 46%) for $80 million. Within the next 12 to 24 months, we believe the Homeland Portfolio will provide accretive operating income and cash flows. However, we expect the Homeland Portfolio to continue to negatively impact our results of operations as it did in the three and six months ended June 30, 2012, albeit to a lesser extent, for at least the next several fiscal quarters for several reasons. First, the Homeland Portfolio is a lease-up portfolio and while occupancy is increasing (61% as of June 30, 2012), these properties are currently operating at a loss, after considering interest expense and deferred financing amortization expense (discussed below). Second, we are offering concessions to increase occupancy. However, as the occupancy begins to stabilize, such concessions will decrease and rental revenues should be positively impacted. Third, we incurred additional debt by entering into the Second Amended and Restated KeyBank Credit Facility and the KeyBank Bridge Loan to acquire the Homeland Portfolio. See “Note 5 – Secured Debt”. This additional debt resulted in the recognition of approximately $1.3 million and $2.8 million, respectively, of interest expense and approximately $0.8 million and $1.6 million, respectively, of deferred financing amortization expense (a non-cash expense) for the three and six months ended June 30, 2012, which negatively impacted our operating results. Furthermore, for the three and six months ended June 30, 2012, included in interest expense was $0.3 million and $0.7 million, respectively, and included in deferred financing amortization expense was $0.4 million and $0.7 million, respectively, of amounts related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012 and as such, these amounts will not impact future results past such date. If leasing trends continue, the Homeland Portfolio should begin to contribute positively to our operating results in 2013. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Due to the items noted above, we believe there is little basis for comparison between the three and six months ended June 30, 2012 and 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

	Same-Store Facilities			Non Same-Store Facilities			Total
	2012	2011	%	2012	2011	%	2012	2011	%
Revenue (1)	$11,479,352	$10,980,835	4.5%	$4,225,922	$391,025	981%	$15,705,274	$11,371,860	38%
Property operating expenses (2)	5,095,766	4,940,390	3.1%	2,351,001	196,948	1094%	7,446,767	5,137,338	45%

Operating income	$6,383,586	$6,040,445	5.7%	$1,874,921	$194,077	866%	$8,258,507	$6,234,522	33%

Number of facilities (3)	61	61		32	12		93	73
Rentable square feet	5,049,200	5,049,200		2,573,900	921,900		7,623,100	5,971,100
Average physical occupancy (4)	84%	81%		61%	—		76%	81%
Rent per occupied square foot (5)	$0.83	$0.84		$0.81	—		$0.83	$0.84

(1)	Revenue includes rental income, ancillary income, administrative and late fees.
(2)	Property operating expenses excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.

(3)

For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities. Excluded from same-store facilities is our Mississauga property as it was under development as of June 30, 2011.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

(5)

Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.

Self Storage Rental Income

Rental income for the three months ended June 30, 2012, was approximately $15.2 million, as compared to rental income for the three months ended June 30, 2011 of approximately $11.1 million, an increase of approximately $4.1 million. The majority of the increase in rental income (approximately $3.8 million) arises from the increase in the number of facilities owned and an increase of approximately $0.3 million related to increased rental income from same-store sales. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2012 were approximately $8.6 million, as compared to property operating expenses for the three months ended June 30, 2011 of approximately $5.8 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The majority of the increase in property operating expenses (approximately $2.6 million) arises from the increase in the number of self storage facilities we owned. Property operating expenses as a percentage of revenues increased for the three months ended June 30, 2012 compared to the same period in 2011, as the three months ended June 30, 2012 includes the Homeland Portfolio lease-up properties (discussed above ) and the Mississauga lease-up property. Such lease-up properties’ operating expenses are significantly higher as a percentage of revenues than our stabilized properties. We expect that as these properties achieve stabilization their property operating expenses as a percentage of revenues will decrease. Additionally, in the three months ended June 30, 2012, our marketing costs increased by approximately $0.2 million due to increased radio and cinema advertising in the Atlanta and Las Vegas markets. For the three months ended June 30, 2012 and 2011, approximately $2.0 million and $1.3 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were approximately $0.6 million, compared to approximately $0.5 million for the three months ended June 30, 2011. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2012 were approximately $6.3 million, compared to approximately $5.7 million for the three months ended June 30, 2011. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expenses is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that were fully amortized during the three months ended June 30, 2012. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended June 30, 2012 were approximately $0.6 million, compared to approximately $1.9 million for the three months ended June 30, 2011. The decrease between 2011 and 2012 is primarily due to our making one acquisition during the three months ended June 30, 2012 compared to us making 11 acquisitions during the three months ended June 30, 2011. In addition to our one acquisition during the second quarter of 2012, we also incurred costs related to certain potential acquisitions. We expect that such costs will fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2012 was approximately $4.4 million, compared to approximately $2.7 million for the three months ended June 30, 2011. The increase primarily relates to interest incurred on the Second Restated KeyBank Credit Facility (approximately $1.0 million), the KeyBank Bridge Loan (approximately $0.3 million), the ING Loan and other new debt incurred. We expect interest expense to increase in future periods as we acquire additional operating facilities through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended June 30, 2012 was approximately $1.0 million compared to approximately $0.1 million for the three months ended June 30, 2011. The increase primarily relates to the amortization of deferred financing fees incurred on the Second Restated KeyBank Credit Facility (approximately $0.4 million), the KeyBank Bridge Loan (approximately $0.4 million), the ING Loan and other new debt incurred.

Gain on Sale of Investment in Unconsolidated Joint Venture

Gain on sale of investment in unconsolidated joint venture for the three months ended June 30, 2012 was approximately $0.8 million compared to none for the three months ended June 30, 2011. The increase relates to the sale of our interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

	Same-Store Facilities			Non Same-Store Facilities			Total
	2012	2011	%	2012	2011	%	2012	2011	%
Revenue (1)	$18,773,784	$18,035,530	4.1%	$12,283,407	$3,140,943	291%	$31,057,191	$21,176,473	47%
Property operating expenses (2)	8,253,191	8,227,584	0.3%	6,267,064	1,447,114	333%	14,520,255	9,674,698	50%

Operating income	$10,520,593	$9,807,946	7.3%	$6,016,343	$1,693,829	255%	$16,536,936	$11,501,775	44%

Number of facilities (3)	46	46		47	27		93	73
Rentable square feet	4,027,400	4,027,400		3,595,700	1,943,700		7,623,100	5,971,100
Average physical occupancy (4)	81%	78%		68%	87%		75%	80%
Rent per occupied square foot (5)	$0.89	$0.90		$0.78	$0.68		$0.84	$0.85

(1)	Revenue includes rental income, ancillary income, administrative and late fees.
(2)	Property operating expenses excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(3)

For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities. Excluded from same-store facilities is our Mississauga property as it was under development as of June 30, 2011.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

(5)

Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. Rental revenue includes rental income, but excludes ancillary income, administrative and late fees.

Self Storage Rental Income

Rental income for the six months ended June 30, 2012, was approximately $30.0 million, as compared to rental income for the six months ended June 30, 2011 of approximately $20.7 million, an increase of approximately $9.3 million. The majority of the increase in rental income (approximately $8.5 million) arises from the increase in number of facilities owned and an increase of approximately $0.7 million related to increased rental income from same-store sales. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2012 were approximately $16.8 million, as compared to property operating expenses for the six months ended June 30, 2011 of approximately $10.9 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The majority of the increase in property operating expenses (approximately $5.9 million) arises from the increase in the number of self storage facilities we owned. Property operating expenses as a percentage of revenues increased for the six months ended June 30, 2012 compared to the same period in 2011, as the six months ended June 30, 2012 includes the Homeland Portfolio lease-up properties (discussed above) and the Mississauga lease-up property. Such lease-up properties’ operating expenses are significantly higher as a percentage of revenues than our stabilized properties. We expect that as these properties achieve stabilization their property operating expenses as a percentage of revenues will decrease. Additionally, in the six months ended June 30, 2012, our marketing costs increased by approximately $0.2 million due to increased radio and cinema advertising in the Atlanta and Las Vegas markets. For the six months ended June 30, 2012 and 2011, approximately $4.0 million and $2.4 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 were approximately $1.2 million, compared to approximately $1.4 million for the six months ended June 30, 2011. Such expenses consist primarily of legal expenses, accounting fees, directors’ and officers’ insurance expense and board of directors’ related costs. The decrease is primarily due to our Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the advisory agreement; such waived amounts totaled approximately $532,000 and $247,000, respectively, for the six months ended June 30, 2012 and 2011. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2012 were approximately $12.9 million, compared to approximately $10.6 million for the six months ended June 30, 2011. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the six months ended June 30, 2012 were approximately $0.7 million, compared to approximately $3.7 million for the six months ended June 30, 2011. The decrease between 2011 and 2012 is due to us making one acquisition during the six months ended June 30, 2012 compared to us making 27 acquisitions during the six months ended June 30, 2011. In addition to our one acquisition during 2012, we also incurred costs related to certain potential acquisitions. We expect that such costs will fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2012 was approximately $9.1 million, compared to approximately $5.1 million for the six months ended June 30, 2011. The increase primarily relates to interest incurred on the Second Restated KeyBank Credit Facility (approximately $2.1 million), the KeyBank Bridge Loan (approximately $0.7 million), the ING Loan and other new debt incurred. We expect interest expense to increase in future periods as we acquire additional operating facilities through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the six months ended June 30, 2012 was approximately $2.0 million compared to approximately $0.5 million for the six months ended June 30, 2011. The increase primarily relates to the amortization of deferred financing fees incurred on the Second Restated KeyBank Credit Facility (approximately $0.9 million), the KeyBank Bridge Loan (approximately $0.7 million), the ING Loan and other new debt incurred.

Gain on Sale of Investment in Unconsolidated Joint Venture

Gain on sale of investment in unconsolidated joint venture for the six months ended June 30, 2012 was approximately $0.8 million compared to none for the six months ended June 30, 2011. The increase relates to the sale of our interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland.

Non-GAAP Financial Measures

Funds From Operations and Modified Funds from Operations

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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for each of the periods presented below:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net loss attributable to Strategic Storage Trust, Inc.	$(5,087,074)	$(5,248,767)	$(10,519,168)	$(10,464,830)
Add:
Depreciation	3,323,362	2,166,520	6,613,635	4,024,344
Amortization of intangible assets	2,859,462	3,477,317	6,087,914	6,528,242
Deduct:
Gain on sale of investment in unconsolidated joint venture	(815,000)	—	(815,000)	—
Adjustment for noncontrolling interests(2)	(82,178)	(215,285)	(174,923)	(407,440)

FFO	198,572	179,785	1,192,458	(319,684)
Other Adjustments:
Acquisition expenses(3)	649,569	1,865,452	741,926	3,673,926
Amortization of fair value adjustments of secured debt(4)	52,990	84,769	157,330	179,259
Realized and unrealized (gains) losses on foreign exchange holdings(5)	97,325	15,663	45,368	(35,359)
Debt defeasance costs (6)	—	—	—	49,750
Adjustment for noncontrolling interests(2)	(16,635)	(36,855)	(36,790)	(51,209)

MFFO(1)	$981,821	$2,108,814	$2,100,292	$3,496,683

As discussed in Results of Operations, our net loss and MFFO for the three and six months ended June 30, 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition in Results of Operations.

(1)	Changes in MFFO between the three months ended June 30, 2012 and 2011 include the following:

•

Total revenues less all property operating expenses were approximately $7.1 million for the three months ended June 30, 2012 compared to approximately $5.5 million for the three months ended June 30, 2011, thereby increasing MFFO by approximately $1.6 million. Such increase was primarily due to the acquisition of 30 properties in the second, third and fourth quarters of 2011 along with an increase in same store operating income of approximately $0.3 million. This was partially offset by increased marketing costs of approximately $0.2 million due to radio and cinema advertising in the Atlanta and Las Vegas markets.

•

A decrease in MFFO of approximately $1.7 million due to increased interest expense, primarily related to interest incurred on the Second Restated KeyBank Credit Facility (approximately $1.0 million), the KeyBank Bridge Loan (approximately $0.3 million), the ING Loan and other new debt incurred. The KeyBank Bridge Loan was repaid in full subsequent to June 30, 2012.

•

A decrease in MFFO of approximately $0.9 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.4 million related to the KeyBank Bridge Loan, which was repaid in full subsequent to June 30, 2012.

Changes in MFFO between the six months ended June 30, 2012 and 2011 include the following:

•

Total revenues less all property operating expenses were approximately $14.3 million for the six months ended June 30, 2012 compared to approximately $10.3 million for the six months ended June 30, 2011, thereby increasing MFFO by approximately $4.0 million. Such increase was primarily due to the acquisition of 46 properties during 2011 along with an increase in same store operating income of approximately $0.7 million. This was partially offset by increased marketing costs of approximately $0.2 million due to radio and cinema advertising in the Atlanta and Las Vegas markets.

•

A decrease in MFFO of approximately $3.9 million due to increased interest expense, primarily related to interest incurred on the Second Restated KeyBank Credit Facility (approximately $2.1 million), the KeyBank Bridge Loan (approximately $0.7 million), the ING Loan and other new debt incurred. The KeyBank Bridge Loan was repaid in full subsequent to June 30, 2012.

•

A decrease in MFFO of approximately $1.5 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.7 million related to the KeyBank Bridge Loan, which was repaid in full subsequent to June 30, 2012.

(2)

Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated joint venture’s real estate depreciation and amortization of intangible assets was $56,300 and $112,300 for the three and six months ended June 30, 2012, respectively, and $178,500 and $356,100 for the three and six months ended June 30, 2011, respectively.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Amortization of deferred financing costs of approximately $1.0 million and $0.1 million was recognized as interest expense for the three months ended June 30, 2012 and 2011, respectively and $2.0 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011	Change
Net cash flow provided by (used in):
Operating activities	$3,962,124	$221,693	$3,740,431
Investing activities	(10,126,471)	(81,450,506)	71,324,035
Financing activities	44,406,190	89,428,921	(45,022,731)

Cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 were approximately $4.0 million and $0.2 million, respectively, an increase in cash provided by operations of approximately $3.7 million. The increase in cash provided is primarily the result of a favorable improvement of $3.2 million in our net loss, as adjusted for the gain on sale of an investment in an unconsolidated joint venture, depreciation and amortization, of which amount approximately $2.9 million relates to reduced acquisition expenses in the current year.

Cash flows used in investing activities for the six months ended June 30, 2012 and 2011 were approximately $10.1 million and $81.5 million, respectively, a reduction in the use of cash of approximately $71.3 million. The reduction compared to the prior period primarily relates to the decreased amount spent on acquisitions in the current period as compared with the same period of the prior year.

Cash flows provided by financing activities for the six months ended June 30, 2012 and 2011 were approximately $44.4 million and $89.4 million, respectively, a reduction of approximately $45.0 million. The reduction in cash provided by financing activities over the prior period primarily relates to a decrease in proceeds from the issuance of new debt, partially offset by an increase in proceeds from the issuance of common stock.

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

KeyBank Bridge Loan

Subsequent to June 30, 2012 the KeyBank Bridge Loan was repaid in full.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions for the last four fiscal quarters and the sources of such distributions:

	Three Months Ended
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
Distributions paid in cash	$3,732,060		$3,499,185		$3,398,255		$3,205,887
Distributions reinvested	2,844,663		2,635,829		2,547,413		2,360,957

Total distributions	$6,576,723		$6,135,014		$5,945,668		$5,566,844

Source of distributions
Cash flows provided by operations	$1,986,155	30.2%	$1,975,969	32.2%	$1,701,147	28.6%	$956,967	17.2%
Proceeds from issuance of common stock (including distributions reinvested)	4,590,568	69.8%	4,159,045	67.8%	4,244,521	71.4%	4,609,877	82.8%

Total sources	$6,576,723	100.0%	$6,135,014	100.0%	$5,945,668	100.0%	$5,566,844	100.0%

Cash flows provided by operations for the three months ended June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, include approximately $0.7 million, $0.1 million, $2.4 million, and $1.6 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through June 30, 2012, we paid cumulative distributions of approximately $55.7 million, as compared to cumulative FFO of approximately $(2.6) million. For the year ended December 31, 2011, we incurred distributions of approximately $21.9 million, as compared to FFO of approximately $1.1 million. For the six months ended June 30, 2012, we incurred distributions of approximately $13.1 million, as compared to FFO of approximately $1.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2012, we had approximately $315.4 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $0.9 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of June 30, 2012 was approximately 5.6%. Future acquisitions may be partially funded by the assumption of existing loans. Additionally, certain future acquisitions may be partially funded by proceeds from the issuance of new promissory notes. Thus, if such acquisitions are completed, we expect our indebtedness to increase.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2012:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1)	$87,934,316	$8,547,736	$28,524,248	$19,219,022	$31,643,310
Mortgage principal (1)(2)	315,383,873	45,626,812	76,605,857	74,903,002	118,248,202
Operating leases	3,302,406	66,150	265,703	277,830	2,692,723

Total contractual obligations	$406,620,595	$54,240,698	$105,395,808	$94,399,854	$152,584,235

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)	Included in the 2012 principal payment requirements above is the $7 million which was outstanding on the KeyBank Bridge Loan. Such amount was paid in full subsequent to June 30, 2012.

As discussed in Note 5, we are currently in the process of negotiating with KeyBank an amendment to the Second Restated KeyBank Credit Facility (the “Proposed Amendment”). If the Proposed Amendment is not executed as outlined in Note 5, then in accordance with the terms of the Second Restated KeyBank Credit Facility, we will be required to reduce the outstanding balance from $82 million to $45 million (a reduction of $37 million, which amount is included accordingly in the table above), by December 31, 2012. We would intend to accomplish this by refinancing the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable rates, the proceeds from which, along with proceeds from our Offering, would be used to reduce the outstanding balance to $45 million. We anticipate that the Proposed Amendment will be finalized by the end of the third quarter, although there can be no assurance that this will occur.

Off-Balance Sheet Arrangements

Except as disclosed in Note 2 of the Notes to the Consolidated Financial Statements accompanying this report, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the Notes to the Consolidated Financial Statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of June 30, 2012, our debt consisted of approximately $215.0 million in fixed rate debt and approximately $100.4 million in variable rate debt (excluding net unamortized debt discounts of approximately $0.9 million). As of December 31, 2011, our debt consisted of approximately $217.4 million in fixed rate debt and approximately $113.7 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate date that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of June 30, 2012:

	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$1,526,283	$6,062,300	$14,253,143	$29,430,274	$45,472,728	$118,248,202	$214,992,930	$219,702,816
Average interest rate	5.63%	5.64%	5.65%	5.70%	5.71%	5.66%	—	—
Variable rate debt (1)(2)	$44,100,529	$6,558,842	$49,731,572	—	—	—	$100,390,943	$100,390,943
Average interest rate	4.89%	4.80%	4.77%	—	—	—	—	—

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)	Included in the 2012 principal payment requirements above is the $7 million which was outstanding on the KeyBank Bridge Loan. Such amount was paid in full subsequent to June 30, 2012.

As discussed in Note 5, we are currently in the process of negotiating with KeyBank an amendment to the Second Restated KeyBank Credit Facility (the “Proposed Amendment”). If the Proposed Amendment is not executed as outlined in Note 5, then in accordance with the terms of the Second Restated KeyBank Credit Facility, we will be required to reduce the outstanding balance from $82 million to $45 million (a reduction of $37 million, which amount is included in the 2012 principal payment requirements above), by December 31, 2012. We would intend to accomplish this by refinancing the portion of the Second Restated KeyBank Credit Facility related to the non-Homeland Portfolio on a long-term basis at favorable rates, the proceeds from which, along with proceeds from our Offering, would be used to reduce the outstanding balance to $45 million. We anticipate that the Proposed Amendment will be finalized by the end of the third quarter, although there can be no assurance that this will occur.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not calculate the net asset value per share for our shares annually; therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during our Offering.

On April 2, 2012, our board of directors approved a net asset valuation of $10.79 per share. We intend to use this net asset valuation as the estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we expect to occur within the next two years. We will disclose this net asset value to stockholders in our filings with the SEC. We may not calculate the net asset value per share for our shares annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during our Offering. See “Investment by Tax-Exempt Entities and ERISA Considerations – Annual Valuation Requirement.”

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2011. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated net asset value per share, an independent third party appraiser valued our properties as of December 31, 2011. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in our Offering are primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

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

Our current share price is primarily based on our net asset value per share, which was based on an estimate of the value of our properties – consisting principally of illiquid commercial real estate – as of December 31, 2011. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned self storage facilities as of December 31, 2011 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated net asset value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for your shares in a market transaction.

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

As of June 30, 2012, we owned several development and lease-up properties, including the Homeland Portfolio properties. Such properties are currently negatively impacting our results of operations and will continue to do so until the occupancy stabilizes. If several of these properties do not perform as expected, our results of operations and our ability to make distributions may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of June 30, 2012, we had issued approximately 39.1 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $389 million. From this amount, we paid approximately $10.6 million in acquisition fees to our Advisor, approximately $36 million in selling commissions and dealer manager fees (of which approximately $28 million was reallowed to third party broker-dealers), and approximately $4.2 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $381 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which was amended effective March 28, 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the six months ended June 30, 2012, we redeemed approximately 659,000 shares of common stock for approximately $6.3 million ($9.58 per share). As of June 30, 2012, we had redemption requests for approximately 363,700 shares of common stock for approximately $3.5 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 80% of the other outstanding redemption requests. Such redemptions totaled approximately 297,500 shares for approximately $2.9 million ($9.62 per share) and were redeemed on July 31, 2012 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2012. As of June 30, 2012, we had approximately 66,200 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the third quarter of 2012. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the six months ended June 30, 2012, we redeemed shares as follows:

For the Quarter Ended (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2012	92,002	$9.65	92,002
June 30, 2012	566,969	$9.57	566,969
Total	658,971	$9.58	658,971

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Company’s Prospectus dated September 22, 2011, Commission File No. 333-168905

10.1	Purchase and Sale Agreement for the Stockade Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 25, 2012, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: August 14, 2012	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer