Form 10-Q
period 2012-09-30
Strategic Storage Trust, Inc.
filed 2012-11-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2012: 44,859,624, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$18,153,110	$13,217,410
Real estate facilities:
Land	160,035,416	149,269,391
Buildings	352,162,850	330,842,349
Site improvements	33,197,296	30,283,836

	545,395,562	510,395,576
Accumulated depreciation	(26,077,138)	(15,971,288)

	519,318,424	494,424,288
Construction in process	5,490,980	1,754,582

Real estate facilities, net ($16,898,031 and $17,070,146 related to VIEs)	524,809,404	496,178,870
Deferred financing costs, net of accumulated amortization	5,302,363	7,449,525
Intangible assets, net of accumulated amortization	9,171,336	15,922,955
Restricted cash	5,776,900	5,234,479
Investments in unconsolidated joint ventures	10,426,258	9,180,538
Other assets	5,966,732	3,250,490

Total assets	$579,606,103	$550,434,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,167,873 and $10,210,249 related to VIEs)	$308,215,873	$330,043,207
Accounts payable and accrued liabilities	12,733,221	7,855,033
Due to affiliates	1,472,198	2,065,615
Distributions payable	2,537,231	2,071,876

Total liabilities	324,958,523	342,035,731
Commitments and contingencies (Note 8)

Redeemable common stock	3,858,860	2,807,837

Stockholders’ equity:
Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 44,455,216 and 35,020,561 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	44,455	35,021
Additional paid-in capital	366,443,360	285,211,557
Distributions	(63,427,180)	(42,602,530)
Accumulated deficit	(58,085,251)	(42,955,433)
Accumulated other comprehensive loss	(519,177)	(829,652)

Total Strategic Storage Trust, Inc. stockholders’ equity	244,456,207	198,858,963

Noncontrolling interests in Operating Partnership	444,867	718,907
Other noncontrolling interests	5,887,646	6,012,829

Total noncontrolling interests	6,332,513	6,731,736

Total stockholders’ equity	250,788,720	205,590,699

Total liabilities and stockholders’ equity	$579,606,103	$550,434,267

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Self storage rental income	$16,519,825	$13,541,019	$46,566,368	$34,273,574
Ancillary operating income	578,348	389,788	1,588,996	833,706

Total revenues	17,098,173	13,930,807	48,155,364	35,107,280

Operating expenses:
Property operating expenses	6,639,055	5,473,623	19,437,251	14,010,707
Property operating expenses – affiliates	2,120,406	1,582,602	6,088,422	3,967,143
General and administrative	588,841	504,339	1,796,843	1,873,453
Depreciation	3,559,128	2,606,478	10,347,161	6,670,201
Intangible amortization expense	2,723,705	3,910,375	8,811,619	10,438,617
Property acquisition expenses – affiliates	770,915	1,132,628	1,034,065	3,476,509
Other property acquisition expenses	598,210	447,607	1,076,986	1,777,652

Total operating expenses	17,000,260	15,657,652	48,592,347	42,214,282

Operating income (loss)	97,913	(1,726,845)	(436,983)	(7,107,002)
Other income (expense):
Interest expense	(4,170,180)	(3,322,089)	(13,240,452)	(8,447,257)
Deferred financing amortization expense	(913,391)	(351,650)	(2,900,719)	(812,674)
Equity in earnings of real estate ventures	206,761	199,841	660,764	646,551
Gain on sale of investment in unconsolidated joint venture	—	—	815,000	—
Other	158,074	(91,327)	(60,711)	(312,583)

Net loss	(4,620,823)	(5,292,070)	(15,163,101)	(16,032,965)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	17,784	3,088	67,480	10,590
Net (income) loss attributable to other noncontrolling interests	(7,611)	142,563	(34,197)	411,126

Net loss attributable to Strategic Storage Trust, Inc.	$(4,610,650)	$(5,146,419)	$(15,129,818)	$(15,611,249)

Net loss per share – basic	$(0.11)	$(0.16)	$(0.38)	$(0.52)
Net loss per share – diluted	$(0.11)	$(0.16)	$(0.38)	$(0.52)

Weighted average shares outstanding – basic	43,774,622	32,447,080	39,690,382	30,156,290
Weighted average shares outstanding – diluted	43,774,622	32,447,080	39,690,382	30,156,290

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(4,620,823)	$(5,292,070)	$(15,163,101)	$(16,032,965)
Other comprehensive income (loss):
Foreign currency translation adjustments	664,135	(989,988)	606,509	(876,103)
Change in fair value of interest rate swap	(74,460)	—	(296,034)	—

Other comprehensive income (loss)	589,675	(989,988)	310,475	(876,103)

Comprehensive loss	(4,031,148)	(6,282,058)	(14,852,626)	(16,909,068)
Comprehensive loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	14,982	3,203	65,468	16,658
Comprehensive (income) loss attributable to other noncontrolling interests	(7,611)	142,563	(34,197)	411,126

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(4,023,777)	$(6,136,292)	$(14,821,355)	$(16,481,284)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership	Total
Balance as of December 31, 2011	35,020,561	$35,021	$285,211,557	$(42,602,530)	$(42,955,433)	$(829,652)	$6,731,736	$205,590,699
Gross proceeds from issuance of common stock	9,488,178	9,488	95,486,916	—	—	—	—	95,496,404
Offering costs	—	—	(10,193,365)	—	—	—	—	(10,193,365)
Changes to redeemable common stock	—	—	(3,552,025)	—	—	—	—	(3,552,025)
Redemptions of common stock	(954,868)	(955)	(9,159,261)	—	—	—	—	(9,160,216)
Issuance of restricted stock	3,125	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(20,824,650)	—	—	—	(20,824,650)
Distributions for noncontrolling interests	—	—	—	—	—	—	(190,537)	(190,537)
Issuance of shares for distribution reinvestment plan	898,220	898	8,852,483	—	—	—	—	8,853,381
Repurchase of limited partnership units in our Operating Partnership	—	—	(221,335)	—	—	—	(175,403)	(396,738)
Stock based compensation expense	—	—	18,390	—	—	—	—	18,390
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(15,129,818)	—	—	(15,129,818)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(33,283)	(33,283)
Foreign currency translation adjustment	—	—	—	—	—	606,509	—	606,509
Change in fair value of interest rate swap	—	—	—	—	—	(296,034)	—	(296,034)

Balance as of September 30, 2012	44,455,216	$44,455	$366,443,360	$(63,427,180)	$(58,085,251)	$(519,177)	$6,332,513	$250,788,720

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(15,163,101)	$(16,032,965)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	22,059,499	17,921,492
Noncash interest expense	136,110	271,268
Expense related to issuance of restricted stock	18,393	20,832
Equity in income of unconsolidated joint ventures	(588,852)	(535,387)
Distributions from unconsolidated joint ventures	612,201	602,863
Gain on sale of investment in unconsolidated joint venture	(815,000)	—
Foreign currency exchange (gain) loss	(119,864)	6,744
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(542,421)	(2,904,119)
Other assets	(526,406)	(1,544,117)
Accounts payable and other accrued liabilities	1,916,597	3,006,906
Due to affiliates	(543,869)	391,619

Net cash flows provided by operating activities	6,443,287	1,205,136

Cash flows from investing activities:
Purchases of real estate	(32,300,000)	(112,505,427)
Additions to real estate facilities	(3,509,437)	(3,278,895)
Development and construction of real estate facilities	(5,813,966)	(1,688,046)
Deposits on acquisitions of real estate facilities	(2,334,059)	330,799
Additional investment in unconsolidated joint ventures	(1,879,069)	—
Proceeds from land disposition	1,978,746	—
Proceeds from sale of investment in unconsolidated joint venture	1,425,000	—

Net cash flows used in investing activities	(42,432,785)	(117,141,569)

Cash flows from financing activities:
Proceeds from issuance of secured debt	12,414,588	94,700,900
Principal payments on secured debt	(2,328,447)	(3,675,629)
Repayment of secured debt	(32,500,000)	(9,939,555)
Deferred financing costs	(746,774)	(2,830,598)
Gross proceeds from issuance of common stock	95,496,404	74,569,241
Repurchase of limited partnership units in our Operating Partnership	(396,738)	—
Offering costs	(10,193,365)	(8,945,665)
Redemptions of common stock	(9,160,216)	(7,335,752)
Distributions paid	(11,503,373)	(8,913,690)
Distributions paid to noncontrolling interests	(193,078)	(273,784)
Escrow receivable	38,444	(135,350)
Due to affiliates	(49,548)	7,999

Net cash flows provided by financing activities	40,877,897	127,228,117

Effect of exchange rate changes on cash	47,301	(154,088)
Increase in cash and cash equivalents	4,935,700	11,137,596
Cash and cash equivalents, beginning of period	13,217,410	6,438,091

Cash and cash equivalents, end of period	$18,153,110	$17,575,687

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$13,305,331	$7,955,402
Interest capitalized	$338,967	$220,351
Distributions payable	$2,537,231	$1,932,123
Issuance of shares pursuant to distribution reinvestment plan	$8,853,381	$6,498,031
Assumption of notes payable issued in connection with purchase of real estate facilities	$—	$42,580,540
Issuance of limited partnership units in connection with the purchase of real estate facilities	$—	$903,928

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of September 30, 2012, we owned 99.62% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.05%) and unaffiliated third parties (0.33%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

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

September 30, 2012

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

As of September 30, 2012, we wholly-owned 100 self storage facilities located in 17 states and Canada, comprising approximately 64,780 units and approximately 8.1 million rentable square feet. As of September 30, 2012, we also had minority interests in ten additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

September 30, 2012

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

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2012 and December 31, 2011, we had entered into contracts/interests that are deemed to be variable interests in VIEs. Those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of September 30, 2012 and December 31, 2011, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of 10 years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of September 30, 2012, the consolidated joint venture had net real estate assets of approximately $16.9 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.2 million of secured debt and approximately $5.9 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

September 30, 2012

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily allocated approximately $2.1 million of purchase price to intangible assets to recognize the value of in-place leases related to our acquisitions in the first nine months of 2012. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition related transaction costs are required to be expensed as incurred. During the three and nine months ended September 30, 2012 we expensed approximately $1.4 million and $2.1 million, respectively, of acquisition related transaction costs and during the three and nine months ended September 30, 2011 we expensed approximately $1.6 million and $5.3 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of September 30, 2012 and December 31, 2011, no impairment losses have been recognized.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Through the mergers with REIT I and REIT II, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one of which became wholly-owned in 2011, as further described in Note 3 and another which was sold in May 2012 as further described below), all of which were deemed to be VIEs. Additionally, during the third quarter of 2012, we purchased beneficial interests in a DST sponsored by our Sponsor (see Note 4). We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Three of those investments are passive or limited partner interests in self storage facilities (such properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about the DSTs significant activities) and are therefore accounted for under the cost or equity method, as appropriate; our aggregate investment therein is approximately $1.8 million. Individually our ownership interest in those investments ranges from approximately 0.28% to 41%; the carrying value of the investments ranged from approximately $27,000 to $1.6 million and our risk of loss is limited to our individual investment therein.

In May 2012, our equity interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland were redeemed for approximately $1.4 million. This resulted in a gain of approximately $0.8 million, which is included in gain on sale of investment in unconsolidated joint venture in our Consolidated Statements of Operations for the nine months ended September 30, 2012.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $7.3 million. The preferred equity interest has a redemption date in November 2013, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.3 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of September 30, 2012, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $27.9 million.

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

September 30, 2012

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2012 and December 31, 2011, accumulated amortization of in-place lease intangibles totaled approximately $33.7 million and $24.9 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2012 and December 31, 2011, accumulated amortization of deferred financing costs totaled approximately $4.4 million and $1.5 million, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2012, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

During the nine months ended September 30, 2012, we redeemed approximately 955,000 shares of common stock for approximately $9.2 million ($9.59 per share). As of September 30, 2012, we had redemption requests for approximately 504,000 shares of common stock for approximately $4.8 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 65% of the other redemption requests. Such redemptions totaled approximately 352,000 shares for approximately $3.4 million ($9.61 per share) and were redeemed on October 31, 2012 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2012. As of September 30, 2012, we had approximately 152,000 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the fourth quarter of 2012. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). During the three and nine months ended September 30, 2012 we recorded a gain of approximately $165,000 and $120,000, respectively, and during the three and nine months ended September 30, 2011 and we recorded a loss of approximately $42,000 and $7,000, respectively.

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

The table below summarizes our fixed rate notes payable at September 30, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2012
	Fair Value	Carrying Value
Fixed Rate Secured Debt(1)	$248,250,754	$240,366,908

(1)	This table reflects both the terms of the First Amendment to Second Restated KeyBank Credit Facility and the closing of the KeyBank CMBS Loan discussed in Notes 5 and 11.

As of September 30, 2012, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2012, we had $607,664 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

September 30, 2012

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and nine months ended September 30, 2012, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive and for the three and nine months ended September 30, 2011, 6,875 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

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

September 30, 2012

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

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the nine months ended September 30, 2012:

Real estate facilities
Balance at December 31, 2011	$510,395,576
Facility acquisitions	30,240,000
Land disposition	(1,675,860)
Impact of foreign exchange rate changes	951,648
Improvements and additions	5,484,198

Balance at September 30, 2012	$545,395,562

Accumulated depreciation
Balance at December 31, 2011	$(15,971,288)
Depreciation expense	(10,105,850)

Balance at September 30, 2012	$(26,077,138)

The following table summarizes the preliminary purchase price allocation for our acquisitions for the nine months ended September 30, 2012:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued(2)	2012 Revenue(3)	2012 Property Operating Income (3)(4)
Chantilly – VA	5/24/2012	$6,400,000	$900,000	$7,300,000	$3,500,000	$322,364	$205,021
Savannah I – GA(5)	8/16/2012	$2,460,000	$140,000	$2,600,000	—	$40,443	$16,862
Savannah II – GA(5)	8/16/2012	$2,190,000	$110,000	$2,300,000	—	$36,492	$11,545
Columbia – SC(5)	8/16/2012	$2,630,000	$70,000	$2,700,000	—	$32,077	$3,844
Lexington I – SC(5)	8/16/2012	$1,810,000	$190,000	$2,000,000	—	$28,869	$7,716
Stuart I – FL(5)	8/16/2012	$2,390,000	$110,000	$2,500,000	—	$35,231	$15,453
Lexington II – SC(5)	8/16/2012	$4,130,000	$170,000	$4,300,000	—	$50,862	$16,244
Stuart II – FL(5)	8/16/2012	$3,000,000	$100,000	$3,100,000	—	$50,578	$24,651
Bluffton – SC(5)	8/16/2012	$5,230,000	$270,000	$5,500,000	—	$73,153	$36,502

Total		$30,240,000	$2,060,000	$32,300,000	$3,500,000	$670,069	$337,838

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	See Note 5 for specific terms of the debt.
(3)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(5)

These eight self storage facilities located in Florida, Georgia and South Carolina are part of a portfolio known as the “Stockade Portfolio”; such portfolio includes a total of 16 properties. The second and third phase closed in the fourth quarter of 2012. See Note 11.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2012 along with supplementary pro forma information.

The above transactions were acquired from unaffiliated third parties. We incurred acquisition fees due to our Advisor for the three and nine months ended September 30, 2012 totaling approximately $0.6 million and $0.8 million, respectively.

During the third quarter of 2012, we purchased beneficial interests (the “Interests”) in Madison County Self Storage, DST (the “Madison DST”), a Delaware Statutory Trust sponsored by our Sponsor, from eight third-party sellers pursuant to separate purchase agreements with each seller. The Interests represent approximately 41% ownership in the Madison DST. None of the purchases were contingent upon any of the others. The agreed upon purchase price of the properties relating to the Interests acquired was approximately $4.4 million ($10.7 million total purchase price multiplied by 41%), consisting of approximately $1.7 million in cash, net of the ratable portion of an approximately $6.5 million bank loan held by the Madison DST (the “Madison Loan”).

We paid our Advisor approximately $0.1 million in acquisition fees in connection with this acquisition.

The Madison DST owns two self storage facilities located in Mississippi with an aggregate of approximately 890 units and 149,300 rentable square feet. The properties owned by the Madison DST are subject to the Madison Loan, which had an aggregate principal balance of approximately $6.5 million as of the acquisition dates of the Interests. The loan bears a fixed interest rate of 6.33%, had an original term of ten years and matures on October 1, 2017. The loan requires monthly interest-only payments until November 2012. The loan is secured only by the two properties owned by the Madison DST that obtained such loan. Subsequent to September 30, 2012 we received lender approval to acquire all the other remaining interests in the Madison DST.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note 5. Secured Debt

Our secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	September 30, 2012	December 31, 2011	Stated Interest Rate		Maturity Date
Crescent Springs(1)	$—	$800,000	—		—
Florence, Walton(1)	—	3,700,000	—		—
Montgomery	2,786,908	2,838,810	6.42%		7/1/2016
Seabrook	4,534,084	4,584,013	5.73%		1/1/2016
Greenville	2,272,036	2,297,069	5.65%		3/1/2016
Kemah	8,889,461	8,975,529	6.20%		6/1/2016
Memphis	2,512,153	2,538,295	5.67%		12/1/2016
Tallahassee	7,560,299	7,622,854	6.16%		8/1/2016
Houston	2,027,913	2,053,995	5.67%		2/1/2017
San Francisco (consolidated VIE)	10,419,169	10,500,000	5.84%		12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%		10/1/2017
Las Vegas I	1,535,616	1,540,000	5.72%		6/1/2017
Pearland	3,490,508	3,500,000	5.93%		7/1/2017
Daphne	1,583,770	1,698,407	5.47%		8/1/2020
Mesa	3,052,648	3,100,077	5.38%		4/1/2015
Riverdale	4,800,000	4,800,000	4.00%		5/14/2014
Prudential Portfolio Loan(2)	31,669,348	32,024,379	5.42	%(3)	9/5/2019
Dufferin – Toronto – Ontario, Canada	6,956,089	6,862,800	5.22	%(4)	12/15/2013
Citi Loan(5)	28,561,826	28,829,407	5.77%		2/6/2021
Bank of America Loan – 1(6)	4,419,558	4,474,310	5.18%		11/1/2015
Bank of America Loan – 2(7)	6,696,813	6,779,778	5.18%		11/1/2015
Bank of America Loan – 3(8)	12,036,835	12,185,955	5.18%		11/1/2015
Prudential – Long Beach(9)	6,663,152	6,736,892	5.27%		9/5/2019
SF Bay Area – Morgan Hill – CA	2,946,518	2,997,061	5.75%		4/1/2013
SF Bay Area – Vallejo – CA	4,413,231	4,478,882	6.04%		6/1/2014
Citi Las Vegas Loan(10)	7,572,821	7,649,929	5.26%		6/6/2021
ING Loan(11)	21,665,501	21,892,726	5.47%		7/1/2021
Ladera Ranch	6,852,887	6,942,734	5.84%		6/1/2016
SF Bay Area – San Lorenzo – CA	2,117,811	2,170,037	6.07%		1/1/2014
Las Vegas V	1,676,914	1,704,037	5.02%		7/1/2015
Second Restated KeyBank Credit Facility(12)	82,000,000	76,635,000	4.72%		12/24/2014
Key Bank Bridge Loan(13)	—	28,000,000	—		8/31/2012
Mississauga(14) – Ontario, Canada	5,892,876	2,194,874	5.00%		10/31/2014
Chantilly(15)	3,487,661	—	4.75%		6/6/2022
Brampton(16) – Ontario, Canada	—	—	5.25%		6/30/2016
Net fair value adjustment	(878,533)	(1,064,643)

Total secured debt	$308,215,873	$330,043,207

(1)	These loans were refinanced in January 2012 through the Second Restated KeyBank Credit Facility.
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
(4)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at September 30, 2012 was 5.22%.

(5)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV).

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)

This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of September 30, 2012 was approximately $9.3 million. Such amounts are only available to satisfy the obligations of this loan.

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

(12)

This credit facility was collateralized by 24 properties (Phoenix I, Gulf Breeze II, Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, El Paso I, Hampton, SF Bay Area – Gilroy, Toms River, the Homeland Portfolio, Crescent Springs, Florence, Walton and a parcel of unimproved land). For additional discussion related to this credit facility see “Second Restated KeyBank Credit Facility” and “First Amendment to Second Restated KeyBank Credit Facility” below.

(13)	This loan was repaid in full on August 7, 2012. Refer to discussion below regarding the KeyBank Bridge Loan.
(14)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of September 30, 2012).

(15)	The net book value of the Chantilly property as of September 30, 2012 was approximately $6.5 million. Such amounts are only available to satisfy the obligations of this loan.
(16)

In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of September 30, 2012). As of September 30, 2012, we had not drawn down any amounts on this loan.

As of September 30, 2012 and December 31, 2011, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $492 million and $489 million, respectively.

Citi Loan

On January 28, 2011, we encumbered 11 of our self storage facilities (the “Encumbered Properties”) in connection with a loan obtained from The Citigroup Global Markets Realty Corp. (the “Citi Loan”) in the principal amount of approximately $29.1 million. The proceeds from the Citi Loan were used to repay the existing debt obligations of approximately $5 million related to two of our existing Encumbered Properties, to make future acquisitions of self storage facilities and for other general corporate purposes. The Citi Loan has a term of ten years and matures on February 6, 2021. The Citi Loan bears a fixed rate of 5.77% per annum on a 30-year amortization schedule. Payments of principal and interest are due on a monthly basis. We may prepay the Citi Loan without penalty in the last three months of the ten-year term. We have guaranteed the obligations under the Citi Loan in limited circumstances set forth in the loan documents. The Citi Loan contains a number of other customary terms and covenants. The net book value of the Encumbered Properties as of September 30, 2012 was approximately $50 million. Such amounts are only available to satisfy the obligations of the Citi Loan.

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

September 30, 2012

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

Second Restated KeyBank Credit Facility

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, GA and two properties in Jacksonville, FL), our Operating Partnership and various property owning SPEs entered into a secured credit facility (the “Second Restated KeyBank Credit Facility”) with KeyBank with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties. The agreement originally provided that at any time prior to June 15, 2013, our Operating Partnership could request funding up to an additional $68 million (for a total loan amount of up to $150 million). Any such additional funding would have been subject to the sole discretion of KeyBank and any other lender who may have ultimately participated in the Second Restated KeyBank Credit Facility. The right to request additional funding has now been terminated pursuant to the First Amendment to Second Restated KeyBank Credit Facility, discussed below.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

The Second Restated KeyBank Credit Facility has a term of three years, maturing on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.

We were required to purchase an interest rate swap with a notional amount of $45 million, which requires us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Credit Facility, our Operating Partnership has the option of selecting one of three variable interest rates which have applicable spreads. Our Operating Partnership has elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 4.72% as of September 30, 2012. Our Operating Partnership may change this election from time to time for the non-hedged portion of the debt, as provided in the agreement.

The Second Restated KeyBank Credit Facility was secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio, the Las Vegas III, Las Vegas VI, Los Angeles – La Cienega, Hampton, SF Bay Area – Gilroy Phoenix I, Gulf Breeze II, El Paso I, Toms River, Crescent Springs, Florence and Walton properties and a parcel of unimproved land in Ladera Ranch, California, and is cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate (it was originally cross-defaulted to the KeyBank Bridge Loan, defined below, which was repaid in full on August 7, 2012). Our Operating Partnership may prepay the Second Restated KeyBank Credit Facility, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the Second Restated KeyBank Credit Facility.

The Second Restated KeyBank Credit Facility originally provided that if KeyBank was unable to syndicate the loan to other lenders such that its aggregate lending commitment was not reduced from $82 million to $36 million by March 31, 2012, then, on or before June 30, 2012, our Operating Partnership was required to use its best efforts to refinance all or a portion of the mortgaged properties, other than those in the Homeland Portfolio, and use the net refinance proceeds to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million. The agreement further provided that upon repayment of the KeyBank Bridge Loan (defined below), if KeyBank was unable to syndicate the loan and the remaining amount otherwise outstanding had not been reduced to $45 million, our Operating Partnership would have been required to pay monthly the greater of $5 million or 100% of the net offering proceeds from our Offering to reduce the principal balance of the Second Restated KeyBank Credit Facility to an amount no greater than $45 million; provided that, in any event, the Second Restated KeyBank Credit Facility was required to be repaid such that the principal balance was no greater than $45 million by December 31, 2012. The foregoing provisions have been revised pursuant to the First Amendment to Second Restated KeyBank Credit Facility, discussed below. In addition, the Second Restated KeyBank Credit Facility originally provided that if KeyBank determined that successful syndication could not be achieved such that its aggregate lending commitment was reduced to $36 million, KeyBank reserved the right, after consultation with us, to change the terms of the Second Restated KeyBank Credit Facility, if KeyBank reasonably and in good faith determined that such changes were advisable in order to ensure successful syndication. KeyBank’s right to change the terms of the Second Restated KeyBank Credit Facility was terminated upon the consummation of the KeyBank CMBS Loan, discussed in Note 11 below.

In connection with the Second Restated KeyBank Credit Facility, our Operating Partnership paid customary lender fees, legal fees and other expenses. Our Operating Partnership will be required to pay additional lender fees upon the exercise of each extension option. Per the terms of the Second Restated KeyBank Credit Facility, we were required to fund a $1.55 million interest reserve account at closing, which KeyBank may draw upon on a monthly basis in an amount equal to the shortfall between the net operating income of the mortgaged properties and the interest on the Second Restated KeyBank Credit Facility. We are required to replenish the interest reserve account if it falls below a certain threshold, but will be refunded the entire balance upon achieving (as defined therein) a debt service coverage ratio (“DSCR”) of 1.30 to 1 for two consecutive quarters provided no event of default then exists.

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

September 30, 2012

•	a minimum liquidity (unencumbered cash and cash equivalents plus marketable securities) of $2 million; and

•

a minimum tangible net worth of at least $175 million plus 75% of the net proceeds of our ongoing public offering (less funded share redemptions, but in no event may our net worth be less than $175 million)

We have ten business days from the date on which any violation of the above covenants occurs in which to cure the violation, to the extent the violation can be cured with a cash payment. The terms of the Second Restated KeyBank Credit Facility also limit the extent to which we and our Operating Partnership may incur additional debt without the consent of KeyBank.

This facility was amended on August 15, 2012 (see First Amendment to Second Restated KeyBank Credit Facility, discussed below).

First Amendment to Second Restated KeyBank Credit Facility

On August 15, 2012, our Operating Partnership and certain SPEs entered into the First Amendment to Second Restated Credit KeyBank Credit Facility (the “First Amendment”). The First Amendment includes the following salient provisions:

•

Elimination of our right to request additional borrowings under the Second Restated KeyBank Credit Facility, thus converting the Second Restated Credit Facility from a revolving credit facility to a term loan that will be secured only by a portfolio of 12 properties located in George and Florida (the “Homeland Portfolio”) following the Refinancing Transaction discussed below.

•

We were obligated to use commercially reasonable efforts to refinance, on a long-term basis, all or a portion of the twelve non-Homeland Portfolio properties by November 13, 2012 and apply the proceeds thereof, along with additional cash, if necessary, to reduce the outstanding principal from $82 million to $55 million (the “Refinancing Transaction”). We completed the Refinancing Transaction on October 10, 2012 by entering into the KeyBank CMBS Loan. See Note 11 for further discussion.

•	At such time the Refinancing Transaction closed, KeyBank released all non-Homeland Portfolio properties from the security interests granted under the Second Restated KeyBank Credit Facility.

•

Beginning November 30, 2012, we are required to make monthly payments in the amount equal to $1,666,667 until the outstanding principal balance of the Second Restated KeyBank Credit Facility is reduced to $45 million.

•	A required loan to value ratio related to the Homeland Portfolio equal to no more than 65%.

•

A required debt yield related to the Homeland Portfolio of 3% commencing on January 1, 2013 and increasing to 4% on July 1, 2013, 6% on January 1, 2014, 8% on July 1, 2014 and 10.5% on January 1, 2015.

•	The elimination of KeyBank’s right, upon determination that a successful syndication cannot be achieved, to change the terms of the Second Restated KeyBank Credit Facility.

•	The release of the parcel of unimproved land in Ladera Ranch, California as collateral.

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

The KeyBank Bridge Loan required monthly principal and interest payments and was repaid in full on August 7, 2012. Under the terms of the KeyBank Bridge Loan, our Operating Partnership had the option of selecting one of three variable interest rates, which had applicable spreads. Our Operating Partnership elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 6.7% for the period outstanding during 2012.

The KeyBank Bridge Loan was secured similarly to the Second Restated KeyBank Credit Facility, but, in addition, was secured by a pledge of the net equity proceeds of our Offering and a pledge of our Operating Partnership’s economic interest in each of the related property owning SPEs. The KeyBank Bridge Loan was cross-defaulted to the Second Restated KeyBank Credit Facility and any other recourse debt of us or our Operating Partnership of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we served as a guarantor of all obligations due under the KeyBank Bridge Loan.

In connection with the KeyBank Bridge Loan, the Operating Partnership paid customary lender fees, legal fees and other expenses. The KeyBank Bridge Loan was subject to similar representations, warranties, indemnities and covenants as those described above for the Second Restated KeyBank Credit Facility.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2012:

2012	$4,165,030
2013	19,687,374
2014	65,808,093
2015	30,124,245
2016	46,196,724
2017 and thereafter	143,112,940

Total payments(1)	309,094,406
Unamortized fair value adjustment	(878,533)

Total	$308,215,873

(1)	This table reflects both the terms of the First Amendment to Second Restated KeyBank Credit Facility and the closing of the KeyBank CMBS Loan discussed in Note 11.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of September 30, 2012 was approximately 5.6%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three and nine months ended September 30, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $315,400 will be reclassified as an increase to interest expense.

As of September 30, 2012, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$607,664	Accounts payable and accrued liabilities	$311,630

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of September 30, 2012 we had not posted any collateral.

As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $642,000. If we had breached any of these provisions at September 30, 2012, we could have been required to settle our obligations under the agreements at their termination value of approximately $642,000.

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those assets acquired as part of the mergers with REIT I and REIT II; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees for the three and nine months ended September 30, 2012). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the USA Self Storage I, DST acquisition are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three and nine months ended September 30, 2012 and 2011). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended September 30, 2012, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

On September 27, 2012, we entered into a Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with our Advisor. The material terms of the Advisory Agreement were not changed. However, certain provisions were added, the most significant of which was a provision restricting us, during the term of the Amended Advisory Agreement and for a period of two years after the termination of the Amended Advisory Agreement, from soliciting or hiring any employee of, or person performing services on behalf of, our Advisor.

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

On September 27, 2012, our board of directors approved revisions to our property management agreements that we expect to enter into in the future as we acquire additional properties and as our current property management agreements are renewed. These revisions include increasing the term to three years, with automatic three-year extensions; revising the property owner’s obligation to reimburse the Property Manager for certain expenses; adding a nonsolicitation provision; and adding a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by Strategic Storage Holdings, LLC.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Expensed
Reimbursement of operating expenses (including organizational costs)(1)	$7,965	$13,414	$29,760	$316,733
Asset management fees(2)	1,152,316	853,015	3,398,273	2,099,942
Property management fee(3)	968,090	729,587	2,690,149	1,867,201
Acquisition expenses	770,915	1,132,628	1,034,065	3,476,509
Additional Paid-in Capital
Selling commissions	800,431	2,017,208	6,333,780	5,098,905
Dealer Manager fee	343,042	864,518	2,714,477	2,185,245
Reimbursement of offering costs	121,233	144,328	371,155	408,455

Total	$4,163,992	$5,754,698	$16,571,659	$15,452,990

(1)

For the three months ended September 30, 2012 and 2011, the Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $251,000 and $230,000, respectively. For the nine months ended September 30, 2012 and 2011, the Advisor permanently waived $773,000 and $480,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to the Advisor.

(2)

For the three months ended September 30, 2012, the Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $33,000. Such amounts were waived permanently and accordingly, will not be paid to the Advisor.

(3)

For the three months ended September 30, 2012 and 2011, property management fees include approximately $33,000 and $13,000, respectively, of fees paid to the sub-property manager of our Canadian properties, and for the nine months ended September 30, 2012 and 2011, property management fees include approximately $90,000 and $52,000, respectively, of such fees.

As of September 30, 2012 and December 31, 2011, we had amounts due to affiliates totaling $1,472,198 and $2,065,615, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our president, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three and nine months ended September 30, 2012, we earned approximately $0.3 million and $0.9 million in fees, respectively, in connection with this tenant reinsurance program and for the three and nine months ended September 30, 2011, we earned approximately $0.1 million and $0.1 million in fees, respectively.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2012 we have sold approximately 2.7 million shares through our distribution reinvestment plan.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Redeemable Common Stock – State of Washington

In the third quarter of 2012, we discovered that, due to a clerical error, we exceeded our registration amount in the State of Washington during a three month period in 2012. Upon this discovery, we immediately took action to increase our registration amount; however, stockholders who purchased shares in excess of the amount then-registered in the State of Washington may be entitled to a rescission of their respective investments (totaling approximately $3.9 million) in our shares, as the shares they originally purchased were unregistered. If any of those stockholders seek a rescission, we will be required to redeem their shares. Such shares were subsequently registered and we do not expect a significant amount of requests for rescission.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 22 years as of September 30, 2012 and recorded rent expense of approximately $37,000 and $110,000, respectively, for the three and nine months ended September 30, 2012. The lease has minimum lease payments of approximately $33,000, $132,000, $133,000, $139,000 and $139,000 for the years ending 2012, 2013, 2014, 2015 and 2016, respectively.

Note 9. Declaration of Distributions

On September 12, 2012, our board of directors declared a distribution rate for the fourth quarter of 2012 of $0.001912569 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 7% assuming the share was purchased for $10 and approximately 6.5% assuming the share was purchased at $10.79) payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on October 1, 2012 and continuing on each day thereafter through and including December 31, 2012.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Total revenues	$13,930,807	$14,288,798	$15,351,917	$15,705,274	$17,098,173
Total operating expenses	$15,657,652	$16,397,585	$15,455,345	$16,136,742	$17,000,260
Net loss	$(5,292,070)	$(5,801,272)	$(5,451,145)	$(5,091,133)	$(4,620,823)
Net loss attributable to the Company	$(5,146,419)	$(5,746,180)	$(5,432,094)	$(5,087,074)	$(4,610,650)
Net loss per share-basic and diluted	$(0.16)	$(0.17)	$(0.15)	$(0.12)	$(0.11)

Note 11. Subsequent Events

Offering Status

As of November 5, 2012, in connection with our Initial Offering and Offering we have issued approximately 41.3 million shares of our common stock for gross proceeds of approximately $412 million.

Acquisitions

Subsequent to September 30, 2012, we acquired the following self storage properties from unaffiliated third parties:

Property	Acquisition Date	Acquisition Price(1)	Year Built	Approx.Units	Approx. Sq. Ft. (net)
Wilmington Island – GA(2)	10/1/2012	$8,100,000	1999	570	69,400
Myrtle Beach – SC(2)	10/1/2012	$3,300,000	2002	480	73,300
Mt. Pleasant I – SC(3)	11/5/2012	$3,000,000	1989	390	41,000
Charleston I – SC(3)	11/5/2012	$3,000,000	1975/1988/2001	390	46,700
Charleston II – SC(3)	11/5/2012	$3,300,000	1992	430	46,400
Mt. Pleasant II – SC(3)	11/5/2012	$6,700,000	1995	590	63,600
Charleston III – SC(3)	11/5/2012	$6,725,000	1986/1996	570	66,300
Mt. Pleasant III – SC(3)	11/5/2012	$16,000,000	1997/2007	1,370	195,100

Total		$50,125,000		4,790	601,800

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(1)

The acquisition prices noted above are based on preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.

(2)

These two self storage facilities located in Georgia and South Carolina are part of a portfolio known as the “Stockade Portfolio”; such portfolio includes a total of 16 properties. The first phase of this acquisition closed in the third quarter of 2012 and included eight properties. The second phase closed on October 1, 2012 and included these two properties.

(3)	These six self storage facilities located in South Carolina are part of the Stockade Portfolio, as noted above. This third phase closed on November 5, 2012 and included these six properties.

We incurred acquisition fees due to our Advisor of approximately $1.3 million in connection with the above acquisitions.

Financing

Citi Stockade Loan #1

On October 1, 2012, we, through ten property owning special purpose entities (“SPEs”) wholly-owned by our Operating Partnership, entered into a loan agreement with Citigroup Global Markets Realty Corp. pursuant to which the SPEs obtained a loan in the principal amount of $18.2 million (the “Citi Stockade Loan #1”). The Citi Stockade Loan #1 has a term of ten years, maturing on October 1, 2022, and requires monthly payments of interest only for the first two years, with fixed monthly payments of principal and interest thereafter. The Citi Stockade Loan #1 bears interest at a fixed rate of 4.6%.

The Citi Stockade Loan #1 is secured by cross-collateralized first mortgage liens or deeds of trust on ten of our properties located in Florida, Georgia and South Carolina, consisting of the eight properties acquired in phase one of the Stockade Portfolio and the two properties acquired in phase two of the Stockade Portfolio. We serve as a guarantor of the obligations under the Citi Stockade Loan #1.

KeyBank CMBS Loan

On October 10, 2012, we and nine SPEs wholly-owned by our Operating Partnership, (the “KeyBank CMBS Properties”) entered into a CMBS loan obtained from KeyBank National Association (the “KeyBank CMBS Loan”) in the principal amount of $31 million. Such loan is cross-collateralized and cross-defaulted amongst the KeyBank CMBS Properties. The majority of the proceeds from the KeyBank CMBS Loan were used to reduce the outstanding principal amount under the Second Restated KeyBank Credit Facility from $82 million to $55 million. KeyBank released the nine KeyBank CMBS Properties, along with three additional properties, collectively known as the non-Homeland properties, from the security interests granted under the Second Restated KeyBank Credit Facility (the KeyBank CMBS Properties are now subject to security interests granted under this new KeyBank CMBS Loan, as discussed below). The remaining proceeds from the KeyBank CMBS Loan will be used to make future acquisitions of self storage facilities and for other general corporate purposes.

The KeyBank CMBS Loan has a term of ten years and matures on November 1, 2022. Additionally, the KeyBank CMBS Loan bears a fixed interest rate of 4.65% per annum, is interest only for the first year and thereafter requires amortization on a 30-year amortization schedule. The KeyBank CMBS Loan contains a number of other customary terms and covenants. We serve as guarantor of the obligations under the KeyBank CMBS Loan.

Citi Stockade Loan #2

On November 5, 2012, we, through six SPEs wholly-owned by our Operating Partnership, entered into a loan agreement with Citigroup Global Markets Realty Corp. pursuant to which the SPEs obtained a loan in the principal amount of approximately $19.4 million (the “Citi Stockade Loan #2”). The Citi Stockade Loan #2 has a term of ten years, maturing on November 6, 2022, and requires monthly payments of interest only for the first two years, with fixed monthly payments of principal and interest thereafter. The Citi Stockade Loan #2 bears interest at a fixed rate of 4.61%.

The Citi Stockade Loan #2 is secured by cross-collateralized first mortgage liens or deeds of trust on six of our properties located in South Carolina, acquired in phase three of the Stockade Portfolio. We serve as a guarantor of the obligations under the Citi Stockade Loan #2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

As of September 30, 2012, we wholly-owned 100 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 64,780 units and approximately 8.1 million rentable square feet. We also had minority interests in ten additional self storage facilities. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of September 30, 2011, we owned 78 self storage facilities located in 17 states and Canada, comprising approximately 51,600 units and approximately 6.4 million rentable square feet.

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

As of September 30, 2012, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)	Climate Controlled %(2)	Revenue %(3)
Alabama(4)	2	1,075	144,500		1.8%	73.5%	49.1%	1.2%
Arizona	4	1,970	242,850		3.0%	80.5%	21.8%	2.3%
California(4)	8	6,480	831,700		10.3%	90.4%	19.3%	16.3%
Florida	10	7,820	862,550		10.7%	82.4%	59.6%	12.1%
Georgia	21	12,570	1,617,000		20.1%	68.9%	53.8%	13.9%
Illinois	4	2,475	370,400	(5)	4.6%	75.4%	7.0%	4.6%
Kentucky	5	2,800	401,000		5.0%	85.7%	2.0%	4.7%
Mississippi(4)	1	600	66,600		0.8%	70.3%	12.2%	0.5%
Nevada	8	4,710	563,700		7.0%	81.0%	70.0%	6.4%
New Jersey	5	4,190	395,100		4.9%	82.0%	59.7%	9.5%
New York	1	690	82,800		1.0%	86.6%	20.2%	1.1%
North Carolina	3	1,580	178,900		2.2%	85.2%	20.7%	1.9%
Ontario, Canada(6)	3	2,790	319,800		4.0%	80.7%	34.4%	3.0%
Pennsylvania	4	2,220	269,900		3.4%	70.6%	17.1%	3.0%
South Carolina	5	2,440	331,400		4.1%	70.1%	41.0%	3.1%
Tennessee	1	800	100,400		1.3%	84.3%	0.0%	1.0%
Texas(4)	10	6,250	933,300		11.6%	85.0%	19.2%	10.3%
Virginia	5	3,320	341,500		4.2%	80.4%	45.2%	5.1%

Total	100	64,780	8,053,400		100%	79.2%	37.5%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we own in such state as of September 30, 2012.
(2)	Represents the percentage of rentable square feet in climate controlled units as of September 30, 2012 for each state.
(3)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month ended September 30, 2012.

(4)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, the Madison County Self Storage, DST and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Mississauga and the Brampton properties are currently partially or fully under construction, thus the related occupancy statistics exclude these properties.

The map below shows the geographic location of our self storage portfolio as of September 30, 2012.

As of September 30, 2012, we owned the following preferred equity and/or minority interests:

Property	% Owned	Acquisition Date(1)		Year Built	Approx. Units	Approx. Sq. Ft. (net)	%Physical Occupancy(2)	% Climate Controlled(3)
San Francisco Self Storage DST – CA	12.26%	9/24/2009 and 1/07/2010		1909/ 2000	1,100	77,900	78.4%	0.0%
Hawthorne Property(4) – CA	12.0%	9/24/2009		1943- 1966	n/a	356,000	100.0%	n/a
Southwest Colonial, DST – TX	0.28%	9/24/2009		1981- 2007	2,850	369,600	87.7%	12.1%
Montgomery County Self Storage, DST – AL	1.49%	9/24/2009		1997- 2005	1,600	152,900	85.7%	100.0%
Madison County Self Storage, DST – MS	41.3%	7/20/2012 through 8/07/2012	(5)	1997- 2005	890	149,300	87.3%	47.9%

Total					6,440	1,105,700	86.3%	35.9%

(1)	Represents the date we acquired the interest in such property.
(2)	Represents occupied square feet divided by total rentable square feet as of September 30, 2012.
(3)	Represents the percentage of rentable square feet in climate controlled units as of September 30, 2012.
(4)

Not a self storage facility. We have a 12% direct investment in Westport LAX LLC, the entity owning this property, and an indirect interest in Westport LAX LLC through a preferred equity investment in Hawthorne LLC, which has a direct investment in Westport LAX LLC.

(5)	Purchased from third-party sellers during the above mentioned period on various different dates.

The weighted average capitalization rate at acquisition for the 100 self storage facilities we owned as of September 30, 2012 was approximately 7.3% (7.7% for the 75 properties we acquired that were stabilized upon acquisition and 4.5% for the 23 that were lease-up properties at acquisition, and we had two properties that were under development as of their acquisition date). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Results of Operations

Overview

As of September 30, 2012, we wholly-owned 100 self storage facilities located in 17 states and Canada, comprising approximately 64,780 units and approximately 8.1 million rentable square feet. As of September 30, 2011, we wholly-owned 78 self storage facilities, located in 17 states and Canada, comprising approximately 51,600 units and approximately 6.4 million rentable square feet.

The comparability of our results of operations is significantly affected by acquisition activity during 2011 and 2012 as listed below:

•	In the nine months ended September 30, 2012, we acquired nine self storage facilities for consideration of approximately $32 million.

•

The three and nine months ended September 30, 2012 includes activity related to 13 facilities that were acquired between October 1, 2011 and December 31, 2011 for consideration of approximately $86 million.

•	In the nine months ended September 30, 2011, we acquired 33 self storage facilities for consideration of approximately $159 million.

Related to the acquisition activity noted above, we acquired the Homeland Portfolio (a lease-up portfolio with initial occupancy of 46%) on December 27, 2011. In connection therewith we incurred additional debt by entering into the Second Amended and Restated KeyBank Credit Facility and the KeyBank Bridge Loan. Additional discussion of the aforementioned is included below.

Due to the items noted above, we believe there is little basis for comparison between the three and nine months ended September 30, 2012 and 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

	Same-Store Facilities			Non Same-Store Facilities			Total
	2012	2011	%	2012	2011	%	2012	2011	%
Revenue(1)	$13,679,283	$12,968,519	5.5%	$3,418,890	$962,288	255%	$17,098,173	$13,930,807	23%
Property operating expenses(2)	5,869,768	5,772,043	1.7%	1,737,377	431,167	303%	7,607,145	6,203,210	23%

Operating income	$7,809,515	$7,196,476	8.5%	$1,681,513	$531,121	217%	$9,491,028	$7,727,597	23%

Number of facilities(3)	72	72		29	7		101	79
Rentable square feet	5,870,100	5,870,100		2,261,200	537,000		8,131,300	6,407,100
Average physical occupancy(4)	83%	79%		N/M	N/M		79%	78%
Rent per occupied square foot(5)	$0.86	$0.87		N/M	N/M		$0.85	$0.88

N/M Not meaningful

(1)	Revenue includes rental income, ancillary income, administrative and late fees.
(2)	Property operating expenses excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(3)

For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities. Excluded from same-store facilities is our Mississauga property as it was under development as of September 30, 2011.

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

Self Storage Rental Income

Rental income for the three months ended September 30, 2012, was approximately $16.5 million, as compared to rental income for the three months ended September 30, 2011 of approximately $13.5 million, an increase of approximately $3.0 million. The majority of the increase in rental income (approximately $2.4 million) arises from the increase in the number of facilities owned and an increase of approximately $0.6 million related to an increase in rental income from same-store sales of approximately 4.7%. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2012 were approximately $8.8 million, as compared to property operating expenses for the three months ended September 30, 2011 of approximately $7.1 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The majority of the increase in property operating expenses (approximately $1.3 million) arises from the increase in the number of self storage facilities we owned. Property operating expenses as a percentage of revenues increased for the three months ended September 30, 2012 compared to the same period in 2011, as the three months ended September 30, 2012 includes the Homeland Portfolio lease-up properties (discussed below) and the Mississauga lease-up property. Such lease-up properties’ operating expenses are significantly higher as a percentage of revenues than our stabilized properties. We expect that as these properties achieve stabilization their property operating expenses as a percentage of revenues will decrease. For our same-store properties, property operating expenses as a percentage of revenues decreased for the three months ended September 30, 2012 compared to the same period in 2011. For the three months ended September 30, 2012 and 2011, approximately $2.1 million and $1.6 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were approximately $0.6 million, compared to approximately $0.5 million for the three months ended September 30, 2011. Such expenses consist primarily of legal expenses, accounting fees, transfer agent fees, directors’ and officers’ insurance expense and board of directors’ related costs. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2012 were approximately $6.3 million, compared to approximately $6.5 million for the three months ended September 30, 2011. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized and were no longer amortizing during the three months ended September 30, 2012. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the three months ended September 30, 2012 were approximately $1.4 million, compared to approximately $1.6 million for the three months ended September 30, 2011. The decrease between 2011 and 2012 is primarily due to us closing $25 million in acquisitions during the three months ended September 30, 2012 compared to us closing $45 million in acquisitions during the three months ended September 30, 2011. Also included in the amount for the three months ended September 30, 2012 are costs incurred on potential acquisitions. We expect that such costs will fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2012 was approximately $4.2 million, compared to approximately $3.3 million for the three months ended September 30, 2011. The increase primarily relates to interest incurred on the Second Restated KeyBank Credit Facility (approximately $0.8 million), the KeyBank Bridge Loan (approximately $0.1 million) and other new debt incurred. We expect interest expense to increase in future periods as we acquire additional operating facilities through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended September 30, 2012 was approximately $0.9 million compared to approximately $0.4 million for the three months ended September 30, 2011. The increase primarily relates to the amortization of deferred financing fees incurred on the Second Restated KeyBank Credit Facility (approximately $0.3 million), the KeyBank Bridge Loan (approximately $0.2 million) and other new debt incurred.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

	Same-Store Facilities			Non Same-Store Facilities			Total
	2012	2011	%	2012	2011	%	2012	2011	%
Revenue(1)	$28,791,852	$27,306,468	5.4%	$19,363,512	$7,800,812	148%	$48,155,364	$35,107,280	37%
Property operating expenses(2)	12,594,169	12,423,300	1.4%	9,533,231	3,454,608	176%	22,127,400	15,877,908	39%

Operating income	$16,197,683	$14,883,168	8.8%	$9,830,281	$4,346,204	126%	$26,027,964	$19,229,372	35%

Number of facilities(3)	46	46		55	33		101	79
Rentable square feet	4,027,400	4,027,400		4,103,900	2,379,700		8,131,300	6,407,100
Average physical occupancy(4)	80%	76%		N/M	N/M		76%	78%
Rent per occupied square foot(5)	$0.91	$0.92		N/M	N/M		$0.86	$0.88

N/M Not meaningful

(1)	Revenue includes rental income, ancillary income, administrative and late fees.
(2)	Property operating expenses excludes asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(3)

For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities. Excluded from same-store facilities is our Mississauga property as it was under development as of September 30, 2011.

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

Self Storage Rental Income

Rental income for the nine months ended September 30, 2012, was approximately $46.6 million, as compared to rental income for the nine months ended September 30, 2011 of approximately $34.3 million, an increase of approximately $12.3 million. The majority of the increase in rental income (approximately $11.2 million) arises from the increase in number of facilities owned and an increase of approximately $1.1 million related to an increase in rental income from same-store sales of approximately 4.3%. We expect rental income to increase in future periods as we acquire additional operating facilities.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2012 were approximately $25.5 million, as compared to property operating expenses for the nine months ended September 30, 2011 of approximately $18.0 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, marketing, property management fees and asset management fees. The majority of the increase in property operating expenses (approximately $6.1 million) arises from the increase in the number of self storage facilities we owned. Property operating expenses as a percentage of revenues increased for the nine months ended September 30, 2012 compared to the same period in 2011, as the nine months ended September 30, 2012 includes the Homeland Portfolio lease-up properties (discussed below) and the Mississauga lease-up property. Such lease-up properties’ operating expenses are significantly higher as a percentage of revenues than our stabilized properties. We expect that as these properties achieve stabilization their property operating expenses as a percentage of revenues will decrease. Additionally, in the nine months ended September 30, 2012, our marketing costs increased by approximately $0.2 million due to increased radio and cinema advertising in the Atlanta and Las Vegas markets. For the nine months ended September 30, 2012 and 2011, approximately $6.1 million and $4.0 million, respectively, of total operating expenses were paid to affiliates. We expect property operating expenses to increase in future periods as we acquire additional operating facilities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 were approximately $1.8 million, compared to approximately $1.9 million for the nine months ended September 30, 2011. Such expenses consist primarily of legal expenses, accounting fees, transfer agent fees, directors’ and officers’ insurance expense and board of directors’ related costs. The decrease is primarily due to our Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the advisory agreement; such waived amounts totaled approximately $773,000 and $480,000, respectively, for the nine months ended September 30, 2012 and 2011. We expect general and administrative costs to increase in future periods as we make additional investments, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2012 were approximately $19.2 million, compared to approximately $17.1 million for the nine months ended September 30, 2011. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is attributable to the increase in the number of self storage facilities we owned. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the nine months ended September 30, 2012 were approximately $2.1 million, compared to approximately $5.3 million for the nine months ended September 30, 2011. The decrease between 2011 and 2012 is due to us closing nine properties during the nine months ended September 30, 2012 compared to us closing 33 properties during the nine months ended September 30, 2011. In addition to our closing of nine properties during 2012, we also incurred costs related to certain potential acquisitions. We expect that such costs will fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was approximately $13.2 million, compared to approximately $8.4 million for the nine months ended September 30, 2011. The increase primarily relates to interest incurred on the Second Restated KeyBank Credit Facility (approximately $2.9 million), the KeyBank Bridge Loan (approximately $0.7 million), the ING Loan and other new debt incurred. We expect interest expense to increase in future periods as we acquire additional operating facilities through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the nine months ended September 30, 2012 was approximately $2.9 million compared to approximately $0.8 million for the nine months ended September 30, 2011. The increase primarily relates to the amortization of deferred financing fees incurred on the Second Restated KeyBank Credit Facility (approximately $1.1 million), the KeyBank Bridge Loan (approximately $1.0 million), the ING Loan and other new debt incurred.

Gain on Sale of Investment in Unconsolidated Joint Venture

Gain on sale of investment in unconsolidated joint venture for the nine months ended September 30, 2012 was approximately $0.8 million compared to none for the nine months ended September 30, 2011. The increase relates to the sale of our interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland.

Homeland Portfolio

On December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with initial occupancy of 46%) for $80 million. Within the next 12 to 24 months, we believe the Homeland Portfolio will provide accretive operating income and cash flows. However, we expect the Homeland Portfolio to continue to negatively impact our results of operations as it did in the three and nine months ended September 30, 2012, albeit to a lesser extent, for at least the next several fiscal quarters for several reasons. First, the Homeland Portfolio is a lease-up portfolio and while occupancy is increasing (67% as of September 30, 2012), these properties are currently operating at a loss, after considering interest expense and deferred financing amortization expense. Second, we are offering concessions to increase occupancy. However, as the occupancy begins to stabilize, such concessions will decrease and rental revenues should be positively impacted. Third, we incurred additional debt by entering into the Second Amended and Restated KeyBank Credit Facility and the KeyBank Bridge Loan to acquire the Homeland Portfolio. See “Note 5 – Secured Debt”. This additional debt, the majority of which was utilized to fund the acquisition of the Homeland Portfolio, resulted in the recognition of approximately $1.1 million and $3.9 million, respectively, of interest expense and approximately $0.7 million and $2.3 million, respectively, of deferred financing amortization expense (a non-cash expense) for the three and nine months ended September 30, 2012, which negatively impacted our operating results. Furthermore, for the three and nine months ended September 30, 2012, included in interest expense was $0.1 million and $0.7 million, respectively, and included in deferred financing amortization expense was $0.3 million and $1.0 million, respectively, of amounts related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012 and as such, these amounts will not impact future results. If leasing trends continue, the Homeland Portfolio should begin to contribute positively to our operating results in 2013. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net loss attributable to Strategic Storage Trust, Inc.	$(4,610,650)	$(5,146,419)	$(15,129,818)	$(15,611,249)
Add:
Depreciation	3,474,214	2,556,031	10,087,849	6,580,375
Amortization of intangible assets	2,723,705	3,910,375	8,811,619	10,438,617
Deduct:
Gain on sale of investment in unconsolidated joint venture	—	—	(815,000)	—
Adjustment for noncontrolling interests(2)	(79,801)	(219,482)	(254,724)	(626,922)

FFO	1,507,468	1,100,505	2,699,926	780,821
Other Adjustments:
Acquisition expenses(3)	1,369,125	1,580,235	2,111,051	5,254,161
Amortization of fair value adjustments of secured debt(4)	(21,219)	92,009	136,110	271,268
Realized and unrealized (gains) losses on foreign exchange holdings(5)	(165,232)	42,103	(119,864)	6,744
Debt defeasance costs (6)	—	—	—	49,750
Adjustment for noncontrolling interests(2)	(19,786)	(27,208)	(56,576)	(71,410)

MFFO(1)	$2,670,356	$2,787,644	$4,770,647	$6,291,334

As discussed in Results of Operations, our net loss and MFFO for the three and nine months ended September 30, 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition in Results of Operations.

(1)	Changes in MFFO between the three months ended September 30, 2012 and 2011 include the following:

•

Total revenues less all property operating expenses were approximately $8.3 million for the three months ended September 30, 2012 compared to approximately $6.9 million for the three months ended September 30, 2011, thereby increasing MFFO by approximately $1.4 million. Such increase was primarily due to the acquisition of 28 properties in the third and fourth quarters of 2011 and the first, second and third quarters of 2012, along with an increase in same store operating income of approximately $0.6 million.

•

A decrease in MFFO of approximately $0.9 million due to increased interest expense, primarily related to interest incurred on the Second Restated KeyBank Credit Facility (approximately $0.8 million), the KeyBank Bridge Loan (approximately $0.1 million) and other new debt incurred. The KeyBank Bridge Loan was repaid in full on August 7, 2012.

•

A decrease in MFFO of approximately $0.6 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.2 million related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012.

Changes in MFFO between the nine months ended September 30, 2012 and 2011 include the following:

•

Total revenues less all property operating expenses were approximately $22.6 million for the nine months ended September 30, 2012 compared to approximately $17.1 million for the nine months ended September 30, 2011, thereby increasing MFFO by approximately $5.5 million. Such increase was primarily due to the acquisition of 46 and 9 properties during 2011 and 2012, respectively, along with an increase in same store operating income of approximately $1.3 million. This was partially offset by increased marketing costs of approximately $0.2 million due to radio and cinema advertising in the Atlanta and Las Vegas markets during the second quarter of 2012.

•

A decrease in MFFO of approximately $4.8 million due to increased interest expense, primarily related to interest incurred on the Second Restated KeyBank Credit Facility (approximately $2.9 million), the KeyBank Bridge Loan (approximately $0.7 million), the ING Loan and other new debt incurred. The KeyBank Bridge Loan was repaid in full on August 7, 2012.

•

A decrease in MFFO of approximately $2.1 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $1.0 million related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012.

(2)

Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated joint venture’s real estate depreciation and amortization of intangible assets was $56,300 and $168,600 for the three and nine months ended September 30, 2012, respectively, and $178,700 and $534,800 for the three and nine months ended September 30, 2011, respectively.

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

(4)

This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes or seller notes issued, as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Amortization of deferred financing costs of approximately $0.9 million and $0.4 million was recognized as interest expense for the three months ended September 30, 2012 and 2011, respectively and $2.9 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change
Net cash flow provided by (used in):
Operating activities	$6,443,287	$1,205,136	$5,238,151
Investing activities	(42,432,785)	(117,141,569)	74,708,784
Financing activities	40,877,897	127,228,117	(86,350,220)

Cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 were approximately $6.4 million and $1.2 million, respectively, an increase in cash provided by operations of approximately $5.2 million. The increase in cash provided is primarily the result of a favorable improvement of $4.2 million in our net loss, as adjusted for the gain on sale of an investment in an unconsolidated joint venture, depreciation and amortization, of which amount approximately $3.1 million relates to reduced acquisition expenses in the current year.

Cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 were approximately $42.4 million and $117.1 million, respectively, a reduction in the use of cash of approximately $74.7 million. The reduction compared to the prior period primarily relates to the decreased amount spent on acquisitions in the current period as compared with the same period of the prior year.

Cash flows provided by financing activities for the nine months ended September 30, 2012 and 2011 were approximately $40.8 million and $127.2 million, respectively, a reduction of approximately $86.4 million. The reduction in cash provided by financing activities over the prior period primarily relates to a decrease in proceeds from the issuance of new debt, partially offset by an increase in proceeds from the issuance of common stock and an increase in the repayment of secured debt.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions for the last four fiscal quarters and the sources of such distributions:

	Three Months Ended
	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011
Distributions paid in cash	$4,272,128		$3,732,060		$3,499,185		$3,398,255
Distributions reinvested	3,372,889		2,844,663		2,635,829		2,547,413

Total distributions	$7,645,017		$6,576,723		$6,135,014		$5,945,668

Source of distributions
Cash flows provided by operations	$2,481,163	32.5%	$1,986,155	30.2%	$1,975,969	32.2%	$1,701,147	28.6%
Proceeds from issuance of common stock (including distributions reinvested)	5,163,854	67.5%	4,590,568	69.8%	4,159,045	67.8%	4,244,521	71.4%

Total sources	$7,645,017	100.0%	$6,576,723	100.0%	$6,135,014	100.0%	$5,945,668	100.0%

Cash flows provided by operations for the three months ended September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011, include approximately $1.4 million, $0.7 million, $0.1 million, and $2.4 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through September 30, 2012, we paid cumulative distributions of approximately $63.4 million, as compared to cumulative FFO of approximately $(1.1) million. For the year ended December 31, 2011, we incurred distributions of approximately $21.9 million, as compared to FFO of approximately $(2.6) million. For the nine months ended September 30, 2012, we incurred distributions of approximately $20.8 million, as compared to FFO of approximately $2.7 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2012, we had approximately $309.1 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $0.9 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of September 30, 2012 was approximately 5.6%. Future acquisitions may be partially funded by the assumption of existing loans. Additionally, certain future acquisitions may be partially funded by proceeds from the issuance of new promissory notes. Thus, if such acquisitions are completed, we expect our indebtedness to increase.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest(1)(2)	$94,760,826	$4,011,807	$31,193,988	$21,637,394	$37,917,637
Mortgage principal(1)(2)	309,094,406	4,165,030	85,495,467	76,320,969	143,112,940
Operating leases	3,269,331	33,075	265,703	277,830	2,692,723

Total contractual obligations	$407,124,563	$8,209,912	$116,955,158	$98,236,193	$183,723,300

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)

This table reflects both the terms of the First Amendment to Second Restated KeyBank Credit Facility and the closing of the KeyBank CMBS Loan discussed in Notes 5 and 11 of the Notes to the Consolidated Financial Statements.

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

As of September 30, 2012, as adjusted for the terms of the First Amendment to Second Restated KeyBank Credit Facility and the closing of the KeyBank CMBS Loan discussed in Notes 5 and 11 of the Notes to the Consolidated Financial Statements, our debt consisted of approximately $241.2 million in fixed rate debt and approximately $67.8 million in variable rate debt (excluding net unamortized debt discounts of approximately $0.9 million). As of December 31, 2011, our debt consisted of approximately $217.4 million in fixed rate debt and approximately $113.7 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate debt that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of September 30, 2012:

	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$778,792	$6,117,522	$14,915,218	$30,124,245	$46,196,724	$143,112,940	$241,245,441	$248,250,754
Average interest rate	5.53%	5.57%	5.58%	5.61%	5.60%	5.55%	—	—
Variable rate debt(1)(2)	$3,386,238	$13,569,852	$50,892,875	—	—	—	$67,848,965	$67,848,965
Average interest rate	4.79%	4.78%	4.77%	—	—	—	—	—

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

(2)

This table reflects both the terms of the First Amendment to Second Restated KeyBank Credit Facility and the closing of the KeyBank CMBS Loan discussed in Notes 5 and 11 of the Notes to the Consolidated Financial Statements.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the purposes of calculating the estimated net asset value per share, an independent third party appraiser valued our properties as of December 31, 2011. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in our Offering is primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

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

As of September 30, 2012, we owned several development and lease-up properties, including the Homeland Portfolio properties. Such properties are currently negatively impacting our results of operations and will continue to do so until the occupancy stabilizes. If several of these properties do not perform as expected, our results of operations and our ability to make distributions may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of September 30, 2012, we had issued approximately 40.6 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $404 million. From this amount, we incurred approximately $11.2 million in acquisition fees to our Advisor, approximately $37.1 million in selling commissions and dealer manager fees (of which approximately $29.6 million was reallowed to third party broker-dealers), and approximately $4.3 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $410 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which was amended effective March 28, 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the nine months ended September 30, 2012, we redeemed approximately 955,000 shares of common stock for approximately $9.2 million ($9.59 per share). As of September 30, 2012, we had redemption requests for approximately 504,000 shares of common stock for approximately $4.8 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 65% of the other outstanding redemption requests. Such redemptions totaled approximately 352,000 shares for approximately $3.4 million ($9.61 per share) and were redeemed on October 31, 2012 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2012. As of September 30, 2012, we had approximately 152,000 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the fourth quarter of 2012. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the nine months ended September 30, 2012, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2012	92,002	$9.65	92,002
June 30, 2012	566,969	$9.57	566,969
September 30, 2012	295,897	$9.62	295,897
Total	954,868	$9.59	954,868

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Company’s Prospectus dated September 22, 2011, Commission File No. 333-168905

10.1	Purchase and Sale Agreement for the Stockade Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 25, 2012, Commission File No. 000-53644

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012, Commission File No. 000-53644

10.3	Second Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2012, Commission File No. 000-53644

10.4	Loan Agreement dated as of October 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.5	Promissory Note dated as of October 10, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.6	Guaranty dated as of October 10, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: November 14, 2012	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer