Form 10-K
period 2012-12-31
Strategic Storage Trust, Inc.
filed 2013-03-29
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $467,000,000 assuming a market value of $10.79 per share, as of June 30, 2012.

As of March 21, 2013, there were 47,235,295 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the current expiration date of our Offering on September 22, 2013, and our current sales pace, which our board of directors believes should allow us to raise sufficient capital to move to the next phase of our life cycle, our board of directors approved closing our Offering within the original two year offering period. We currently expect to close our Offering on or around September 22, 2013, although the board of directors has reserved its right to close the Offering prior to that date if the board of directors deems it appropriate. Our board may also extend our Offering for an additional year, or in certain circumstances, longer. We currently plan to continue to offer shares under our distribution reinvestment plan beyond the above date; however, we may terminate the distribution reinvestment plan offering at any time. As of December 31, 2012, we had issued approximately 42.7 million shares of common stock for approximately $426 million in our Initial Offering and our Offering and also issued 6.2 million shares in a private offering. As of December 31, 2012, we had approximately 46.2 million shares issued and outstanding.

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

As of December 31, 2012, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of December 31, 2012, we also had minority interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. Strategic Storage Holdings, LLC, the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Tenants rent fully-enclosed spaces or parking spaces that can vary in size according to their specific needs and to which they have unlimited, exclusive access. Tenants have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for additional storage space. According to the 2012 Self Storage Almanac, self storage facilities generally have a tenant mix of approximately 75% residential, 19% commercial, 3% military and 3% students. The mix of residential tenants using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items residential tenants place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing tenants with assistance as needed. The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Tenants choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to tenants on a month-to-month basis, tenants tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (June 2012):

•

at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2011 there were approximately 49,940 “primary” self storage facilities in the U.S. representing approximately 2.3 billion square feet;

•	at year end 2011 there were approximately 58,500 self storage facilities worldwide including more than 3,000 self storage facilities in Canada;

•	the top five self storage companies own and operate just 9.8% of all “primary” facilities;

•	75% of all self storage companies own and operate just one “primary” self storage facility; and

•	it took the self storage industry more than 25 years to build its first billion square feet of space; it added the second billion square feet in just eight years (1998-2005).

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Recently, self storage operators have placed increased emphasis on offering ancillary products which provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance, truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate-controlled storage, wine storage, tenant-service call center access and after-hours storage, local operators may be increasingly unable to meet higher tenant expectations, which could encourage consolidation in the industry.

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” move into retirement age and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

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

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We acquire, develop, redevelop, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage space or parking space to residential and commercial users on a month-to-month basis. Most of our facilities are fenced with computerized gates and are well lighted. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. At certain facilities, we offer climate-controlled units that generally offer heating in the winter and cooling in the summer. Many of our facilities also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers have access to their storage units from 6:00AM – 10:00PM

(365 days per year), and some of our facilities provide 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space. Our facilities range in size from approximately 21,700 to approximately 311,800 net rentable square feet, with an average of approximately 84,000 net rentable square feet.

As an operating business, self storage requires a much greater focus on strategic and operational management. Below are some of the strategies and tactics we are utilizing to grow a diversified portfolio of self storage facilities that we believe will maximize cash available for distributions and potential for appreciation in the value of our properties over the long term.

Initial Growth and Branding Stage.

Since our inception, we have been focused on building a diversified portfolio of self storage facilities. As of December 31, 2012, we had acquired 110 facilities in 17 states and Canada. We have been branding our facilities under the “SmartStop® Self Storage” brand. We utilize a call center which focuses on generating reservations and assisting customers with their current storage accounts, such as taking payments or answering general questions. Additionally, we developed a customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties, and our SmartTracker Inventory ListSM App, which allows customers to organize and track the contents of their self storage units via their iPhone or Android device. We believe that the implementation of these and other branding and marketing initiatives will enhance brand awareness and drive revenue growth in the future.

Focus on Increasing Revenue and Creating Greater Efficiencies.

We continue to place a significant amount of focus on revenue generation opportunities at our self storage facilities and capitalizing on economies of scale from our growing portfolio. Below are a few of the specific measures we have taken to improve our operating performance at our existing facilities:

•

Standardized Sales Processes. We have put forth a standardized sales approach so that the rental experience is consistent at each of our facilities. All employees are trained in our sales approach and techniques that facilitate the generation of business.

•

Integrated Marketing Strategy. We have developed an integrated marketing strategy for our online, phone and walk-in customers, which includes our customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, our web marketing tools, pay-per-click campaign (to generate leads and improve brand recognition), search engine optimization process to obtain a dominant position in browser listings and our social media campaigns provide us with a technological edge over competitors.

•

Facility Monitoring Activities. We are seeking to increase revenue and net operating income at each of our facilities by (i) closely monitoring call volume, reservation activity and occupancy in relation to our marketing activities, (ii) analyzing market supply and demand factors, as well as occupancy trends, in setting rental rates, promotional discounts and target marketing initiatives, (iii) continuous refinement of our algorithms that manage our rental rate increases to existing customers at our self storage facilities (“Revenue Optimization System”), and (iv) closely managing our controllable operating costs.

•

Revenue Optimization System. We utilize a Revenue Optimization System (“ROS”) which allows us to analyze every unit at every property individually and manage our available unit inventory through a sophisticated system of algorithms which automatically triggers pricing adjustments. This system allows us to instantly respond to market demand and maximize revenues.

•

Creating Operational Efficiencies. As we continue to grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, as a result of our size and geographic diversification, as well as our institution of a blanket property and casualty insurance program over all of our properties nationwide, we have reduced our total insurance costs per property. We are also negotiating national contracts and rates with other key vendors and service providers. Additionally, we have implemented a labor scheduling model that takes a standardized approach to staffing our facilities. This allows us to better manage our labor hours and better predict our labor costs. To the extent we can continue to acquire facilities in clusters within geographic regions, we believe efficiencies will continue to improve.

•

Increasing Focus on Ancillary Revenue. We are increasing our focus on certain ancillary revenue opportunities. We have increased the emphasis on selling our customers tenant insurance to protect their belongings against loss or damage. We offer a wide assortment of packing and moving supplies that a customer would need to properly protect their items while in storage. We have implemented a standardized approach on how to sell these items to our customers as well. Additionally, we have national truck rental contracts with Penske and Budget to assist customers with their move. Furthermore, we have added the capability for customers to purchase boxes, locks and packing supplies online through our website. Users of this service pick up the supplies at their nearest SmartStop® facility, which increases revenue and increases the likelihood of such customers becoming self storage customers at one of our facilities.

Growth Opportunities.

While our primary focus is on acquiring stabilized self storage facilities that contribute to net cash flow, we have acquired a number of facilities that are either in the lease-up or development stage. By purchasing facilities that are still in the lease-up stage, we believe we can enhance stockholder value through the leasing efforts of our Property Manager and efficiencies created by our brand, website and other marketing efforts. Due to a lack of new supply in certain markets, we believe we can also create long-term stockholder value by developing or redeveloping certain self storage facilities.

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

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what our stockholders paid for their shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees or other consideration that would be paid to our Advisor.

Our Self Storage Acquisition Strategy

We will focus on the acquisition, ownership, operation and development of self storage facilities and activities relating to this type of property. Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.3 billion rentable square feet at approximately 49,940 facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. We believe the following factors will allow us to achieve market penetration, name recognition and national brand awareness and loyalty in the self storage industry, which will result in greater economies of scale:

•

the size and diversification of our self storage portfolio, which, as of December 31, 2012, consisted of 110 properties in 17 states and Canada with approximately 70,190 units and approximately 9.2 million square feet;

•

the management team of our Advisor and Property Manager which, in addition to our executive officers, includes regional and district property management professionals and on-site property management personnel;

•

our self storage branding strategy whereby we intend to re-brand every self storage facility we acquire under the “SmartStop® Self Storage” brand and our call center which provides access to information regarding our self storage facilities; and

•

our integrated marketing strategy for our online, phone and walk-in customers, which includes our customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, our web marketing tools, pay-per-click campaign (to generate leads and improve brand recognition), search engine optimization process to obtain a dominant position in browser listings and our social media campaigns provide us with a technological edge over competitors.

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

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of the Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential for both growth in value and for providing regular cash distributions to our stockholders. As a secondary focus, in an effort to maximize stockholder value, we have also acquired, and may continue to acquire, value-added properties in lease-up stage, as well as development properties. We believe that this strategy will benefit the overall composition of our portfolio in the future.

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

Our Borrowing Strategy and Policies

Although we intend to use low leverage (50% or less) to make our investments during the Offering, at certain times during the Offering, including the present, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in the Offering. At the current time, the debt markets are attractive, and our board believes that a higher debt leverage in these markets is beneficial to our long-term interests. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout the Offering. As of December 31, 2012, our book value based debt leverage was approximately 56% (leverage as of December 31, 2012 calculated based on gross asset value was approximately 51%).

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly—or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined (approximately 75% of the cost basis of our assets), unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

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

Conditions to Closing Acquisitions

We will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for the property and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any property on the delivery and verification of certain documents from the seller or other independent professionals, including but not limited to, where appropriate:

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

Joint Venture Investments

As of December 31, 2012, we had entered into several joint venture arrangements (see Note 2 of the Notes to the Consolidated Financial Statements contained in this report). In the future we may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.

We may enter into joint ventures with affiliates of our Sponsor, Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investment by us and the joint venture partner are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the joint venture or the property held by the joint venture. In the event that the venture partner were to elect to sell such interest, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

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

In 2010 we increased our ownership in Self Storage I DST, one of the DSTs acquired in a previous merger, from 3.05% to 19.75%. We subsequently acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. During 2012, we also acquired all of the interests in Madison County Self Storage DST, a DST sponsored by our Sponsor, such that we owned 100% of the interests as of December 28, 2012. We may in the future make additional investments in the other DSTs sponsored by our Sponsor or invest in other similar programs, but will only do so if our board of directors, including a majority of our independent directors, determines that our participation is in the best interest of our stockholders.

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

Construction and Development Activities

From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use taxable REIT subsidiaries or certain independent contractors to carry out these oversights and review functions. We will retain independent contractors to perform the actual construction work. As of December 31, 2012, we had one property that was under construction in Canada.

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

Disposition Policies

As of December 31, 2012, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investments in Mortgages

As of December 31, 2012, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

During 2010 we increased our ownership in Self Storage I DST, a DST sponsored by our Sponsor, from 3.05% to 19.75%. We subsequently acquired the remaining interests, such that we owned 100% of the interests as of February 2011. In 2011 and 2012, we increased our preferred equity investment in USA Hawthorne, LLC, the entity which has a direct interest in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant, by approximately $0.7 million to approximately $6.9 million. During 2012, we acquired all of the interests in Madison County Self Storage DST, a DST sponsored by our Sponsor, such that we owned 100% of the interests as of December 28, 2012. See Note 2 of the Notes to the Consolidated Financial Statements contained in this report. We may purchase additional properties from one or more affiliates of our Advisor in the future. Our board of directors has established a nominating and corporate governance committee, which will review and approve all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our Advisor and its affiliates.

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

Geographic Information

Our Canadian real estate assets represent approximately $34.2 million or approximately 6.0% of our net carrying value of real estate assets as of December 31, 2012. For the year ended December 31, 2012, approximately $1.7 million, or approximately 2.6% of our revenues, were generated by our Canadian real estate assets. As of December 31, 2012, one of our Canadian real estate assets is in the construction stage and is not yet generating revenue.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to this Offering and an Investment in Strategic Storage Trust, Inc.

We have limited established financing sources and we cannot assure our stockholders that we will be successful in the marketplace.

We were incorporated in August 2007 and commenced active business operations on May 22, 2008. As of December 31, 2012, we owned 110 properties in 17 states and Canada. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are in a similar stage of development.

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

We have incurred losses to date, have an accumulated deficit and we will not be profitable in 2013.

We incurred net losses of approximately $19.0 million, $21.4 million and $12.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Our accumulated deficits were approximately $61.9 million, $43.0 million and $21.6 million as of December 31, 2012, 2011 and 2010, respectively. Given that we are still in our fundraising and acquisition stage of development, we will not be profitable in 2013.

To date, we have paid a majority of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2012, we had received aggregate gross offering proceeds of approximately $137 million from the sale of approximately 13.7 million shares in our Offering, and aggregate gross offering proceeds of approximately $426 million from the sale of approximately 42.7 million shares in our Initial Offering and Offering. For the years ended December 31, 2008 and 2009, we funded 100% of our distributions using proceeds from our Initial Offering. For the year ended December 31, 2010, we funded 6.5% of our distributions using cash flow from operations and 93.5% using proceeds from our Initial Offering. For the year ended December 31, 2011, we funded 13.3% of our distributions using cash flow from operations and 86.7% using proceeds from our Initial Offering and Offering. For the year ended December 31, 2012, we funded 33.9% of our distributions using cash flow from operations and 66.1% using proceeds from our Initial Offering and Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns.

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

For the purposes of calculating the estimated net asset value per share, an independent third party appraiser valued our properties as of December 31, 2011. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price our stockholders will pay for shares in this offering is primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when they purchase shares or receive less than realizable value for their investment when they sell shares.

Our share price is primarily based on the estimated per share value of our shares, but also based upon subjective judgments, assumptions and opinions by management, which may or may not turn out to be correct. Therefore, our share price may not reflect the precise amount that might be paid to a stockholder for their shares in a market transaction.

Our current share price is primarily based on our net asset value per share, which was based on an estimate of the value of our properties—consisting principally of illiquid commercial real estate—as of December 31, 2011. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned self storage facilities as of December 31, 2011 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated net asset value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for our stockholders’ shares in a market transaction.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2012, we owned 110 properties in 17 states and Canada. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

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

Certain of our stockholders in the State of Washington may be entitled to rescission of their respective investments in our shares.

In the third quarter of 2012, we discovered that, due to a clerical error, we exceeded our registration amount in the State of Washington during a three month period in 2012. Upon this discovery, we immediately took action to increase our registration amount; however, stockholders who purchased shares in excess of the amount then-registered in the State of Washington may be entitled to rescission of their respective investment in our shares. If any of these Washington stockholders seek a rescission, we will be required to redeem their shares.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor. Our Advisor and its affiliates are actively involved in 11 other real estate programs (three of which invest in or own self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the appropriate manner, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

In the past, we completed two mergers with private real estate investment trusts sponsored by our Sponsor. During 2010 we increased our ownership from 3.05% to 19.75% in Self Storage I DST, a DST sponsored by our Sponsor. We subsequently acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. In 2012 we also acquired all of the interests in Madison County Self Storage DST, a DST sponsored by our Sponsor, such that we owned 100% of the interests as of December 28, 2012. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors approved all of the transactions discussed above and will approve all future transactions between us and our Advisor and its affiliates.

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

We may enter into joint ventures with other programs sponsored by our Sponsor for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities, related to the joint venture, that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investments.

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

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income—or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

In addition, the net book value per share of our common stock was approximately $5.48 as of December 31, 2012 as compared to our offering price per share of $10.79 as of December 31, 2012. Therefore, upon a purchase of our shares, our stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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

Our inability to increase revenue in our current development and lease-up properties could negatively affect our ability to cover distributions.

As of December 31, 2012, we owned several development and lease-up properties, including the Homeland Portfolio properties. Such properties are currently negatively impacting our results of operations and will continue to do so until the occupancy stabilizes. If several of these properties do not continue to perform as expected, our results of operations and our ability to cover distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we own and operate are leased directly to tenants who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, fire, floods, hurricanes, pollution, environmental matters or events caused by fault of a tenant, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our customers are required to acquire their own insurance coverage on storage contents or assume all of the risk. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors our Advisor may consider relevant. Historically, our Sponsor has maintained coverage that includes comprehensive property and general liability coverage, including customer goods legal liability coverage, which covers damage to customer goods due to liability on our part. However, there is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

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

We anticipate that the majority of the properties we acquire will have stabilized occupancy levels (generally at or above 80%). However, certain of the real properties we acquire may have a higher level of vacancy at the time of closing either because the property is in the process of being developed and constructed, is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues potentially resulting in lower cash distributions to our stockholders due to a lack of an optimum level of tenants. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. Also, because a property’s market value depends principally upon its occupancy rate, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Although we expect that we will invest primarily in properties that have operating histories or in which construction is complete, from time to time we may acquire unimproved real property, properties that are in need of redevelopment or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

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

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

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

Risks Associated with Debt Financing

If we breach covenants under our loan with KeyBank National Association, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us. On December 27, 2011, we entered into a secured credit facility with KeyBank National Association (“KeyBank”), and as of December 31, 2012 there was approximately $51.7 million outstanding on this loan. The KeyBank loan is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio and is cross-defaulted to other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on the KeyBank loan, Key Bank could accelerate our repayment date. If we do not have sufficient cash to repay this loan at that time, KeyBank could foreclose on the properties securing the loan. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us.

If we breach certain covenants or restrictions under certain of our debt agreements, we could be held in default thereunder, which could allow the lender to accelerate our repayment date or take other action that could materially adversely affect distributions to our stockholders and the value of our stockholders’ investments in us.

Certain of our loans contain various customary covenant requirements and restrictions. If we should breach those requirements or restrictions, or otherwise default on the loans, the respective lenders could accelerate our repayment date or take other action that could be detrimental to us and negatively affect our cash flow. Such actions could adversely affect the distributions we pay to our stockholders and the value of our stockholders’ investments in us.

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

Domestic and international financial markets have experienced significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Risks Associated with Co-Ownership of Real Estate

We may have increased exposure to liabilities from litigation as a result of our participation in a tenant-in-common program.

Strategic Capital Holdings, LLC, our Sponsor and an affiliate of our Advisor, has developed tenant-in-common programs to facilitate the acquisition of real estate properties to be owned in co-tenancy arrangements with persons who are looking to invest proceeds from a sale of real estate to qualify for like-kind exchange treatment under Section 1031 of the Code. We may participate in a tenant-in-common program by either co-investing in the property with the exchange investors or purchasing a tenant-in common interest from an affiliate of our Advisor, generally at the cost of the property paid by such affiliate. Changes in tax laws may result in tenant-in-common programs no longer being available, which may adversely affect such programs or cause them not to achieve their intended value. Even though we will not sponsor these tenant-in-common programs, we may be named in or otherwise required to defend against any lawsuits brought by tenant-in-common participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service (IRS) conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. In such event, we may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by other tenant-in-common participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

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

We may enter into tenant-in-common, Delaware Statutory Trust (DST), or other co-ownership arrangements with respect to a portion of the properties we acquire. In connection with the two mergers with private real estate investment trusts we completed on September 24, 2009, we acquired minority interests in several DSTs affiliated with our Sponsor. We also acquired additional interests in some of those DSTs subsequent to the mergers. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate, particularly in respect to tenant-in-common programs, such as the following:

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

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending the existing 15% qualified dividend rate for 2013 and subsequent taxable years for those individuals with incomes below certain thresholds. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

As of December 31, 2012, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. Of the 110 properties we wholly-owned as of December 31, 2012, 19 were acquired during 2012. As of December 31, 2012, we also had minority interests in eight additional self storage facilities located in three states, comprising approximately 5,550 units and approximately 600,400 rentable square feet. Our interests in these properties range from 0.28% to 12.26%. Additionally, we have a minority interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As of December 31, 2012, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)		Climate- Controlled %(2)	Rental Income %(3)
Alabama (4)	2	1,075	148,200		1.6%	73.2%		45.6%	1.1%
Arizona	4	1,975	243,900		2.7%	83.0%		21.0%	2.2%
California (4)	8	6,400	849,600		9.2%	91.0%		19.2%	15.2%
Florida	10	7,750	877,300		9.5%	81.6%		44.7%	11.0%
Georgia	22	12,990	1,708,900		18.6%	70.6%		52.3%	14.3%
Illinois	4	2,455	394,000	(5)	4.3%	75.5%		1.8%	4.3%
Kentucky	5	2,870	415,700		4.5%	85.0%		2.0%	4.3%
Mississippi	3	1,495	224,300		2.4%	79.1%		24.3%	0.5%
Nevada	8	4,735	639,000		7.0%	80.0%		60.0%	6.0%
New Jersey	5	4,180	399,600		4.4%	86.3%		59.7%	9.1%
New York	1	700	82,800		0.9%	86.4%		20.2%	1.1%
North Carolina	3	1,560	207,600		2.3%	83.5%		17.8%	1.8%
Ontario, Canada (6)	3	2,805	320,600		3.5%	55.8	% (7)	67.9%	2.9%
Pennsylvania	4	2,210	285,700		3.1%	72.2%		10.6%	2.8%
South Carolina	12	6,605	859,100		9.3%	75.0%		21.6%	8.4%
Tennessee	1	855	157,100		1.7%	80.2%		0.0%	0.9%
Texas (4)	10	6,250	1,036,600		11.3%	85.5%		21.8%	9.4%
Virginia	5	3,280	343,900		3.7%	78.5%		42.4%	4.7%

Total	110	70,190	9,193,900		100%	79.1%		33.5%	100%

(1)	Represents the occupied square feet of all facilities we own in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2012.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2012 for each state.
(3)	Represents rental income (excludes administrative fees, late fees, and ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2012.
(4)

Does not include properties in which we own a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property, and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Brewster property is currently under construction, thus the related occupancy statistics exclude this property.
(7)

Included in the occupancy calculation for Ontario, Canada is the Mississauga property, which was 34% occupied as of December 31, 2012. The construction on this property was fully completed in December 2012.

The map below shows the geographic location of our self storage portfolio as of December 31, 2012.

The weighted average capitalization rate at acquisition for these 110 self storage facilities we owned as of December 31, 2012 was approximately 7.22% (7.58% for the 85 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition, and we had two properties that were under development at acquisition). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Market Information

As of March 21, 2013, we had approximately 47.2 million shares of common stock outstanding, including approximately 3.3 million shares issued pursuant to our distribution reinvestment plan, held by a total of approximately 14,100 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.79 per share and at a price of approximately $10.25 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. We intend to provide the estimated value of our shares in our annual report each year.

Effective June 1, 2012, the offering price of our shares of common stock increased from $10.00 per share to $10.79 per share. This increase was primarily based on the April 2, 2012 estimated per share value of our common stock of $10.79 which was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies. Please see our Form 8-K filed with the SEC on April 3, 2012 for more detailed information relating to the key assumptions used by the independent third-party appraiser and the methodology used by our board of directors to determine the per share offering price. We intend to use this net asset valuation as the estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we expect to occur subsequent to the closing of our current Offering and in conformity with applicable FINRA rules. The estimated value per share does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2008 and 2009 all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds. For 2010, we paid a total of approximately $14.6 million in distributions, of which approximately $12.7 million constituted a non-taxable return of capital. For 2011, we paid a total of approximately $21.4 million in distributions, of which approximately $19.5 million constituted a non-taxable return of capital. For 2012, we paid a total of approximately $28.1 million in distributions, all of which constituted a non-taxable return of capital. In addition, approximately $12.3 million of distributions in 2012 were re-invested pursuant to our distribution reinvestment plan.

The following table shows the distributions we have declared and paid during the years ended December 31, 2012 and 2011:

Quarter	Total Distributions Declared and Paid (1)	Distributions Declared per Common Share
1st Quarter 2011	$4,656,227	$.175
2nd Quarter 2011	$5,188,650	$.175
3rd Quarter 2011	$5,566,844	$.175
4th Quarter 2011	$5,945,668	$.175
1st Quarter 2012	$6,135,014	$.175
2nd Quarter 2012	$6,576,722	$.175
3rd Quarter 2012	$7,645,017	$.175
4th Quarter 2012	$7,786,627	$.175

(1)

Declared distributions are paid monthly in arrears. All declared amounts were paid as of December 31, 2012, except for distributions related to shares owned during December 2012, which were paid on January 15, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2012, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	4,603,474
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	4,603,474

Use of Proceeds from Registered Securities

On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2012, we had issued approximately 42.7 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $426 million. From this amount, we incurred approximately $12.6 million in acquisition fees to our Advisor, approximately $39 million in selling commissions and dealer manager fees (of which approximately $31 million was reallowed to third party broker-dealers), and approximately $4.4 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $463 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008 as revised in October 2011 and March 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in our prospectus. During the year ended December 31, 2012, we redeemed approximately 1.3 million shares of common stock for approximately $12.6 million ($9.60 per share). During the year ended December 31, 2011, we redeemed approximately 993,300 shares of common stock for approximately $9.7 million ($9.75 per share). During the year ended December 31, 2010, we redeemed 381,800 shares of common stock for approximately $3.7 million ($9.57 per share). During the year ended December 31, 2009, we redeemed 11,916 shares of common stock for approximately $114,300 ($9.59 per share). We redeemed no shares of common stock in the year ended December 31, 2008. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

As of December 31, 2012, we had redemption requests for approximately 444,000 shares of common stock for approximately $4.3 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 76% of the other redemption requests. Such redemptions totaled approximately 343,600 shares for approximately $3.3 million ($9.69 per share) and were redeemed on January 31, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2012. As of December 31, 2012, we had approximately 100,400 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the first quarter of 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the year ended December 31, 2012, we redeemed shares as follows:

For the Quarter Ended (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2012	92,002	$9.65	92,002
June 30, 2012	566,969	$9.57	566,969
September 30, 2012	295,897	$9.62	295,897
December 31, 2012	355,659	$9.61	355,659

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the month following the end of each quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Operating Data
Total revenues	$66,610,504	$49,396,078	$26,161,182	$7,875,143	$365,651
Loss from continuing operations	(19,015,142)	(21,834,237)	(13,247,015)	(7,404,519)	(1,595,043)
Net loss attributable to Strategic Storage Trust, Inc.	(18,973,712)	(21,357,429)	(12,790,815)	(7,302,896)	(1,504,293)
Loss from continuing operations per common share-basic and diluted	(0.46)	(0.68)	(0.59)	(1.00)	(2.50)
Dividends declared per common share (annualized)	0.70	0.70	0.70	0.70	0.70

Balance Sheet Data
Real estate facilities	$604,727,895	$510,395,576	$274,568,200	$155,058,360	$15,166,724
Total assets	631,235,662	550,434,267	307,361,213	203,701,303	19,819,983
Total debt	353,440,758	330,043,207	119,811,948	78,256,583	4,000,000
Total liabilities	371,174,593	342,035,731	126,805,993	82,997,383	5,532,519
Stockholders’ equity	256,100,405	205,590,699	176,224,923	119,068,866	14,287,464

Other Data
Net cash provided by (used in) operating activities	$9,550,340	$2,838,807	$944,256	$(2,595,891)	$(1,106,248)
Net cash used in investing activities	(95,632,616)	(206,361,756)	(124,477,551)	(44,300,463)	(16,311,595)
Net cash provided by financing activities	86,814,473	210,297,834	106,192,928	68,060,180	19,831,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

As described in more detail in Item 1 of this report, we are a public, non-traded REIT that invests primarily in self storage facilities and related self storage real estate investments. We were formed on August 14, 2007. We made an election to be taxed as a REIT beginning with the taxable year ended December 31, 2008. We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement with our Advisor. Our Advisor was formed on August 13, 2007.

On March 17, 2008, we began our Initial Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our Offering. As of December 31, 2012, we had raised gross offering proceeds of approximately $426 million in our Initial Offering and our Offering.

As of December 31, 2012, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of December 31, 2012, we also had minority interests in eight additional self storage facilities. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

As of December 31, 2012, 2011 and 2010, we wholly-owned 110, 91 and 45 self storage facilities, respectively. The comparability of our results of operations is significantly affected by our acquisition activity in 2012, 2011 and 2010 as listed below.

•

In 2012, we acquired 19 self storage facilities for consideration of approximately $93 million. Of the 110 properties we owned as of December 31, 2012, we owned them for an average of approximately ten months during 2012.

•

In 2011, we acquired 46 self storage facilities for consideration of approximately $245 million. Of the 91 properties we owned as of December 31, 2011, we owned them for an average of approximately nine months during 2011.

•

In 2010, we acquired 19 self storage facilities for consideration of approximately $126 million. Of the 45 properties we owned as of December 31, 2010, we owned them for an average of approximately nine months during 2010.

Related to the acquisition activity noted above, we acquired the Homeland Portfolio (a lease-up portfolio with initial occupancy of 46%) on December 27, 2011. In connection therewith we incurred additional debt by entering into the Second Restated KeyBank Loan and the KeyBank Bridge Loan. Additional discussion of the aforementioned is included below.

Due to the items noted above, we believe there is little basis for comparison between the years ended December 31, 2012, 2011 and 2010.

Homeland Portfolio

On December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with initial occupancy of 46%) for $80 million. We believe that in 2013 the Homeland Portfolio will provide additional operating income and cash flows. However, we expect the Homeland Portfolio to continue to negatively impact our results of operations as it did in the year ended December 31, 2012, albeit to a lesser extent, for at least the next several fiscal quarters for several reasons. First, the Homeland Portfolio is a lease-up portfolio and while occupancy is increasing (69% as of December 31, 2012), these properties are currently operating at a loss, after considering interest expense and deferred financing amortization expense. Second, during 2012, we offered additional concessions to increase occupancy. However, as the occupancy begins to stabilize, such concessions will decrease and rental revenues should be positively impacted. Third, we incurred additional debt by entering into the Second Restated KeyBank Loan and the KeyBank Bridge Loan to acquire the Homeland Portfolio. See “Note 5 – Secured Debt”. This additional debt, the majority of which was utilized to fund the acquisition of the Homeland Portfolio, resulted in the recognition of approximately $4.2 million of interest expense and approximately $1.8 million deferred financing amortization expense (a non-cash expense) for the year ended December 31, 2012, which negatively impacted our operating results. Furthermore, for the year ended December 31, 2012, included in interest expense was $0.8 million and included in deferred financing amortization expense was $1.0 million of amounts related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012 and as such, these amounts will not impact future results. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Comparison of the Years Ended December 31, 2012 and 2011

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2012 was approximately $64.5 million, as compared to rental revenue for the year ended December 31, 2011 of approximately $48.1 million, an increase of approximately $16.4 million. The increase in rental revenue arises primarily from a full year of rental revenue from the 46 properties acquired in 2011 (approximately $12.1 million), the acquisition of 19 properties during 2012 (approximately $2.4 million) and an increase in same-store rental revenue (approximately $1.9 million). We expect rental revenue to increase in future periods as we derive rental revenue for the entire year for properties acquired during 2012 and as we acquire additional operating facilities.

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2012 was approximately $2.1 million, as compared to ancillary operating revenue for the year ended December 31, 2011 of approximately $1.3 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue and as a result of our emphasis on increasing tenant insurance sales. We expect ancillary operating revenue to increase in future periods as we derive ancillary operating revenue for the entire year for properties acquired during 2012 and as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2012 were approximately $25.9 million (approximately 38.9% of total revenues) as compared to property operating expenses for the year ended December 31, 2011 of approximately $19.4 million (approximately 39.3% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses arises from the increase in the number of self storage facilities we owned, partially off-set by a decrease in same-store property operating expenses of approximately $0.4 million. As a percentage of total revenues, our property operating expenses decreased by approximately 0.4% over 2011, primarily due to increased same-store revenues and cost reduction initiatives. Our same-store property operating expenses as a percentage of revenues decreased by 3.2% for the year ended December 31, 2012 (approximately 36.5% of total revenues) compared to the same period in 2011 (approximately 39.7% of total revenues) due to increased same-store revenues and cost reduction initiatives. We expect property operating expenses to increase in future periods as we incur such expenses for the entire year for properties acquired during 2012 and as we acquire additional self storage facilities.

Property Operating Expenses—affiliates

Property operating expenses—affiliates for the year ended December 31, 2012 were approximately $8.3 million (approximately 12.4% of total revenues) as compared to property operating expenses—affiliates for the year ended December 31, 2011 of approximately $5.7 million (approximately 11.5% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates primarily arises from the increase in the number of self storage facilities we owned. Property operating expenses—affiliates as a percentage of revenues increased by approximately 0.9% for the year ended December 31, 2012 compared to 2011, as the year ended December 31, 2012 included the Homeland Portfolio lease-up properties and the Mississauga lease-up property. Such lease-up properties’ operating expenses are significantly higher as a percentage of revenues than our stabilized properties. We expect that as these properties achieve stabilization their property operating expenses—affiliates as a percentage of revenues will decrease. Our same-store property operating expenses—affiliates as a percentage of revenues decreased by 0.4% for the year ended December 31, 2012 (approximately 10.9% of total revenues) compared to the same period in 2011 (approximately 11.3% of total revenues) primarily due to increased same-store revenues. We expect property operating expenses—affiliates to increase in future periods as we incur such expenses for the entire year for properties acquired during 2012 and as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $2.4 million for each of the years ended December 31, 2012 and 2011. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. During the year ended December 31, 2012 and the three final quarters of 2011, our Advisor permanently waived certain reimbursable amounts that were due pursuant to the advisory agreement. Such reimbursements, totaling approximately $250,000, were not waived in the first quarter of 2011. The reduction in general and administrative expenses in 2012, due to the waiver of such reimbursements for an additional quarter, was primarily off-set by an increase in transfer agent costs, as our investor base increased. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2012 were approximately $25.8 million, compared to approximately $23.4 million for year ended December 31, 2011. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized during the year ended December 31, 2012. We expect depreciation and amortization expenses to increase in future periods as we acquire additional operating facilities.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2012 were approximately $3.6 million, as compared to approximately $7.7 million for the year ended December 31, 2011. The decrease in property acquisition expenses arises primarily from acquiring fewer properties in 2012 compared to 2011. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the year ended December 31, 2012 was approximately $17.8 million, as compared to interest expense of approximately $11.9 million for the year ended December 31, 2011. The increase primarily relates to additional interest incurred on the Second Restated KeyBank Loan (approximately $3.8 million), the KeyBank Bridge Loan (approximately $0.8 million) and other new debt. We expect interest expense to increase in future periods as such expense is incurred for the entire year for debt transactions completed in 2012 and to the extent we acquire additional properties through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the year ended December 31, 2012 was approximately $3.5 million, as compared to approximately $1.3 million for the year ended December 31, 2011. The increase primarily relates to the additional amortization of deferred financing fees incurred on the Second Restated KeyBank Loan (approximately $1.1 million), the KeyBank Bridge Loan (approximately $0.9 million) and other new debt incurred.

Gain on Sale of Investment in Unconsolidated Joint Venture

Gain on sale of investment in unconsolidated joint venture for the year ended December 31, 2012 was approximately $0.8 million compared to none for the year ended December 31, 2011. The gain relates to the sale of our interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Revenue (1)	$38,828,725	$36,614,516	6.0%	$27,781,779	$12,781,562	117%	$66,610,504	$49,396,078	34.8%
Property operating expenses (2)	16,189,611	16,306,189	(0.7%)	13,421,094	5,779,488	132%	29,610,705	22,085,677	34.1%

Operating income	$22,639,114	$20,308,327	11.5%	$14,360,685	$7,002,074	105%	$36,999,799	$27,310,401	35.5%

Number of facilities (3)	46	46		65	46		111	92
Rentable square feet	4,265,000	4,265,000		5,006,800	3,667,700		9,271,800	7,932,700
Average physical occupancy (4)	80%	76%		N/M	N/M		77%	77%
Rent per occupied square foot (5)	$0.87	$0.87		N/M	N/M		$0.81	$0.83

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(3)	For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities.
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

Our increase in same-store revenue was primarily the result of increased average physical occupancy for the year of approximately 400 basis points over 2011 and increased tenant insurance revenue due to increased penetration rates year over year. Same-store operating income increased year over year due to the increased revenue noted above along with decreases in payroll, utilities and repairs and maintenance expenses.

In addition to the annual same-store comparison above, we have included the table below to illustrate the change of both same-store revenue and operating income in each quarter of 2012 over the same quarter in 2011:

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Same-store revenue growth (1)	3.5%	4.5%	5.5%	5.8%
Same-store operating income growth (2)	7.5%	5.7%	8.5%	10.4%
Number of properties	46	61	72	77

(1)

Represents the percentage change in revenue of our same-store facilities for the respective quarter in 2012 compared to the same quarter of 2011. Same-store revenue includes rental revenue, ancillary revenue, and administrative and late fees.

(2)

Represents the percentage change in operating income of our same-store facilities for the respective quarter in 2012 compared to the same quarter of 2011. Same-store operating income is calculated as revenue, as defined above, less property operating expenses (which excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses).

Comparison of the Years Ended December 31, 2011 and 2010

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2011 was approximately $48.1 million, as compared to rental revenue for the year ended December 31, 2010 of approximately $25.6 million. The increase in rental revenue arises primarily from the acquisition of 46 properties during 2011 (approximately $12.4 million) and a full year of rental revenue from the 19 properties acquired in 2010 (approximately $9.8 million).

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2011 was approximately $1.3 million, as compared to ancillary operating revenue for the year ended December 31, 2010 of approximately $0.6 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue and as a result of our increased emphasis on tenant insurance sales.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2011 were approximately $19.4 million as compared to property operating expenses for the year ended December 31, 2010 of approximately $10.1 million. The increase in property operating expenses arises primarily from the acquisition of 46 properties during 2011 and a full year of property operating expenses from the 19 properties acquired in 2010. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing.

Property Operating Expenses—affiliates

Property operating expenses—affiliates for the year ended December 31, 2011 were approximately $5.7 million as compared to property operating expenses—affiliates for the year ended December 31, 2010 of approximately $2.7 million. Property operating expenses—affiliates include property management fees and asset management fees. The increase in property operating expenses—affiliates is due to the same factors as noted above in property operating expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 were approximately $2.4 million as compared to general and administrative expenses for the year ended December 31, 2010 of approximately $2.8 million. Such expenses consist primarily of legal and accounting expenses, directors’ and officers’ insurance expense, transfer agent costs, an allocation of a portion of our Advisor’s payroll related costs and board of director’s related costs. The decrease is primarily due to our Advisor’s permanent waiver of certain reimbursable amounts due pursuant to the advisory agreement; such amounts were waived for the last three fiscal quarters of 2011 and totaled approximately $740,000 for the year ended December 31, 2011. Partially offsetting the reduction related to the aforementioned waived reimbursable amounts were additional costs related to branding and other increases commensurate with our increased size.

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

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Revenue (1)	$19,987,673	$19,567,237	2.1%	$29,408,405	$6,593,945	346%	$49,396,078	$26,161,182	88.8%
Property operating expenses (2)	8,558,310	8,432,797	1.5%	13,527,367	2,948,320	359%	22,085,677	11,381,117	94.1%

Operating income	$11,429,363	$11,134,440	2.6%	$15,881,038	$3,645,625	336%	$27,310,401	$14,780,065	84.8%

Number of facilities (3)	27	27		65	19		92	46
Rentable square feet	2,630,400	2,630,400		5,302,300	1,634,600		7,932,700	4,265,000
Average physical occupancy (4)	79%	79%		N/M	N/M		77%	78%
Rent per occupied square foot (5)	$0.74	$0.74		N/M	N/M		$0.83	$0.82

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(3)	For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities.
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

Our increase in same-store revenue was primarily the result of slightly increased average physical occupancy of approximately 30 basis points over the prior year and increased tenant insurance revenue due to increased penetration rates achieved in the fourth quarter of 2011. Same-store operating income increased year over year due to the increased revenue noted above, off-set primarily by moderate increases in property taxes and repairs and maintenance, while other costs generally remained constant.

In addition to the annual same-store analysis above, we have included the table below to illustrate the change of both same-store revenue and operating income in each quarter of 2011 relative to the same quarter in 2010:

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Same-store revenue change(1)	2.1%	1.7%	0.9%	2.3%
Same-store operating income change (2)	4.6%	2.9%	0.1%	(0.4%)
Number of properties	27	30	35	36

(1)

Represents the percentage change in revenue of our same-store facilities for the respective quarter in 2011 compared to the same quarter of 2010. Same-store revenue includes rental revenue, ancillary revenue, and administrative and late fees.

(2)

Represents the percentage change in operating income of our same-store facilities for the respective quarter in 2011 compared to the same quarter of 2010. Same-store operating income is calculated as revenue, as defined above, less property operating expenses (which exclude corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses).

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Diminution in value may occur if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or other measures necessary to maintain the assets are not undertaken. However, we believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, in the determination of FFO, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying value, or book value, exceeds the total estimated undiscounted future cash flows (including net rental revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Testing for impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations; it could be difficult to recover any impairment charges through the eventual sale of the property. To date, we have not recognized any impairments.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss attributable to Strategic Storage Trust, Inc.	$(18,973,712)	$(21,357,429)	$(12,790,815)
Add:
Depreciation	13,882,475	9,303,615	4,943,856
Amortization of intangible assets	11,547,843	13,935,903	8,143,379
Deduct:
Gain on sale of investment in unconsolidated joint venture	(815,000)	—	—
Adjustment for noncontrolling Interests (2)	(335,036)	(750,351)	(737,227)

FFO	5,306,570	1,131,738	(440,807)
Other Adjustments:
Acquisition expenses (3)	3,647,635	7,743,034	5,243,604
Amortization of fair value adjustments of secured debt (4)	190,724	364,438	288,684
Realized and unrealized (gains) losses on foreign exchange holdings (5)	(60,281)	16,833	(106,427)
Debt defeasance costs (6)	—	49,750	—
Adjustment for noncontrolling Interests (2)	(78,091)	(112,654)	(48,160)

Modified FFO (1)	$9,006,557	$9,193,139	$4,936,894

As discussed in Results of Operations, our net loss and MFFO for the year ended December 31, 2012, has been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition in Results of Operations.

(1)	Changes in MFFO between the year ended December 31, 2012 and 2011 include the following:

•

Total revenues less all property operating expenses were approximately $32.5 million for the year ended December 31, 2012 compared to approximately $24.3 million for the year ended December 31, 2011, thereby increasing MFFO by approximately $8.2 million. Such increase was primarily due to the acquisition of 65 properties during 2011 and 2012, along with an increase in same store operating income of approximately $2.3 million or approximately 11.5%.

•

A decrease in MFFO of approximately $6.0 million due to increased interest expense, primarily related to additional interest incurred on the Second Restated KeyBank Loan (approximately $3.8 million), the KeyBank Bridge Loan (approximately $0.8 million) and other new debt incurred. The KeyBank Bridge Loan was repaid in full on August 7, 2012.

•

A decrease in MFFO of approximately $2.1 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.9 million related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012.

Changes in MFFO between the year ended December 31, 2011 and 2010 include the following:

•

Total revenues less all property operating expenses were approximately $24.3 million for the year ended December 31, 2011 compared to approximately $13.4 million for the year ended December 31, 2010, thereby increasing MFFO by approximately $10.9 million. Such increase was primarily due to the acquisition of 65 properties during 2010 and 2011.

•	A decrease in MFFO of approximately $5.8 million due to increased interest expense, primarily related to interest on new debt incurred in 2011.

•

A decrease in MFFO of approximately $1.0 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.7 million related to the Second Restated KeyBank Loan.

(2)

Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation and amortization of intangible assets was $225,000, $621,000 and $737,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Amortization of deferred financing costs of approximately $3.5 million, $1.3 million and $0.3 million was recognized as interest expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended
	December 31, 2012	December 31, 2011	Change
Net cash flow provided by (used in):
Operating activities	$9,550,340	$2,838,807	$6,711,533
Investing activities	(95,632,616)	(206,361,756)	110,729,140
Financing activities	86,814,473	210,297,834	(123,483,361)

Cash flows provided by operating activities for the years ended December 31, 2012 and 2011 were approximately $9.6 million and $2.8 million, respectively, an increase in cash provided year to year of approximately $6.8 million. The increase in cash provided compared to the prior period primarily relates to an improvement in the net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the years ended December 31, 2012 and 2011 were approximately $95.6 million and $206.4 million, respectively, a decrease in the use of cash of approximately $110.7 million. The decrease compared to the prior period primarily relates to the decreased amount spent on acquisitions.

Cash flows provided by financing activities for the years ended December 31, 2012 and 2011 were approximately $86.8 million and $210.3 million, respectively, a decrease in the cash provided of approximately $123.5 million. The decrease in cash provided by financing activities over the prior period primarily relates to a decrease in proceeds from new debt and an increase in repayments of debt, partially off-set by an increase of cash raised from the Offering.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

As set forth earlier, the current expiration date of our Offering is September 22, 2013, and based on our current sales pace, we believe the proceeds from our Offering should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

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

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

Our distributions paid over the last two years and the sources of such distributions are detailed below.

	Year Ended December 31, 2012		Year Ended December 31, 2011
Distributions paid in cash	$15,831,397		$12,311,945
Distributions reinvested	12,311,983		9,045,444

Total distributions	$28,143,380		$21,357,389

Source of distributions
Cash flows provided by operations	$9,550,340	33.9%	$2,838,807	13.3%
Proceeds from issuance of common stock	18,593,040	66.1%	18,518,582	86.7%

Total sources	$28,143,380	100.0%	$21,357,389	100.0%

Cash flows provided by operations for the years ended December 31, 2012 and 2011 include approximately $3.6 million and $7.7 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through December 31, 2012, we paid cumulative distributions of approximately $71 million, as compared to cumulative FFO of approximately $1.5 million. For the year ended December 31, 2012, we incurred distributions of approximately $28.8 million, as compared to FFO of approximately $5.3 million. For the year ended December 31, 2011, we incurred distributions of approximately $21.9 million, as compared to FFO of approximately $1.1 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2012, we had approximately $354.0 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $0.6 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of December 31, 2012 was approximately 5.4%. As of December 31, 2012, approximately $65.5 million of our total consolidated indebtedness was variable rate debt.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity investments, for the payment of operating expenses, capital improvements on our properties, equity distributions and for debt service on our outstanding indebtedness. As set forth above, our board of directors has approved the closing of our Offering and we currently expect our Offering to close on or around September 22, 2013. Our board of directors is currently contemplating a number of strategies for the next steps in our life cycle. Absent the implementation of those strategies, we generally expect our cash needs for items, other than property acquisitions, will be met from operations and the issuance of additional debt or equity instruments.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. We believe our ability to refinance or secure new debt will in part be affected by our ability to continue to lease-up certain development projects and other lease-up acquisitions. If such facilities continue to progress we believe our ability to borrow against those assets will be favorably impacted. To the extent we are not able to secure requisite additional financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity instruments and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage interest (1)	$111,241,852	$18,309,225	$31,846,379	$21,676,046	$39,410,202
Mortgage principal (1)	354,016,931	19,682,080	97,356,043	80,858,250	156,120,558
Operating leases	3,236,256	132,300	272,318	277,830	2,553,808

Total contractual obligations	$468,495,039	$38,123,605	$129,474,740	$102,812,126	$198,084,568

(1)

Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate in effect as of December 31, 2012. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

Seasonality

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

As of December 31, 2012 and 2011, our debt consisted of approximately $288.5 million and $217.4 million, respectively, in fixed rate debt and approximately $65.5 million and $113.7 million, respectively, in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate date that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.2 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of December 31, 2012:

	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$6,202,559	$14,935,356	$30,579,553	$46,668,493	$33,981,671	$156,120,558	$288,488,190	$298,636,303
Average interest rate	5.41%	5.41%	5.42%	5.39%	5.23%	5.13%	—	—
Variable rate debt(1)	$13,479,521	$51,841,134	$—	$208,086	$—	$—	$65,528,741	$65,528,741
Average interest rate	4.78%	4.75%	5.25%	5.25%	—	—	—	—

(1)	Foreign currency obligations have been converted at the conversion rate in effect as of the end of the period.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into additional derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument or foreign currency hedges to mitigate our risk to foreign currency exposure. We will not enter into derivative or interest rate transactions for speculative purposes. The following table summarizes annually the notional amounts and related pay rates on our derivative instrument as of December 31, 2012:

	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Variable to Fixed – Average receive rate is one month LIBOR (1)	$45,000,000	$—	$—	$—	$—	$—
Average pay rate	0.9075%	—	—	—	—	—

(1)	The $45,000,000 notional amount is effective through the maturity of the debt, December 24, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth below beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2012, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2013 Proxy Statement. Only those sections of the 2013 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 29, 2013.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ H. MICHAEL SCHWARTZ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2013

/s/ MICHAEL S. MCCLURE Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2013

/S/ HAROLD “SKIP” PERRY Harold “Skip” Perry	Independent Director	March 29, 2013

/S/ TIMOTHY S. MORRIS Timothy S. Morris	Independent Director	March 29, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheet of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. Strategic Storage Trust, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick, LLC

Los Angeles, CA
March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheet of Strategic Storage Trust, Inc. and Subsidiaries of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Strategic Storage Trust, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2011 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.

Baltimore, Maryland
March 29, 2013

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$13,998,391	$13,217,410
Real estate facilities:
Land	178,459,163	149,269,391
Buildings	389,149,948	330,842,349
Site improvements	37,118,784	30,283,836

	604,727,895	510,395,576
Accumulated depreciation	(29,840,320)	(15,971,288)

	574,887,575	494,424,288
Construction in process	5,233,426	1,754,582

Real estate facilities, net ($16,829,789 and $17,070,146 related to VIEs)	580,121,001	496,178,870
Deferred financing costs, net of accumulated amortization	5,989,290	7,449,525
Intangible assets, net of accumulated amortization	11,635,112	15,922,955
Restricted cash	6,449,225	5,234,479
Investments in unconsolidated joint ventures	8,772,005	9,180,538
Other assets	4,270,638	3,250,490

Total assets	$631,235,662	$550,434,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,149,024 and $10,210,249 related to VIEs)	$353,440,758	$330,043,207
Accounts payable and accrued liabilities	12,726,888	7,855,033
Due to affiliates	2,282,344	2,065,615
Distributions payable	2,724,603	2,071,876

Total liabilities	371,174,593	342,035,731

Commitments and contingencies (Note 8)

Redeemable common stock	3,960,664	2,807,837

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 46,184,742 and 35,020,561 shares issued and outstanding at December 31, 2012 and 2011, respectively	46,184	35,021
Additional paid-in capital	383,072,118	285,211,557
Distributions	(71,401,126)	(42,602,530)
Accumulated deficit	(61,929,145)	(42,955,433)
Accumulated other comprehensive loss	(682,692)	(829,652)

Total Strategic Storage Trust, Inc. stockholders’ equity	249,105,339	198,858,963

Noncontrolling interest in operating partnership	1,149,679	718,907
Other noncontrolling interests	5,845,387	6,012,829

Total noncontrolling interests	6,995,066	6,731,736

Total stockholders’ equity	256,100,405	205,590,699

Total liabilities and stockholders’ equity	$631,235,662	$550,434,267

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Revenues:
Self storage rental revenue	$64,464,466	$48,109,145	$25,576,080
Ancillary operating revenue	2,146,038	1,286,933	585,102

Total revenues	66,610,504	49,396,078	26,161,182

Operating expenses:
Property operating expenses	25,878,556	19,402,185	10,114,722
Property operating expenses – affiliates	8,254,016	5,702,921	2,667,357
General and administrative	2,361,229	2,405,218	2,837,481
Depreciation	14,254,525	9,422,606	5,002,442
Intangible amortization expense	11,547,843	13,935,903	8,143,379
Property acquisition expenses—affiliates	2,415,200	5,706,838	3,206,832
Other property acquisition expenses	1,232,435	2,036,196	2,036,772

Total operating expenses	65,943,804	58,611,867	34,008,985

Operating income (loss)	666,700	(9,215,789)	(7,847,803)

Other income (expense):
Interest expense	(17,813,762)	(11,859,146)	(5,957,460)
Deferred financing amortization expense	(3,466,463)	(1,331,514)	(314,637)
Equity in earnings of real estate ventures	887,551	852,728	867,178
Gain on sale of investment in unconsolidated joint venture	815,000	—	—
Other	(104,168)	(280,516)	5,707

Net loss	(19,015,142)	(21,834,237)	(13,247,015)
Less: Net loss attributable to the noncontrolling interest in our operating partnership	83,435	118,601	9,935
Net (income) loss attributable to other noncontrolling interests	(42,005)	358,207	446,265

Net loss attributable to Strategic Storage Trust, Inc.	$(18,973,712)	$(21,357,429)	$(12,790,815)

Net loss per share—basic	$(0.46)	$(0.68)	$(0.59)
Net loss per share—diluted	$(0.46)	$(0.68)	$(0.59)

Weighted average shares outstanding—basic	41,103,477	31,243,109	21,706,053
Weighted average shares outstanding—diluted	41,103,477	31,243,109	21,706,053

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net loss	$(19,015,142)	$(21,834,237)	$(13,247,015)
Other comprehensive income (loss):
Foreign currency translation adjustments	381,663	(642,434)	124,412
Change in fair value of interest rate swap	(234,703)	(311,630)	—

Other comprehensive income (loss)	146,960	(954,064)	124,412

Comprehensive loss	(18,868,182)	(22,788,301)	(13,122,603)
Comprehensive loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	82,806	123,963	9,820
Comprehensive (income) loss attributable to other noncontrolling interests	(42,005)	358,207	446,265

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(18,827,381)	$(22,306,131)	$(12,666,518)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2009	16,638,556	$16,639	$125,714,066	$(5,540,748)	$(8,807,189)	$—	$7,686,098	$119,068,866
Gross proceeds from issuance of common stock	9,748,692	9,749	97,232,099	—	—	—	—	97,241,848
Offering costs	—	—	(11,282,720)	—	—	—	—	(11,282,720)
Changes to redeemable common stock	—	—	(2,526,838)	—	—	—	—	(2,526,838)
Redemptions of common stock	(381,834)	(382)	(3,655,114)	—	—	—	—	(3,655,496)
Issuance of restricted stock	1,875	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(15,194,030)	—	—	—	(15,194,030)
Distributions for noncontrolling interests	—	—	—	—	—	—	(324,582)	(324,582)
Issuance of shares for distribution reinvestment plan	650,772	651	6,181,683	—	—	—	—	6,182,334
Reduction of noncontrolling interests through additional investment	—	—	—	—	—	—	(184,251)	(184,251)
Stock based compensation expense	—	—	22,393	—	—	—	—	22,393
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(12,790,815)	—	—	(12,790,815)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(456,200)	(456,200)
Foreign currency translation adjustment	—	—	—	—	—	124,412	—	124,412

Balance as of December 31, 2010	26,658,061	26,659	211,685,569	(20,734,778)	(21,598,004)	124,412	6,721,065	176,224,923

Gross proceeds from issuance of common stock	8,401,149	8,401	83,847,852	—	—	—	—	83,856,253
Offering costs	—	—	(10,350,548)	—	—	—	(76,055)	(10,426,603)
Changes to redeemable common stock	—	—	634,694	—	—	—	—	634,694
Redemptions of common stock	(993,301)	(993)	(9,679,145)	—	—	—	—	(9,680,138)
Issuance of restricted stock	2,500	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(21,867,752)	—	—	—	(21,867,752)
Distributions for noncontrolling interests	—	—	—	—	—	—	(367,225)	(367,225)
Issuance of shares for distribution reinvestment plan	952,152	952	9,044,492	—	—	—	—	9,045,444
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	930,759	930,759
Stock based compensation expense	—	—	28,643	—	—	—	—	28,643
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(21,357,429)	—	—	(21,357,429)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(476,808)	(476,808)
Foreign currency translation adjustment	—	—	—	—	—	(642,434)	—	(642,434)
Change in fair value of interest rate swap	—	—	—	—	—	(311,630)	—	(311,630)

Balance as of December 31, 2011	35,020,561	$35,021	$285,211,557	$(42,602,530)	$(42,955,433)	$(829,652)	$6,731,736	$205,590,699

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Gross proceeds from issuance of common stock	11,235,955	11,236	113,932,158	—	—	—	—	113,943,394
Offering costs	—	—	(12,016,241)	—	—	—	—	(12,016,241)
Changes to redeemable common stock	—	—	(3,593,608)	—	—	—	—	(3,593,608)
Redemptions of common stock	(1,310,527)	(1,311)	(12,575,925)	—	—	—	—	(12,577,236)
Issuance of restricted stock	3,125	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(28,798,596)	—	—	—	(28,798,596)
Distributions for noncontrolling interests	—	—	—	—	—	—	(249,055)	(249,055)
Issuance of shares for distribution reinvestment plan	1,235,628	1,235	12,310,748	—	—	—	—	12,311,983
Repurchase of limited partnership units in our Operating Partnership	—	—	(221,335)	—	—	—	(175,403)	(396,738)
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	729,218	729,218
Stock based compensation expense	—	—	24,764	—	—	—	—	24,764
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(18,973,712)	—	—	(18,973,712)
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(41,430)	(41,430)
Foreign currency translation adjustment	—	—	—	—	—	381,663	—	381,663
Change in fair value of interest rate swap	—	—	—	—	—	(234,703)	—	(234,703)

Balance as of December 31, 2012	46,184,742	$46,184	$383,072,118	$(71,401,126)	$(61,929,145)	$(682,692)	$6,995,066	$256,100,405

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(19,015,142)	$(21,834,237)	$(13,247,015)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	29,268,831	24,690,023	13,460,458
Noncash interest expense	190,724	364,438	288,684
Expense related to issuance of restricted stock	24,767	28,645	22,396
Equity in income of unconsolidated joint ventures	(783,452)	(710,616)	(726,958)
Distributions from unconsolidated joint ventures	816,720	802,086	448,623
Gain on sale of unconsolidated joint venture	(815,000)	—	—
Foreign currency exchange (gain) loss	(60,281)	16,833	(106,427)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,214,746)	(1,763,420)	(73,211)
Other assets	(1,184,733)	(1,649,563)	(478,356)
Accounts payable and other accrued liabilities	2,033,098	1,464,568	1,703,801
Due to affiliates	289,554	1,430,050	(347,739)

Net cash provided by operating activities	9,550,340	2,838,807	944,256

Cash flows from investing activities:
Purchase of real estate	(85,546,702)	(198,143,849)	(118,405,477)
Additions to real estate facilities	(5,330,259)	(4,467,642)	(2,464,930)
Development and construction of real estate facilities	(7,924,666)	(4,307,108)	—
Deposits on acquisition of real estate facilities	—	1,069,201	(1,069,201)
Additional investment in unconsolidated joint ventures	(234,735)	(512,358)	(2,353,692)
Proceeds from land disposition	1,978,746	—	—
Proceeds from sale of investment in unconsolidated joint venture	1,425,000	—	—
Additional investment in noncontrolling interest	—	—	(184,251)

Net cash flows used in investing activities	(95,632,616)	(206,361,756)	(124,477,551)

Cash flows from financing activities:
Proceeds from issuance of secured debt	82,217,152	179,290,017	37,585,000
Principal payments on secured debt	(3,157,375)	(1,752,724)	(640,927)
Repayment of secured debt	(62,833,334)	(9,939,555)	(3,255,000)
Deferred financing costs	(2,001,411)	(6,462,085)	(1,649,241)
Gross proceeds from issuance of common stock	113,943,394	83,856,253	97,241,848
Offering costs	(12,016,241)	(10,426,603)	(11,282,720)
Repurchase of limited partnership units in our Operating Partnership	(396,738)	—	—
Redemptions of common stock	(12,577,236)	(9,680,138)	(3,655,496)
Distributions paid to common stockholders	(15,831,397)	(12,311,945)	(8,429,845)
Distributions paid to noncontrolling interests	(251,541)	(363,078)	(324,582)
Escrow receivable	(182,290)	(181,750)	120,154
Due to affiliates	(98,510)	(180,558)	483,737
Restricted cash	—	(1,550,000)	—

Net cash flows provided by financing activities	86,814,473	210,297,834	106,192,928

Effect of exchange rate changes on cash	48,784	4,434	—
Increase (decrease) in cash and cash equivalents	780,981	6,779,319	(17,340,367)
Cash and cash equivalents, beginning of period	13,217,410	6,438,091	23,778,458

Cash and cash equivalents, end of period	$13,998,391	$13,217,410	$6,438,091

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$17,903,925	$10,965,627	$5,494,139
Interest capitalized	$498,772	$352,095	$—
Distributions payable	$2,724,603	$2,071,876	$1,557,367
Issuance of shares pursuant to distribution reinvestment plan	$12,311,983	$9,045,444	$6,182,334
Seller notes payable issued in connection with purchase of real estate	$—	$—	$4,800,000
Assumption of notes payable issued in connection with purchase of real estate	$6,706,790	$42,580,540	$3,199,696
Issuance of limited partnership units in our Operating Partnership in connection with the purchase of real estate facilities	$729,218	$930,759	$—
Foreign currency translation adjustment – Real estate facilities, net	$614,721	$(695,064)	$220,547

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of December 31, 2012, we owned 99.46% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.04%) and unaffiliated third parties (0.50%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the current

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

expiration date of our Offering on September 22, 2013, and our current sales pace, which our board of directors believes should allow us to raise sufficient capital to move to the next phase of our life cycle, our board of directors approved closing our Offering within the original two year offering period. We currently expect to close our Offering on or around September 22, 2013, although the board of directors has reserved its right to close the Offering prior to that date if the board of directors deems it appropriate. Our board may also extend our Offering for an additional year, or in certain circumstances, longer. We currently plan to continue to offer shares under our distribution reinvestment plan beyond the above date; however, we may terminate the distribution reinvestment plan offering at any time. As of December 31, 2012, we had issued approximately 42.7 million shares of common stock for approximately $426 million in our Initial Offering and our Offering and also issued 6.2 million shares in a private offering.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

As of December 31, 2012, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of December 31, 2012, we also had minority interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

Reclassifications

Certain amounts previously reported in our 2010 and 2011 financial statements have been reclassified to conform to the fiscal 2012 presentation.

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

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2012 and 2011, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of December 31, 2012 and 2011, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of December 31, 2012, the consolidated joint venture had net real estate assets of approximately $16.8 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured debt and approximately $5.8 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary as our Sponsor is not deemed to have a variable interest in the SF property.

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

December 31, 2012

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $7.3 million and approximately $15.7 million in intangible assets to recognize the value of in-place leases related to our acquisitions in 2012 and 2011, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2012, 2011 and 2010 we expensed approximately $3.6 million, $7.7 million and $5.2 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2012, 2011 and 2010, no impairment losses have been recognized.

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

Investments representing passive preferred equity and/or minority interests are accounted for under the cost method. Under the cost method, our investments in real estate ventures are carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

Through mergers with REIT I and REIT II in 2009, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one of which became wholly-owned in 2011, as further described in Note 3 and another which was sold in May 2012 as further described below), all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Two of those investments are passive or limited partner interests in self storage facilities (such properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about the DSTs significant activities) and are therefore accounted for under the cost method; our aggregate investment therein is approximately $0.1 million. Individually our ownership interest in those investments ranges from approximately 0.28% to 1.49%; the carrying value of the investments ranged from approximately $27,000 to $100,000 and our risk of loss is limited to our individual investment therein.

In May 2012, our equity interests in an unconsolidated joint venture which owns a self storage facility in Baltimore, Maryland were redeemed for approximately $1.4 million. This resulted in a gain of approximately $0.8 million, which is included in gain on sale of investment in unconsolidated joint venture in our Consolidated Statements of Operations for the year ended December 31, 2012.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2013, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.3 million loan used to secure the Hawthorne property; the loan has a maturity date of

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

August 1, 2020. As of December 31, 2012, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $27.9 million.

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

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2012 and 2011, accumulated amortization of in-place lease intangibles totaled approximately $36.4 million and $24.9 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The total estimated amortization expense of intangible assets for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is approximately $7.7 million, $2.9 million, $1.1 million, $0 and $0, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2012 and 2011, accumulated amortization of deferred financing costs totaled approximately $4.4 million and $1.5 million, respectively.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the primary offering portion of our Initial Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2012, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

During the year ended December 31, 2012, we redeemed approximately 1.3 million shares of common stock for approximately $12.6 million ($9.60 per share). As of December 31, 2012, we had redemption requests for approximately 444,000 shares of common stock for approximately $4.3 million that, if honored in full, would

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 76% of the other redemption requests. Such redemptions totaled approximately 343,600 shares for approximately $3.3 million ($9.69 per share) and were redeemed on January 31, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2012. As of December 31, 2012, we had approximately 100,400 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the first quarter of 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the years ended December 31, 2012, 2011 and 2010, we recorded a gain of approximately $60,000, a loss of approximately $17,000 and a gain of approximately $106,000, respectively.

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

December 31, 2012

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and equity consideration related to acquisitions we made during 2012 and 2011. The fair values of these assets, liabilities and equity consideration were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at December 31, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2012
	Fair Value	Carrying Value
Fixed Rate Secured Debt	$298,636,303	$287,912,016

As of December 31, 2012, we had an interest rate swap on one of our loans (See Note 5). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2012, we had $546,333 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

December 31, 2012

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the years ended December 31, 2012, 2011 and 2010, 6,250, 6,875 and 6,875 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

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

Note 3. USA Self Storage I, DST and Madison County Self Storage, DST Acquisitions

In February 2011, we, through an indirect wholly-owned subsidiary, closed on the purchase of the remaining 80.247% in beneficial interests (“Interests”) in USA Self Storage I, DST (“SS I, DST”), a Delaware statutory trust sponsored by our Sponsor, from approximately 40 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. The agreed upon purchase price the Interests acquired, which was based on the aggregate appraised value of the properties, was approximately $30.1 million ($37.55 million total purchase price multiplied by 80.247%). The consideration consisted of approximately $10.2 million in cash along with approximately 70,000 limited partnership units in our Operating Partnership and the ratable portion of approximately $23.3 million of three separate bank loans held by the three property owning subtrusts (the “Subtrusts”) of SS I, DST (the “Bank of America Loans”).

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

We paid our Advisor approximately $377,000 in acquisition fees in connection with these acquisitions.

SS I, DST, through the Subtrusts, owns 10 self storage facilities located in Georgia, North Carolina and Texas with an aggregate of approximately 5,425 units and 800,400 rentable square feet. The three Subtrusts lease their respective properties to master tenants (the “Tenants”) on a triple-net basis pursuant to master leases (the “Leases”) that have terms of 10 years and expire on November 1, 2015. The Tenants are owned by affiliates of the Sponsor. Under the Leases, the Tenants pay a stated monthly rent equivalent to the monthly debt service payment under the Bank of America Loans, which is paid directly to the lender on behalf of the Subtrusts, a monthly stated rent equivalent to an investor return of 7.0% per annum, and may pay certain annual bonus rent per the terms of the Leases, both of which stated rent and bonus rent are remitted to the Subtrusts. As an Interest holder, we are entitled to our pro rata share of the total rent less the debt service under the Bank of America Loans. The Tenants are entitled to retain any cash flow in excess of these rent payments. We and our Sponsor along with its affiliates have agreed to assign 100% of the economic benefits and obligations from these properties to us in exchange for indemnification by us for any potential liability incurred subsequent to the assignment by the Sponsor in connection with the Leases.

The properties owned by the Subtrusts are subject to the three Bank of America Loans, which had an aggregate principal balance of approximately $23.3 million as of February 1, 2011. The Bank of America Loans bear a fixed interest rate of 5.18%, had original terms of 10 years and mature on November 1, 2015. The Bank of America Loans required monthly interest-only payments during the first three years of their terms and now require monthly principal-and-interest payments based on a 30-year amortization period. Each of the Bank of America Loans is secured only by the properties owned by the respective Subtrust that obtained such loan.

During the third and fourth quarters of 2012, we purchased beneficial interests (the “Madison Interests”) in Madison County Self Storage, DST (“Madison DST”), a Delaware statutory trust sponsored by our Sponsor, from 13 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were completed on December 28, 2012, when we acquired the remaining 52%, such that we then owned 100% of the Madison Interests. The agreed upon purchase price of the Madison Interests acquired, based on the aggregate appraised value of the two properties owned by Madison DST, was approximately $10.7 million, consideration provided consisted of approximately $3.1 million in cash along with the issuance of approximately 84,000 limited partnership units in our Operating Partnership and the assumption of an approximately $6.5 million bank loan held by Madison DST (the “Bank of America Loan –4”). Madison DST leased its properties to a master tenant (the “Tenant”) on a triple-net basis pursuant to a master lease (the “Lease”). The Tenant is owned by affiliates of the Sponsor. Such Lease was terminated effective December 28, 2012.

We paid our Advisor approximately $133,000 in acquisition fees in connection with these acquisitions.

The Madison DST owns two self storage facilities located in Mississippi with an aggregate of approximately 895 units and 149,300 rentable square feet. The properties owned by the Madison DST are subject to the Bank of America Loan – 4, which had an aggregate principal balance of approximately $6.5 million as of the acquisition dates of the Madison Interests. The loan bears a fixed interest rate of 6.33% and had an original term of ten years and matures on October 1, 2017. The loan is secured only by the two properties owned by the Madison DST that obtained such loan.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Acquisitions of Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2012 and 2011:

Real estate facilities
Balance at December 31, 2010	$274,568,200
Facility acquisitions	229,116,716
Impact of foreign exchange rate changes	(695,064)
Improvements and additions	7,405,724

Balance at December 31, 2011	510,395,576
Facility acquisitions	85,722,709
Land disposition	(1,675,860)
Impact of foreign exchange rate changes	614,721
Improvements and additions	9,670,749

Balance at December 31, 2012	$604,727,895

Accumulated depreciation
Balance at December 31, 2010	$(6,677,014)
Depreciation expense	(9,294,274)

Balance at December 31, 2011	(15,971,288)
Depreciation expense	(13,869,032)

Balance at December 31, 2012	$(29,840,320)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

2012 and 2011 Acquisitions

The following table summarizes the purchase price allocation for our acquisitions for the years ended December 31, 2012 and 2011:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
Concord—NC	2/1/2011	$2,809,179	$290,000	$3,099,179	$2,262,355	$359,402	$174,126
Hickory—NC	2/1/2011	3,068,239	300,000	3,368,239	2,458,764	392,250	242,308
Morganton—NC	2/1/2011	2,479,875	420,000	2,899,875	2,116,866	375,052	215,520
El Paso II—TX	2/1/2011	4,028,337	560,000	4,588,337	2,493,626	559,578	349,077
El Paso III—TX	2/1/2011	5,584,356	510,000	6,094,356	3,312,103	679,569	447,752
El Paso IV—TX	2/1/2011	3,394,766	300,000	3,694,766	2,007,996	422,220	240,614
El Paso V—TX	2/1/2011	3,535,809	420,000	3,955,809	2,149,865	488,422	300,408
Dallas—TX	2/1/2011	4,108,217	450,000	4,558,217	2,477,257	626,727	288,850
Lawrenceville I—GA	2/1/2011	1,529,603	150,000	1,679,603	1,493,828	289,609	118,239
Lawrenceville II—GA	2/1/2011	2,832,445	260,000	3,092,445	2,750,402	324,684	147,055
Mississauga—Ontario, Canada (6) (7)	3/11/2011	5,662,250	—	5,662,250	—	—	—
El Paso—TX	3/17/2011	1,560,000	40,000	1,600,000	—	116,539	(10,575)
Las Vegas VII—NV (8)	3/25/2011	4,573,052	460,000	5,033,052	—	471,845	268,298
Las Vegas VIII—NV (8)	3/25/2011	4,901,631	390,000	5,291,631	—	440,722	237,019
SF Bay Area—Morgan Hill—CA	3/30/2011	5,654,098	680,000	6,334,098	3,089,522	599,567	382,773
SF Bay Area—Vallejo—CA	3/30/2011	7,266,974	670,000	7,936,974	4,678,535	705,234	434,485
Peachtree City—GA	6/10/2011	4,890,000	520,000	5,410,000	2,645,000	339,918	203,860
Buford—GA	6/10/2011	2,357,000	200,000	2,557,000	1,350,000	260,648	140,894
Jonesboro—GA	6/10/2011	2,295,000	200,000	2,495,000	1,100,000	282,064	146,999
Ellenwood—GA	6/10/2011	2,114,225	196,775	2,311,000	1,260,000	213,964	114,992
Marietta II—GA	6/10/2011	2,452,200	227,800	2,680,000	1,200,000	214,388	88,804
Collegeville—PA	6/10/2011	2,835,500	263,500	3,099,000	1,515,000	280,461	151,887
Skippack—PA	6/10/2011	2,113,000	280,000	2,393,000	1,170,000	263,982	144,337
Ballston Spa—NY	6/10/2011	4,706,760	437,240	5,144,000	2,515,000	453,754	304,218
Trenton—NJ	6/10/2011	6,993,000	800,000	7,793,000	3,810,000	531,504	349,152
Fredericksburg—VA	6/10/2011	3,911,625	363,375	4,275,000	2,090,000	335,181	183,271
Sandston—VA	6/10/2011	6,143,000	730,000	6,873,000	3,360,000	461,938	297,451
Ladera Ranch—CA (9)	7/6/2011	19,661,489	1,630,000	21,291,489	7,381,049	893,084	535,859
SF Bay Area—San Lorenzo—CA	7/15/2011	2,450,880	350,000	2,800,880	2,192,560	289,188	107,777
Hampton—VA	7/20/2011	4,330,000	570,000	4,900,000	3,000,000	307,478	184,012
Las Vegas V—NV	7/21/2011	4,050,000	420,000	4,470,000	1,715,812	267,278	128,814
SF Bay Area—Gilroy—CA	8/12/2011	5,890,000	670,000	6,560,000	4,000,000	343,669	199,731
Brampton—Ontario, Canada (6) (7)	9/12/2011	5,174,205	—	5,174,205	—	—	—
Toms River—NJ	10/21/2011	5,220,000	480,000	5,700,000	—	145,874	84,436
Kennesaw—GA (10)	12/27/2011	6,008,992	140,000	6,148,992	3,484,000	4,401	441
Sharpsburg—GA (10)	12/27/2011	6,042,241	210,000	6,252,241	3,542,500	5,476	2,094
Duluth—N. Berkeley Lake—GA (10)	12/27/2011	6,611,120	100,000	6,711,120	3,802,500	4,594	(916)
Duluth II—Peachtree Industrial—GA (10)	12/27/2011	6,693,201	190,000	6,883,201	3,900,000	5,735	1,359
Duluth III—Breckenridge—GA (10)	12/27/2011	6,840,561	100,000	6,940,561	3,932,500	4,304	814
Marietta III—GA (10)	12/27/2011	6,503,761	150,000	6,653,761	3,770,000	4,971	765
Austell—GA (10)	12/27/2011	4,528,801	60,000	4,588,801	2,600,000	2,583	(72)
Sandy Springs—GA (10)	12/27/2011	8,441,761	80,000	8,521,761	8,060,000	5,858	1,390
Smyrna—GA (10)	12/27/2011	6,648,480	120,000	6,768,480	3,835,000	4,402	(30)
Lawrenceville III—GA (10)	12/27/2011	7,017,721	50,000	7,067,721	3,721,250	3,253	(641)
Jacksonville—Monument—FL (10)	12/27/2011	8,069,841	190,000	8,259,841	4,680,000	6,828	(891)
Jacksonville—Timuquana—FL (10)	12/27/2011	5,133,521	70,000	5,203,521	2,665,000	3,134	(203)

2011 Total		$229,116,716	$15,698,690	$244,815,406	$119,588,290	$12,791,332	$7,206,553

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
Chantilly—VA	5/24/2012	$6,400,000	$900,000	$7,300,000	$3,500,000	$550,910	$359,387
Savannah I—GA (11)	8/16/2012	2,560,000	140,000	2,700,000	—	123,372	57,061
Savannah II—GA (11)	8/16/2012	2,490,000	110,000	2,600,000	—	113,223	46,759
Columbia—SC (11)	8/16/2012	2,630,000	70,000	2,700,000	—	99,115	20,289
Lexington I—SC (11)	8/16/2012	1,810,000	190,000	2,000,000	—	81,112	23,272
Stuart I—FL (11)	8/16/2012	2,890,000	110,000	3,000,000	—	106,495	43,489
Lexington II—SC (11)	8/16/2012	4,130,000	170,000	4,300,000	—	151,327	71,512
Stuart II—FL (11)	8/16/2012	3,300,000	100,000	3,400,000	—	148,858	76,937
Bluffton—SC (11)	8/16/2012	5,230,000	270,000	5,500,000	—	210,482	114,010
Wilmington Island—GA (11)	10/1/2012	5,810,000	690,000	6,500,000	4,330,000	191,219	135,144
Myrtle Beach—SC (11)	10/1/2012	3,510,000	190,000	3,700,000	1,500,000	74,102	31,355
Mt. Pleasant I—SC (11)	11/5/2012	2,680,000	320,000	3,000,000	1,500,000	51,787	23,551
Charleston I—SC (11)	11/5/2012	2,810,000	190,000	3,000,000	1,500,000	53,393	20,811
Charleston II—SC (11)	11/5/2012	3,150,000	350,000	3,500,000	1,650,000	63,445	35,634
Mt. Pleasant II—SC (11)	11/5/2012	5,200,000	600,000	5,800,000	3,350,000	91,692	55,170
Charleston III—SC (11)	11/5/2012	6,305,000	620,000	6,925,000	3,362,500	99,124	64,738
Mt. Pleasant III—SC (11)	11/5/2012	15,410,000	1,090,000	16,500,000	8,000,000	221,524	146,105
Ridgeland—MS (1)	12/28/2012	4,910,788	610,000	5,520,788	3,510,095	—	—
Canton—MS (1)	12/28/2012	4,496,921	540,000	5,036,921	3,196,694	—	—

2012 Total		$85,722,709	$7,260,000	$92,982,709	$35,399,289	$2,431,180	$1,325,224

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	See Note 5 for specific terms of the Company’s debt.
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

(5)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(6)	Allocation (excludes development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(7)	Property was under construction; therefore no revenue or operating income is included above.
(8)	Consideration provided included approximately 120,000 Class D Units.
(9)	Acquisition included 3.57 acres of undeveloped land, which we purchased for approximately $3.9 million.
(10)	These above noted properties are collectively referred to as the “Homeland Portfolio”.
(11)	These above noted properties are collectively referred to as the “Stockade Portfolio”.

All of the above properties were acquired from unaffiliated third parties. We incurred acquisition fees due to our Advisor for the above acquisitions. For the years ending December 31, 2012 and 2011, such fees were approximately $2.2 million and $5.5 million, respectively.

During the quarter ended December 31, 2012, we finalized the purchase price accounting for the last 13 acquisitions completed in 2011 and for all of the 2012 acquisitions, excluding those acquired on December 28, 2012, and made revisions to preliminary estimates including real estate facilities and intangible assets as further evaluations were completed and additional information was received from third parties subsequent to the acquisition dates. We anticipate finalizing the purchase price allocations for the remaining 2012 acquisitions by December 31, 2013, as further evaluations are completed and additional information is received from third parties.

The impact related to the finalization of purchase price accounting was not material to our consolidated financial statements. For acquisitions where the purchase price accounting was finalized in 2012 and 2011 the weighted-average amortization period of the intangibles as of the date of acquisition was 29 months and 29 months, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

	Carrying value as of:
Debt/Encumbered Property	December 31, 2012	December 31, 2011	Stated Interest Rate	Maturity Date
Crescent Springs (1)	$—	$800,000	5.00%	2/11/2014
Florence, Walton (1)	—	3,700,000	5.00%	2/11/2014
Montgomery	2,768,704	2,838,810	6.42%	7/1/2016
Seabrook	4,516,470	4,584,013	5.73%	1/1/2016
Greenville	2,263,211	2,297,069	5.65%	3/1/2016
Kemah	8,858,838	8,975,529	6.20%	6/1/2016
Memphis	2,502,922	2,538,295	5.67%	12/1/2016
Tallahassee	7,537,926	7,622,854	6.16%	8/1/2016
Houston	2,018,754	2,053,995	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,387,192	10,500,000	5.84%	12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas I	1,530,923	1,540,000	5.72%	6/1/2017
Pearland	3,480,298	3,500,000	5.93%	7/1/2017
Daphne	1,544,325	1,698,407	5.47%	8/1/2020
Mesa	3,036,098	3,100,077	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan (2) (3)	31,547,772	32,024,379	5.42%	9/5/2019
Dufferin—Toronto—Ontario, Canada (4)	6,812,855	6,862,800	5.22%	12/15/2013
Citi Loan (5)	28,466,942	28,829,407	5.77%	2/6/2021
Bank of America Loan—1 (6)	4,400,398	4,474,310	5.18%	11/1/2015
Bank of America Loan—2 (7)	6,667,782	6,779,778	5.18%	11/1/2015
Bank of America Loan—3 (8)	11,984,654	12,185,955	5.18%	11/1/2015
Prudential—Long Beach (9)	6,637,926	6,736,892	5.27%	9/5/2019
SF Bay Area—Morgan Hill—CA	2,928,860	2,997,061	5.75%	4/1/2013
SF Bay Area—Vallejo—CA	4,390,176	4,478,882	6.04%	6/1/2014
Citi Las Vegas Loan (10)	7,545,688	7,649,929	5.26%	6/6/2021
ING Loan (11)	21,587,669	21,892,726	5.47%	7/1/2021
Ladera Ranch	6,821,300	6,942,734	5.84%	6/1/2016
SF Bay Area—San Lorenzo—CA	2,099,622	2,170,037	6.07%	1/1/2014
Las Vegas V	1,667,485	1,704,037	5.02%	7/1/2015
Second Restated KeyBank Loan (12)	51,666,666	76,635,000	4.71%	12/24/2014
KeyBank Bridge Loan (13)	—	28,000,000	6.79%	8/31/2012
Mississauga (14)—Ontario, Canada	6,841,134	2,194,874	5.00%	10/31/2014
Chantilly (15)	3,474,712	—	4.75%	6/6/2022
Brampton (16)—Ontario, Canada	208,086	—	5.25%	6/30/2016
Citi Stockade Loan—1 (17)	18,200,000	—	4.60%	10/1/2022
KeyBank CMBS Loan (18)	31,000,000	—	4.65%	11/1/2022
Citi Stockade Loan—2 (19)	19,362,500	—	4.61%	11/6/2022
Bank of America Loan—4 (20)	6,459,043	—	6.33%	10/1/2017
Net fair value adjustment	(576,173)	(1,064,643)

Total secured debt	$353,440,758	$330,043,207

(1)	These loans were refinanced in January 2012 through the Second Restated KeyBank Loan.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(2)

This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas II). Each of the individual loans is cross-collateralized by the other 10.

(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43% and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan of $7 million which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at December 31, 2012 was 5.22%.

(5)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago—95th St. Chicago—Western Ave., Chicago—Ogden Ave., Chicago—Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of December 31, 2012 was approximately $56 million. Such amounts are only available to satisfy the obligations of this loan.

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in (2).
(10)

This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of December 31, 2012 was approximately $9.3 million. Such amounts are only available to satisfy the obligations of this loan.

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

(12)	As of December 31, 2012, this loan was collateralized by the Homeland Portfolio. For additional discussion, see “Second Restated KeyBank Loan” below.
(13)	This loan was repaid in full on August 7, 2012. Refer to discussion below regarding the KeyBank Bridge Loan.
(14)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of December 31, 2012).

(15)	The net book value of the Chantilly property as of December 31, 2012 was approximately $6.5 million. Such amounts are only available to satisfy the obligations of this loan.
(16)

In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of December 31, 2012).

(17)

This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of December 31, 2012 was approximately $34.4 million. Such amounts are only available to satisfy the obligations of this loan.

(18)

This portfolio loan encumbers nine properties (Los Angeles—La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area—Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of December 31, 2012 was approximately $42.5 million.

(19)

This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of December 31, 2012 was approximately $35.5 million. Such amounts are only available to satisfy the obligations of this loan.

(20)	This loan encumbers the Ridgeland and Canton properties.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

As of December 31, 2012 and 2011, the Company’s secured debt shown above was secured by the properties shown above, which properties had net book values of approximately $570 million and $489 million, respectively.

Second Restated KeyBank Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, GA and two properties in Jacksonville, FL), our Operating Partnership and various property owning SPEs entered into a second amended and restated secured credit facility with KeyBank, National Association (“KeyBank”) with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties, bringing the total amount outstanding to $82 million. Such credit facility, as amended (the “Second Restated KeyBank Loan”) was converted from a revolving credit facility to a term loan on August 15, 2012 and the principal balance was reduced on October 10, 2012, from $82 million to $55 million, through the use of the majority of the proceeds from the KeyBank CMBS Loan (see below).

Beginning on November 30, 2012, we are required to make monthly payments in the amount of $1,666,667 until the outstanding principal balance of the Second Restated KeyBank Loan is reduced to $45 million. The remaining $45 million matures on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments

We were required to purchase an interest rate swap with a notional amount of $45 million, which requires us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Loan, our Operating Partnership has the option of selecting one of three variable interest rates which have applicable spreads. Our Operating Partnership has elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 4.71% as of December 31, 2012. Our Operating Partnership may change this election from time to time for the non-hedged portion of the debt, as provided in the agreement.

The Second Restated KeyBank Loan is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio and is cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate (it was originally cross-defaulted to the KeyBank Bridge Loan, defined below, which was repaid in full on August 7, 2012). Our Operating Partnership may prepay the Second Restated KeyBank Loan, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we serve as a guarantor of all obligations due under the Second Restated KeyBank Loan.

In connection with the Second Restated KeyBank Loan, our Operating Partnership paid customary lender fees, legal fees and other expenses.

Per the terms of the Second Restated KeyBank Loan, we were required to fund a $1.55 million interest reserve account at closing, which KeyBank may draw upon on a monthly basis in an amount equal to the shortfall between the net operating income of the mortgaged properties and the interest on the Second Restated KeyBank Loan. We are required to replenish interest reserve account if it falls below a certain threshold, but will be refunded the entire balance upon achieving (as defined therein) a debt service coverage ratio (“DSCR”) of 1.30 to 1 for two consecutive quarters provided no event of default then exists.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The Second Restated KeyBank Loan contains a number of customary representations, warranties, indemnities and covenants, including, but not limited to, the following (as defined therein and tested as of the close of each fiscal quarter):

•	a maximum total leverage ratio (60% on July 1, 2012, and decreasing to 57.5% on October 1, 2012, 55% on October 1, 2013 and 50% on October 1, 2014);

•	a minimum interest service coverage ratio (1.60 to 1 on July 1, 2012 and increasing to 1.75 to 1 on January 1, 2014);

•	a minimum fixed charge ratio (1.35 to 1 on July 1, 2012 and increasing to 1.50 to 1 on January 1, 2014);

•	a minimum DSCR (beginning on March 31, 2014 at 1.10 to 1 and increasing to 1.30 to 1 on March 31, 2015 and 1.40 to 1 on March 31, 2016);

•	a minimum liquidity (unencumbered cash and cash equivalents plus marketable securities) of $2 million;

•

a minimum tangible net worth of at least $175 million plus 75% of the net proceeds of our ongoing public offering (less funded share redemptions, but in no event may our net worth be less than $175 million);

•	a required loan to value ratio related to the Homeland Portfolio equal to no more than 65%; and

•

a required debt yield related to the Homeland Portfolio of 3% commencing on January 1, 2013 and increasing to 4% on July 1, 2013, 6% on January 1, 2014, 8% on July 1, 2014 and 10.5% on January 1, 2015.

We have ten business days from the date on which any violation of the above covenants occurs in which to cure the violation, to the extent the violation can be cured with a cash payment. The terms of the Second Restated KeyBank Loan also limit the extent to which we and our Operating Partnership may incur additional debt without the consent of KeyBank.

KeyBank Bridge Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio, our Operating Partnership and certain property owning SPEs also obtained a bridge loan with total commitments of $28 million (the “KeyBank Bridge Loan”) from KeyBank ($10 million of which was previously committed with nothing outstanding under our previously existing KeyBank Working Capital Line, which was terminated) and drew down the entire committed amount.

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

Citi Stockade Loan—1

On October 1, 2012, we, through 10 property owning special purpose entities (“SPEs”) wholly-owned by our Operating Partnership, entered into a loan agreement with Citigroup Global Markets Realty Corp. with a total principal amount of $18.2 million (the “Citi Stockade Loan—1”). The Citi Stockade Loan—1 has a term of ten years, maturing on October 1, 2022, and requires monthly payments of interest only for the first two years, with

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

fixed monthly payments of principal and interest thereafter. The Citi Stockade Loan—1 bears interest at a fixed rate of 4.6%. We serve as a guarantor of the obligations under the Citi Stockade Loan—1. The Citi Stockade Loan—1 contains a number of other customary terms and covenants.

KeyBank CMBS Loan

On October 10, 2012, we and nine SPEs wholly-owned by our Operating Partnership, (the “KeyBank CMBS Properties”) entered into a CMBS loan obtained from KeyBank National Association (the “KeyBank CMBS Loan”) in the principal amount of $31 million. Such loan is cross-collateralized and cross-defaulted amongst the KeyBank CMBS Properties. The majority of the proceeds from the KeyBank CMBS Loan were used to reduce the outstanding principal amount under the Second Restated KeyBank Loan from $82 million to $55 million. KeyBank released the nine KeyBank CMBS Properties, along with three additional properties, from the security interests granted under the Second Restated KeyBank Loan.

The KeyBank CMBS Loan has a term of 10 years and matures on November 1, 2022. Additionally, the KeyBank CMBS Loan bears a fixed interest rate of 4.65% per annum, is interest only for the first year and thereafter requires amortization on a 30-year amortization schedule. The KeyBank CMBS Loan contains a number of other customary terms and covenants. We serve as guarantor of the obligations under the KeyBank CMBS Loan.

Citi Stockade Loan—2

On November 5, 2012, we, through six SPEs wholly-owned by our Operating Partnership, entered into a loan agreement with Citigroup Global Markets Realty Corp. with a total principal amount of approximately $19.4 million (the “Citi Stockade Loan—2”). The Citi Stockade Loan—2 has a term of ten years, maturing on November 6, 2022, and requires monthly payments of interest only for the first two years, with fixed monthly payments of principal and interest thereafter. The Citi Stockade Loan—2 bears interest at a fixed rate of 4.61%. We serve as a guarantor of the obligations under the Citi Stockade Loan—2. The Citi Stockade Loan—2 contains a number of other customary terms and covenants.

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2012:

2013	$19,682,080
2014	66,776,490
2015	30,579,553
2016	46,876,579
2017	33,981,671
2018 and thereafter	156,120,558

Total payments	354,016,931
Unamortized fair value adjustment	(576,173)

Total	$353,440,758

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of December 31, 2012 was approximately 5.4%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6. Derivative Instruments—Cash Flow Hedge of Interest Rate Risk

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the years ended December 31, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $313,000 will be reclassified as an increase to interest expense.

As of December 31, 2012, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$546,333	Accounts payable and accrued liabilities	$311,630

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of December 31, 2012 we had not posted any collateral.

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $575,000. If we had breached any of these provisions at December 31, 2012, we could have been required to settle our obligations under the agreements at their termination value of approximately $575,000.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees , charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST and Madison DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees for the year ended December 31, 2012). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST and Madison DST acquisitions are equal to 2.0% of the gross

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the years ended December 31, 2012 and 2011). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended December 31, 2012, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2012

Our dealer manager agreement with our prior dealer manager for our Initial Offering was substantially equivalent to the terms described above.

Affiliated Dealer Manager

Our president owns a 15% beneficial non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the USA Self Storage I, DST acquisition, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. The properties acquired in the USA Self Storage I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, the monthly property management fees for properties acquired from REIT II have been waived until the FFO of the properties acquired from REIT II, as defined in the merger agreement relating to the REIT II merger transaction, reaches $0.70 per share. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

On September 27, 2012, our board of directors approved revisions to our property management agreements that we expect to enter into in the future as we acquire additional properties and as our current property management agreements are renewed. These revisions include increasing the term to three years, with automatic three-year extensions; revising the property owner’s obligation to reimburse the Property Manager for certain expenses; the addition of a construction management fee (as defined); the addition of a tenant insurance administrative fee; adding a nonsolicitation provision; and adding a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by Strategic Storage Holdings, LLC.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expensed
Reimbursement of operating expenses (including organizational costs)(1)	$33,476	$330,993	$850,691
Asset management fees(2)	4,521,867	3,019,429	1,400,962
Property management fees(3)	3,732,149	2,683,492	1,266,395
Acquisition expenses	2,415,200	5,706,838	3,206,832
Capitalized
Acquisition expenses(4)	—	—	69,016
Additional Paid-in Capital
Selling commissions	7,402,084	5,798,197	6,681,016
Dealer Manager fee	3,172,322	2,484,942	2,863,292
Reimbursement of offering costs	487,235	555,839	435,712

Total	$21,764,333	$20,579,730	$16,773,916

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(1)

During the years ended December 31, 2012 and 2011, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $960,000 and $740,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(2)

During the year ended December 31, 2012, our Advisor permanently waived asset management fees related to the Stockade Portfolio and our Dufferin property totaling approximately $186,000 and $37,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(3)

During the years ended December 31, 2012, 2011 and 2010, property management fees include approximately $100,000, $60,000 and $11,000, respectively, of fees paid to the sub-property manager of our Canadian properties.

(4)	Acquisition fees paid to our Advisor in connection with the additional investments in unconsolidated joint ventures.

As of December 31, 2012 and 2011, we had amounts due to affiliates totaling $2,282,344 and $2,065,615, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our president, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the years ended December 31, 2012 and 2011, we recorded revenue of approximately $1.3 million and $0.4 million, respectively, in connection with this tenant reinsurance program.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2012, we have sold approximately 3 million shares through our distribution reinvestment plan.

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

December 31, 2012

portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption.

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. Our share redemption program was amended in October 2011 and March 2012. The complete terms of our share redemption program, as so revised, are described in detail in our prospectus, as supplemented. You may also see our Form 8-K filed with the SEC on February 24, 2012.

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

December 31, 2012

Redeemable Common Stock—State of Washington

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

Ground Lease Commitment—SF Bay Area—San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 22 years as of December 31, 2012 and recorded rent expense of approximately $147,000 for the year ended December 31, 2012. The lease has minimum lease payments of approximately $132,000, $133,000, $139,000, $139,000 and $139,000 for the years ending 2013, 2014, 2015, 2016 and 2017.

Other Contingencies

We have been involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 9. Declaration of Distributions

On December 13, 2012, our board of directors declared a distribution rate for the first quarter of 2013 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2013 and continuing on each day thereafter through and including March 31, 2013.

Note 10. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2012 and 2011 as if the Company’s acquisitions discussed in Notes 3 and 4 were completed as of January 1, 2012 and 2011. This pro forma information does not purport to

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2012 and 2011 based on the assumptions described above:

	Year Ended
	December 31, 2012	December 31, 2011
Pro forma revenue	$73,753,403	$70,052,375
Pro forma operating expenses	$72,773,108	$85,052,121
Pro forma net loss attributable to the Company	$(20,622,487)	$(37,136,667)
Pro forma net loss per common share, basic and diluted	$(0.48)	$(0.89)
Weighted average number of common shares outstanding, basic and diluted	42,723,209	41,560,769

Note 11. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2012 and 2011, respectively:

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$15,351,917	$15,705,274	$17,098,173	$18,455,140
Total operating expenses	$15,455,345	$16,136,742	$17,000,260	$17,351,457
Net loss	$(5,451,145)	$(5,091,133)	$(4,620,823)	$(3,852,041)
Net loss attributable to the Company	$(5,432,094)	$(5,087,074)	$(4,610,650)	$(3,843,894)
Net loss per share-basic and diluted	$(0.15)	$(0.12)	$(0.11)	$(0.08)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$9,804,613	$11,371,860	$13,930,807	$14,288,798
Total operating expenses	$12,661,013	$13,895,617	$15,657,652	$16,397,585
Net loss	$(5,341,819)	$(5,399,076)	$(5,292,070)	$(5,801,272)
Net loss attributable to the Company	$(5,216,063)	$(5,248,767)	$(5,146,419)	$(5,746,180)
Net loss per share-basic and diluted	$(0.19)	$(0.17)	$(0.16)	$(0.17)

Note 12. Subsequent Events

Offering Status

As of March 21, 2013, in connection with our Offering we have issued approximately 44.1 million shares of our common stock for gross proceeds of approximately $441 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Declaration of Dividends

On March 20, 2013, our board of directors declared a distribution rate for the second quarter of 2013 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2013 and continuing on each day thereafter through and including June 30, 2013.

Financing

Citi Morgan Hill Loan

On March 5, 2013, we entered into a loan agreement with Citigroup Global Markets Realty Corp. (the “Citi Morgan Hill Loan”) totaling $3 million. The Citi Morgan Hill Loan has a term of ten years, maturing on March 5, 2023, and requires monthly payments of interest only for the first five years, with fixed monthly payments of principal and interest thereafter. The Citi Morgan Hill Loan bears interest at a fixed rate of 4.08%. The proceeds from the loan were used to pay off in full the previously outstanding mortgage on the SF Bay Area—Morgan Hill property.

Potential Acquisition

On March 25, 2013, we entered into a purchase and sale agreement for a facility located in Charleston, South Carolina. The purchase price for the facility is approximately $6.6 million. We expect to close this acquisition by the end of the second quarter of 2013. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

			Initial Cost to Company				Gross Carrying Amount at December 31, 2012
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Biloxi	MS	$1,172,887	$518,701	$2,847,676	$3,366,377	$83,702	$518,701	$2,931,378	$3,450,079	$(559,451)	1980/1984/1992	9/25/2008
Gulf Breeze	FL	3,796,244	1,943,144	5,043,905	6,987,049	94,988	1,943,144	5,138,893	7,082,037	(840,171)	1978/1982/2004	9/25/2008
Manassas	VA	1,500,750	1,050,519	3,741,305	4,791,824	90,104	1,050,519	3,831,409	4,881,928	(547,556)	1996/2000	12/19/2008
Walton	KY	2,300,000	650,000	2,634,959	3,284,959	152,640	650,000	2,787,599	3,437,599	(430,884)	1991	2/12/2009
Crescent Springs	KY	1,960,000	280,000	1,637,802	1,917,802	106,203	280,000	1,744,005	2,024,005	(249,178)	1999/2003	2/12/2009
Florence	KY	3,100,000	840,000	2,691,629	3,531,629	65,885	840,000	2,757,514	3,597,514	(431,563)	1996	2/12/2009
Alpharetta	GA	2,628,244	1,060,107	3,752,629	4,812,736	125,526	1,060,107	3,878,155	4,938,262	(476,481)	2003	6/1/2009
Marietta	GA	2,178,509	1,060,000	2,705,806	3,765,806	58,951	1,060,000	2,764,757	3,824,757	(321,213)	2006	6/1/2009
Erlanger	KY	1,549,161	565,790	2,463,269	3,029,059	192,569	565,790	2,655,838	3,221,628	(381,771)	1987	7/17/2009
Florence II	KY	3,225,439	871,200	4,877,025	5,748,225	336,694	871,200	5,213,719	6,084,919	(664,797)	1982/1995	7/17/2009
Jersey City	NJ	5,864,434	3,625,048	6,999,952	10,625,000	477,044	3,625,048	7,476,996	11,102,044	(799,593)	1985	8/21/2009
Montgomery	AL	2,768,704	1,197,900	2,389,873	3,587,773	65,293	1,197,900	2,455,166	3,653,066	(316,147)	1995/2004	9/3/2009
Phoenix	AZ	—	680,620	1,259,380	1,940,000	455,315	680,620	1,714,695	2,395,315	(285,988)	1974	9/4/2009
Seabrook	TX	4,422,199	1,520,000	3,860,000	5,380,000	61,345	1,520,000	3,921,345	5,441,345	(498,976)	2001-2003	9/24/2009
Greenville	SC	2,209,003	530,000	2,570,000	3,100,000	148,176	530,000	2,718,176	3,248,176	(279,884)	1948/1995	9/24/2009
Kemah	TX	8,778,064	2,510,000	8,970,000	11,480,000	80,904	2,510,000	9,050,904	11,560,904	(1,180,741)	1985/2005/ 1999/2002	9/24/2009
Tallahassee	FL	7,455,825	1,230,000	6,310,000	7,540,000	299,960	1,230,000	6,609,960	7,839,960	(724,407)	1979-1987	9/24/2009
Memphis	TN	2,432,410	790,000	2,560,000	3,350,000	219,130	790,000	2,779,130	3,569,130	(430,226)	1987/1994	9/24/2009
Houston	TX	1,960,422	420,000	1,650,000	2,070,000	170,673	420,000	1,820,673	2,240,673	(293,306)	1984/2005	9/24/2009
Las Vegas	NV	1,476,537	1,460,000	4,220,000	5,680,000	33,381	1,460,000	4,253,381	5,713,381	(458,669)	2006	9/24/2009
Las Vegas II	NV	1,485,736	1,050,000	970,000	2,020,000	35,472	1,050,000	1,005,472	2,055,472	(126,580)	1998	9/24/2009
Pearland	TX	3,404,082	1,060,000	4,540,000	5,600,000	37,731	1,060,000	4,577,731	5,637,731	(606,444)	2004/2005	9/24/2009
Daphne	AL	1,489,371	1,530,000	2,510,000	4,040,000	91,676	1,530,000	2,601,676	4,131,676	(274,714)	2000	9/24/2009
Lake Forest	CA	17,977,679	15,840,000	8,860,000	24,700,000	106,471	15,840,000	8,966,471	24,806,471	(1,500,013)	2003	9/24/2009
San Francisco	CA	10,149,024	9,280,000	8,200,000	17,480,000	156,018	9,284,076	8,351,942	17,636,018	(806,226)	1909/2000	9/24/2009
Pittsburgh	PA	1,307,105	680,189	1,379,025	2,059,214	36,778	680,189	1,415,803	2,095,992	(182,252)	1990	12/11/2009
West Mifflin	PA	1,859,026	868,872	2,114,578	2,983,450	221,545	868,872	2,336,123	3,204,995	(226,593)	1983	12/11/2009
Fort Lee	NJ	8,423,565	2,000,000	13,630,000	15,630,000	157,797	2,000,000	13,787,797	15,787,797	(1,210,197)	2000	2/24/2010
Weston	FL	3,195,146	1,500,000	4,330,000	5,830,000	134,699	1,500,000	4,464,699	5,964,699	(407,161)	2005	2/24/2010
Gulf Breeze II	FL	—	270,000	895,000	1,165,000	37,844	270,000	932,844	1,202,844	(123,725)	2004/2005	3/10/2010
Mesa	AZ	2,997,096	600,000	2,633,728	3,233,728	35,302	600,000	2,669,030	3,269,030	(269,306)	2002	4/9/2010
Oakland Park	FL	7,479,545	4,530,650	8,729,350	13,260,000	229,225	4,530,650	8,958,575	13,489,225	(759,155)	1987	4/16/2010
Phoenix II	AZ	822,988	1,020,000	515,000	1,535,000	417,564	1,020,000	932,564	1,952,564	(145,697)	1974	5/16/2010
Tempe	AZ	968,226	900,000	740,000	1,640,000	375,066	900,000	1,115,066	2,015,066	(147,530)	1973	5/16/2010
Riverdale	NJ	4,677,280	1,050,000	4,794,357	5,844,357	128,273	1,050,000	4,922,630	5,972,630	(393,015)	2007	5/14/2010

			Initial Cost to Company					Gross Carrying Amount at December 31, 2012
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Davie	FL	2,646,240	2,840,000	2,040,000	4,880,000	769,209		2,840,000	2,809,209	5,649,209	(286,148)	1988	7/14/2010
95th St.	IL	3,078,828	1,600,000	4,230,000	5,830,000	71,765		1,600,000	4,301,765	5,901,765	(353,243)	2002	10/22/2010
Western	IL	586,443	900,000	400,000	1,300,000	139,234		900,000	539,234	1,439,234	(58,317)	2004	10/22/2010
Ogden	IL	2,150,293	1,703,370	1,766,630	3,470,000	296,297		1,703,370	2,062,927	3,766,297	(209,198)	2002	10/26/2010
Las Vegas III	NV	1,800,000	1,130,000	2,985,000	4,115,000	81,397		1,130,000	3,066,397	4,196,397	(211,691)	2005	10/29/2010
Roosevelt	IL	684,184	1,207,135	502,865	1,710,000	97,577		1,207,135	600,442	1,807,577	(65,461)	2004	11/16/2010
Dufferin (1)		6,812,855	4,576,772	9,120,472	13,697,244	307,541	(2)	4,664,415	9,340,370	14,004,785	(602,644)	1965/2008	11/23/2010
La Cienega	CA	7,950,000	3,260,000	8,990,000	12,250,000	82,863		3,260,000	9,072,863	12,332,863	(554,931)	2004	12/16/2010
Long Beach	CA	6,637,926	4,810,000	7,040,000	11,850,000	90,954		4,810,000	7,130,954	11,940,954	(479,056)	1999	12/16/2010
Las Vegas IV	NV	3,420,920	1,470,000	4,835,000	6,305,000	271,146		1,470,000	5,106,146	6,576,146	(324,900)	1996	12/21/2010
Rancho	NV	2,365,000	990,000	2,830,000	3,820,000	85,657		990,000	2,915,657	3,905,657	(206,182)	2006	12/29/2010
Concord	NC	2,199,620	1,250,000	1,559,179	2,809,179	95,709		1,250,000	1,654,888	2,904,888	(148,113)	1996/2001	2/15/2011
Hickory	NC	2,390,589	660,000	2,408,239	3,068,239	52,304		660,000	2,460,543	3,120,543	(175,948)	1997	2/15/2011
Morganton	NC	2,058,189	620,000	1,859,875	2,479,875	66,631		620,000	1,926,506	2,546,506	(164,432)	2001	2/15/2011
El Paso II	TX	2,413,886	1,110,000	2,918,337	4,028,337	89,817		1,110,000	3,008,154	4,118,154	(232,512)	2001/2003	2/15/2011
El Paso III	TX	3,206,184	1,330,000	4,254,356	5,584,356	108,708		1,330,000	4,363,064	5,693,064	(315,759)	1985/2000	2/15/2011
El Paso IV	TX	1,943,740	790,000	2,604,766	3,394,766	59,644		790,000	2,664,410	3,454,410	(198,353)	1999/2004	2/15/2011
El Paso V	TX	2,081,109	930,000	2,605,809	3,535,809	59,902		930,000	2,665,711	3,595,711	(195,451)	2004	2/15/2011
Dallas	TX	2,398,036	520,000	3,588,217	4,108,217	64,800		520,000	3,653,017	4,173,017	(243,735)	1986/1999-2000	2/15/2011
Lawrenceville I	GA	1,484,791	820,000	709,603	1,529,603	90,984		820,000	800,587	1,620,587	(54,573)	1996	2/15/2011
Lawrenceville II	GA	2,733,773	990,000	1,842,445	2,832,445	71,009		990,000	1,913,454	2,903,454	(149,978)	1999	2/15/2011
Mississauga (1)		6,841,134	2,573,750	3,088,500	5,662,250	7,892,930	(2)	2,507,750	11,047,430	13,555,180	(214,896)	1963/2011	3/11/2011
El Paso	TX	—	330,000	1,230,000	1,560,000	10,234		330,000	1,240,234	1,570,234	(97,728)	2010	3/17/2011
Las Vegas VII	NV	3,738,545	2,030,000	2,543,052	4,573,052	125,959		2,030,000	2,669,011	4,699,011	(202,242)	1996	3/25/2011
Las Vegas VIII	NV	3,807,143	1,520,000	3,381,631	4,901,631	133,600		1,520,000	3,515,231	5,035,231	(245,291)	1997	3/25/2011
SF Bay Area –Morgan Hill	CA	2,936,550	1,000,000	4,654,098	5,654,098	72,620		1,000,000	4,726,718	5,726,718	(286,308)	1997	3/30/2011
SF Bay Area –Vallejo	CA	4,455,483	2,000,000	5,266,974	7,266,974	67,179		2,000,000	5,334,153	7,334,153	(326,982)	2001	3/30/2011
Peachtree City	GA	2,593,658	800,000	4,090,000	4,890,000	369,702		800,000	4,459,702	5,259,702	(226,354)	1988/1992	6/10/2011
Buford	GA	1,323,795	1,000,000	1,357,000	2,357,000	82,581		1,000,000	1,439,581	2,439,581	(80,020)	2002	6/10/2011
Jonesboro	GA	1,078,648	800,000	1,495,000	2,295,000	56,889		800,000	1,551,889	2,351,889	(90,358)	2002	6/10/2011
Ellenwood	GA	1,235,542	550,000	1,564,225	2,114,225	192,690		550,000	1,756,915	2,306,915	(102,164)	1998	6/10/2011
Marietta II	GA	1,176,707	1,050,000	1,402,200	2,452,200	43,836		1,050,000	1,446,036	2,496,036	(88,119)	1998/2008	6/10/2011
Collegeville	P A	1,485,592	440,000	2,395,500	2,835,500	130,922		440,000	2,526,422	2,966,422	(133,146)	1996	6/10/2011
Skippack	P A	1,147,289	600,000	1,513,000	2,113,000	79,911		600,000	1,592,911	2,192,911	(92,637)	2004	6/10/2011
Ballston Spa	NY	2,466,182	900,000	3,806,760	4,706,760	30,057		900,000	3,836,817	4,736,817	(265,399)	2002	6/10/2011
Trenton	NJ	3,736,045	2,250,000	4,743,000	6,993,000	13,342		2,250,000	4,756,342	7,006,342	(260,252)	2003	6/10/2011
Fredericksburg	VA	2,049,431	1,600,000	2,311,625	3,911,625	61,354		1,600,000	2,372,979	3,972,979	(179,395)	2000	6/10/2011
Sandston	VA	3,294,780	1,550,000	4,593,000	6,143,000	35,270		1,550,000	4,628,270	6,178,270	(288,825)	2005/2006	6/10/2011
Ladera Ranch	CA	7,106,066	4,800,000	10,969,414	15,769,414	31,918		4,800,000	11,001,332	15,801,332	(540,318)	2003	7/6/2011
Ladera Ranch—Land	CA	—	3,953,282	—	3,953,282	—		3,953,282	—	3,953,282	—	2003	7/6/2011

			Initial Cost to Company					Gross Carrying Amount at December 31, 2012
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
SF Bay Area –San Lorenzo	CA	2,099,622	—	2,450,880	2,450,880	54,750		—	2,505,630	2,505,630	(130,933)	2000	7/15/2011
Hampton	VA	3,500,000	400,000	3,930,000	4,330,000	97,290		400,000	4,027,290	4,427,290	(187,269)	2007	7/20/2011
Las Vegas V	NV	1,667,485	890,000	3,160,000	4,050,000	98,455		890,000	3,258,455	4,148,455	(154,522)	1997	7/21/2011
SF Bay Area –Gilroy	CA	4,450,000	1,200,000	4,690,000	5,890,000	110,617		1,200,000	4,800,617	6,000,617	(264,639)	1999	8/12/2011
Brewster – Brampton (1)		208,086	5,174,205	—	5,174,205	(1,763,665	) (2) (3)	3,410,540	—	3,410,540	—	n/a	9/13/2011
Toms River	NJ	3,575,000	1,490,000	3,730,000	5,220,000	42,227		1,490,000	3,772,227	5,262,227	(143,528)	2006	10/21/2011
Kennesaw	GA	3,266,743	875,000	5,133,992	6,008,992	23,822		875,000	5,157,814	6,032,814	(170,634)	2006	12/27/2011
Sharpsburg	GA	3,321,595	1,250,000	4,792,241	6,042,241	29,428		1,250,000	4,821,669	6,071,669	(168,976)	2006	12/27/2011
Duluth	GA	3,565,382	900,000	5,711,120	6,611,120	23,231		900,000	5,734,351	6,634,351	(196,109)	2007	12/27/2011
Duluth II	GA	3,656,802	800,000	5,893,201	6,693,201	20,996		800,000	5,914,197	6,714,197	(182,731)	2007	12/27/2011
Duluth III	GA	3,687,276	750,000	6,090,561	6,840,561	39,534		750,000	6,130,095	6,880,095	(194,815)	2007	12/27/2011
Marietta III	GA	3,534,909	450,000	6,053,761	6,503,761	31,259		450,000	6,085,020	6,535,020	(190,643)	2007	12/27/2011
Austell	GA	2,437,868	800,000	3,728,801	4,528,801	31,874		800,000	3,760,675	4,560,675	(125,263)	2007	12/27/2011
Sandy Springs	GA	7,557,392	563,888	7,877,873	8,441,761	33,293		563,888	7,911,166	8,475,054	(240,691)	2009	12/27/2011
Smyrna	GA	3,595,856	1,475,000	5,173,480	6,648,480	36,748		1,475,000	5,210,228	6,685,228	(168,028)	2007	12/27/2011
Lawrenceville III	GA	3,489,199	1,325,000	5,692,721	7,017,721	29,704		1,325,000	5,722,425	7,047,425	(192,397)	2009	12/27/2011
Jacksonville	FL	4,388,163	900,000	7,169,841	8,069,841	24,255		900,000	7,194,096	8,094,096	(223,503)	2008	12/27/2011
Jacksonville II	FL	2,498,815	2,100,000	3,033,522	5,133,522	32,274		2,100,000	3,065,796	5,165,796	(128,895)	2009	12/27/2011
Chantilly	VA	3,474,712	2,431,905	3,968,095	6,400,000	229,442		2,431,905	4,197,537	6,629,442	(93,995)	1985	5/24/2012
Savannah I	GA	1,400,000	987,000	1,573,000	2,560,000	93,471		987,000	1,666,471	2,653,471	(22,850)	2002	8/16/2012
Savannah II	GA	1,250,000	1,026,000	1,464,000	2,490,000	36,238		1,026,000	1,500,238	2,526,238	(20,048)	2001	8/16/2012
Columbia	SC	935,000	1,002,000	1,628,000	2,630,000	27,308		1,002,000	1,655,308	2,657,308	(21,078)	2003	8/16/2012
Lexington I	SC	900,000	789,000	1,021,000	1,810,000	17,284		789,000	1,038,284	1,827,284	(15,619)	2010	8/16/2012
Stuart I	FL	1,425,000	875,000	2,015,000	2,890,000	45,345		875,000	2,060,345	2,935,345	(24,952)	2004	8/16/2012
Lexington II	SC	1,875,000	1,090,000	3,040,000	4,130,000	75,612		1,090,000	3,115,612	4,205,612	(43,218)	1998/2003	8/16/2012
Stuart II	FL	2,085,000	2,100,000	1,200,000	3,300,000	26,804		2,100,000	1,226,804	3,326,804	(18,654)	2008	8/16/2012
Bluffton	SC	2,500,000	1,240,000	3,990,000	5,230,000	5,048		1,240,000	3,995,048	5,235,048	(51,195)	2008	8/16/2012
Wilmington Island	SC	4,330,000	1,616,000	4,194,000	5,810,000	11,299		1,616,000	4,205,299	5,821,299	(33,188)	1999	10/1/2012
Myrtle Beach	SC	1,500,000	1,956,000	1,554,000	3,510,000	5,249		1,956,000	1,559,249	3,515,249	(17,514)	2002	10/1/2012
Mt. Pleasant I	SC	1,500,000	1,360,000	1,320,000	2,680,000	1,500		1,360,000	1,321,500	2,681,500	(6,784)	1989	11/5/2012
Charleston I	SC	1,500,000	725,000	2,085,000	2,810,000	1,080		725,000	2,086,080	2,811,080	(10,865)	2011	11/5/2012
Charleston II	SC	1,650,000	775,000	2,375,000	3,150,000	2,500		775,000	2,377,500	3,152,500	(11,600)	1992	11/5/2012
Mt. Pleasant II	SC	3,350,000	2,630,000	2,570,000	5,200,000	1,500		2,630,000	2,571,500	5,201,500	(15,857)	1995	11/5/2012
Charleston III	SC	3,362,500	1,563,000	4,742,000	6,305,000	2,100		1,563,000	4,744,100	6,307,100	(24,665)	1986/1996	11/5/2012
Mt. Pleasant III	SC	8,000,000	7,190,000	8,220,000	15,410,000	9,072		7,190,000	8,229,072	15,419,072	(43,993)	1997/2007	11/5/2012

			Initial Cost to Company				Gross Carrying Amount at December 31, 2012
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Ridgeland	MS	3,510,096	574,992	4,335,796	4,910,788	—	574,992	4,335,796	4,910,788	—	1989/2004	12/28/2012
Canton	MS	3,196,694	686,070	3,810,851	4,496,921	—	686,070	3,810,851	4,496,921	—	1996/2004	12/28/2012

		$346,774,092	$180,197,109	$406,939,756	$587,136,865	$17,591,030	$178,459,163	$426,268,732	$604,727,895	($29,840,320)

(1)	This property is located in Ontario, Canada.
(2)	The change in cost at this self storage facility is the net of the impact of foreign exchange rate changes and any actual additions.
(3)	This amount is the net of the impact of foreign exchange rate changes and a reduction in basis due to a sale of a parcel of land at this facility.

Activity in real estate facilities during 2012 was as follows:

2012
Real estate facilities
Balance at beginning of year	$510,395,576
Acquisitions	85,722,709
Land disposition	(1,675,860)
Impact of foreign exchange rate changes	614,721
Improvements	9,670,749

Balance at end of year	$604,727,895

Accumulated depreciation
Balance at beginning of year	$15,971,288
Depreciation expense	13,869,032

Balance at end of year	$29,840,320

Real estate facilities, net	$574,887,575

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on November 15, 2012, Commission File No. 333-168905

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 29, 2008, Commission File No. 333-146959

10.2	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.3	Strategic Storage Trust, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on November 15, 2012, Commission File No. 333-168905

10.4	Collateral Loan Agreement for Prudential Loan by and among The Prudential Life Insurance Company of America and Eleven Special-Purpose Entities dated August 25, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.5	Form of Promissory Note for Prudential Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.6	Form of Mortgage or Deed of Trust and Security Agreement for Prudential Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.7	Form of Assignment of Leases and Rents for Prudential Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.8	Form of Supplemental Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.9	Form of Recourse Liabilities Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.10	Promissory Note for Citi Loan in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.11	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.12	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.13	Loan Agreement for Bank of America Loan between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.14	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.15	Amendment No. 1 to First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.16	Purchase and Sale Agreement Related to B&B Portfolio dated March 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.17	Loan Agreement for ING Loan by and among ING Life Insurance and Annuity Company, 11 Special-Purpose Entities, and Strategic Storage Trust, Inc. dated June 10, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.18	Form of Mortgage, Deed of Trust or Deed to Secure Debt for ING Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.19	Form of Security Agreement for ING Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.20	Form of Promissory Note for ING Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.21	Form of Assignment of Leases and Rents for ING Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.22	Form of Guaranty of Affiliate Loans for ING Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.23	Form of Limited Guaranty for ING Loan, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.24	Note for the KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.25	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.26	Collateral Assignment of Leases and Rents for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.27	Collateral Assignment of Management Contract for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.28	Collateral Assignment and Security Agreement in Respect of Contracts, Licenses and Permits for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.29	Pledge and Security Agreement for the KeyBank Loan, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.30	Purchase and Sale Agreement for the Homeland Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 13, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.31	Second Amended and Restated Credit Agreement for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.32	Second Amended and Restated Guaranty for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.33	Amended and Restated Credit Agreement for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.34	Amended and Restated Guaranty for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.35	Purchase and Sale Agreement Related to the Stockade Portfolio dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 25, 2012, Commission File No. 000-53644

10.36	First Amendment to Second Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 16, 2012, Commission File No. 000-53644

10.37	Second Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2012, Commission File No. 000-53644

10.38	Loan Agreement with KeyBank, National Association for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.39	Promissory Note for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.40	Guaranty for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

21.1	Subsidiaries of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the Year Ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.