Form 10-K/A
period 2012-12-31
Strategic Storage Trust, Inc.
filed 2013-04-05
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013 (the “Form 10-K”), is solely to correct a typographical error contained in the Report of Independent Registered Public Accounting Firm, signed by Reznick Group, P.C., included in the financial statements contained within the Form 10-K. The report was inadvertently dated March 29, 2013 and should be dated March 29, 2012, as shown herein.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

The Report of Independent Registered Public Accounting Firm should be as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheet of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Strategic Storage Trust, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ REZNICK GROUP, P.C.

Baltimore, Maryland
March 29, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on April 5, 2013.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. MICHAEL SCHWARTZ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	April 5, 2013

/s/ MICHAEL S. MCCLURE Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 5, 2013

/s/ HAROLD “SKIP” PERRY Harold “Skip” Perry	Independent Director	April 5, 2013

/s/ TIMOTHY S. MORRIS Timothy S. Morris	Independent Director	April 5, 2013