Form 10-Q
period 2013-03-31
Strategic Storage Trust, Inc.
filed 2013-05-15
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2013: 48,010,211, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, and Part II, Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012. Our results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$13,335,410	$13,998,391
Real estate facilities:
Land	178,239,723	178,459,163
Buildings	390,270,494	389,149,948
Site improvements	37,181,819	37,118,784

	605,692,036	604,727,895
Accumulated depreciation	(33,779,066)	(29,840,320)

	571,912,970	574,887,575
Construction in process	6,636,765	5,233,426

Real estate facilities, net ($16,774,902 and $16,829,789 related to VIEs)	578,549,735	580,121,001
Deferred financing costs, net of accumulated amortization	5,719,859	5,989,290
Intangible assets, net of accumulated amortization	8,945,120	11,635,112
Restricted cash	6,267,682	6,449,225
Investments in unconsolidated joint ventures	8,758,311	8,772,005
Other assets	3,500,991	4,270,638

Total assets	$625,077,108	$631,235,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,128,197 and $10,149,024 related to VIEs)	$349,069,589	$353,440,758
Accounts payable and accrued liabilities	11,535,498	12,726,888
Due to affiliates	1,373,424	2,282,344
Distributions payable	2,805,381	2,724,603

Total liabilities	364,783,892	371,174,593

Commitments and contingencies (Note 8)

Redeemable common stock	3,858,860	3,960,664

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 47,330,061 and 46,184,742 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	47,330	46,184
Additional paid-in capital	393,984,577	383,072,118
Distributions	(79,458,634)	(71,401,126)
Accumulated deficit	(64,096,369)	(61,929,145)
Accumulated other comprehensive loss	(963,844)	(682,692)

Total Strategic Storage Trust, Inc. stockholders’ equity	249,513,060	249,105,339

Noncontrolling interests in Operating Partnership	1,115,144	1,149,679
Other noncontrolling interests	5,806,152	5,845,387

Total noncontrolling interests	6,921,296	6,995,066

Total stockholders’ equity	256,434,356	256,100,405

Total liabilities and stockholders’ equity	$625,077,108	$631,235,662

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Self storage rental revenue	$18,809,769	$14,880,550
Ancillary operating revenue	598,172	471,367

Total revenues	19,407,941	15,351,917

Operating expenses:
Property operating expenses	6,713,281	6,220,666
Property operating expenses – affiliates	2,287,729	1,968,949
General and administrative	694,762	588,160
Depreciation	4,095,536	3,356,761
Intangible amortization expense	2,689,992	3,228,452
Property acquisition expenses – affiliates	53,609	27,031
Other property acquisition expenses	22,976	65,326

Total operating expenses	16,557,885	15,455,345

Operating income (loss)	2,850,056	(103,428)

Other income (expense):
Interest expense	(4,664,830)	(4,636,984)
Deferred financing amortization expense	(394,589)	(973,535)
Equity in earnings of real estate ventures	223,371	221,137
Other	(181,467)	41,665

Net loss	(2,167,459)	(5,451,145)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	11,066	28,877
Net income attributable to other noncontrolling interests	(10,831)	(9,826)

Net loss attributable to Strategic Storage Trust, Inc.	$(2,167,224)	$(5,432,094)

Net loss per share – basic	$(0.05)	$(0.15)
Net loss per share – diluted	$(0.05)	$(0.15)

Weighted average shares outstanding – basic	46,700,850	35,675,255
Weighted average shares outstanding – diluted	46,700,850	35,675,255

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,167,459)	$(5,451,145)
Other comprehensive income (loss):
Foreign currency translation adjustment	(346,430)	405,389
Change in fair value of interest rate swap	65,278	(83,081)

Other comprehensive income (loss)	(281,152)	322,308

Comprehensive loss	(2,448,611)	(5,128,837)
Comprehensive (income) loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	12,414	27,054
Comprehensive income attributable to other noncontrolling interests	(10,831)	(9,826)

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(2,447,028)	$(5,111,609)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2012	46,184,742	$46,184	$383,072,118	$(71,401,126)	$(61,929,145)	$(682,692)	$6,995,066	$256,100,405
Gross proceeds from issuance of common stock	1,143,881	1,144	12,313,211	—	—	—	—	12,314,355
Offering costs	—	—	(1,407,123)	—	—	—	—	(1,407,123)
Changes to redeemable common stock	—	—	(206,947)	—	—	—	—	(206,947)
Redemptions of common stock	(342,081)	(342)	(3,313,952)	—	—	—	—	(3,314,294)
Distributions ($0.70 per share)	—	—	—	(8,057,508)	—	—	—	(8,057,508)
Distributions for noncontrolling interests	—	—	—	—	—	—	(73,535)	(73,535)
Issuance of shares for distribution reinvestment plan	343,519	344	3,520,897	—	—	—	—	3,521,241
Stock based compensation expense	—	—	6,373	—	—	—	—	6,373
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(2,167,224)	—	—	(2,167,224)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(235)	(235)
Foreign currency translation adjustment	—	—	—	—	—	(346,430)	—	(346,430)
Change in fair value of interest rate swap	—	—	—	—	—	65,278	—	65,278

Balance as of March 31, 2013	47,330,061	$47,330	$393,984,577	$(79,458,634)	$(64,096,369)	$(963,844)	$6,921,296	$256,434,356

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,167,459)	$(5,451,145)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	7,180,117	7,558,748
Noncash interest expense	41,363	104,340
Expense related to issuance of restricted stock	6,373	6,771
Equity in income of unconsolidated joint ventures	(203,478)	(196,215)
Distributions from unconsolidated joint ventures	217,172	203,162
Foreign currency exchange (gain) loss	111,460	(51,957)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	181,543	141,381
Other assets	342,849	(39,227)
Accounts payable and other accrued liabilities	(521,653)	521,539
Due to affiliates	(1,184,689)	(821,428)

Net cash flows provided by operating activities	4,003,598	1,975,969

Cash flows from investing activities:
Additions to real estate facilities	(1,233,691)	(981,126)
Development and construction of real estate facilities	(2,624,782)	(720,545)
Deposits on acquisitions of real estate facilities	(100,000)	(100,000)
Restricted cash	—	(1,006,335)
Proceeds from land disposition	—	1,978,746
Additional investment in unconsolidated joint venture	—	(232,775)

Net cash flows used in investing activities	(3,958,473)	(1,062,035)

Cash flows from financing activities:
Proceeds from issuance of secured debt	4,489,051	6,222,378
Principal payments on secured debt	(856,809)	(763,425)
Repayment of secured debt	(7,928,861)	(13,500,000)
Deferred financing costs	(132,670)	(93,451)
Gross proceeds from issuance of common stock	12,314,355	12,797,125
Offering costs	(1,407,123)	(1,668,681)
Redemptions of common stock	(3,314,294)	(887,772)
Distributions paid	(4,460,503)	(3,499,186)
Distributions paid to noncontrolling interests	(68,522)	(74,886)
Escrow receivable	405,890	(71,350)
Due to affiliates	282,715	1,205
Repurchase of limited partnership units in our Operating Partnership	—	(396,738)

Net cash flows used in financing activities	(676,771)	(1,934,781)

Effect of exchange rate changes on cash	(31,335)	50,017

Decrease in cash and cash equivalents	(662,981)	(970,830)
Cash and cash equivalents, beginning of period	13,998,391	13,217,410

Cash and cash equivalents, end of period	$13,335,410	$12,246,580

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$4,618,387	$4,607,055
Interest capitalized	$124,791	$86,643
Distributions payable	$2,805,381	$2,148,386
Issuance of shares pursuant to distribution reinvestment plan	$3,521,241	$2,635,829

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 1. Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our Offering (defined below). Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor and our property manager.

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of March 31, 2013, we owned 99.47% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.04%) and unaffiliated third parties (0.49%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the current expiration date of our Offering on September 22, 2013, and our current sales pace, which our board of directors believes should allow us to raise sufficient capital to move to the next phase of our life cycle, our board of directors approved closing our Offering within the original two year offering period. We currently expect to close our Offering on or around September 22, 2013, although the board of directors has reserved its right to close the Offering prior to that date if the board of directors deems it appropriate. Our board may also extend our Offering for an additional year, or in certain circumstances, longer. We currently plan to continue to offer shares under our distribution reinvestment plan beyond the above date; however, we may terminate the distribution reinvestment plan offering at any time. As of March 31, 2013, we had issued approximately 44.2 million shares of common stock for approximately $442 million in our Initial Offering and our Offering and also issued 6.2 million shares of common stock in a private offering.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Effective June 1, 2012, the offering price of our shares of common stock increased from $10.00 per share to $10.79 per share. This increase was primarily based on the April 2, 2012 estimated per share value of our common stock of $10.79, which was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering. Our chief executive officer owns a 15% beneficial non-voting equity interest in our Dealer Manager.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of the Offering to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to an annual distribution limit (initially zero percent) and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 8). Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of March 31, 2013, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of March 31, 2013, we also had minority interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Effective September 15, 2009, the ASC was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of financial statements. The Company’s accounting policies are consistent with the guidance set forth by both the ASC and the SEC.

Reclassifications

Certain amounts previously reported in our 2012 financial statements have been reclassified to conform to the fiscal 2013 presentation.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT (REIT I) and Self Storage REIT II (REIT II), and the accounts of variable interest entities (VIEs) for which we are the primary beneficiary are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2013 and December 31, 2012, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of March 31, 2013 and December 31, 2012, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of March 31, 2013, the consolidated joint venture had net real estate assets of approximately $16.8 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured debt and approximately $5.8 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary, as our Sponsor is not deemed to have a variable interest in the SF property.

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

March 31, 2013

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During each of the three months ended March 31, 2013 and 2012, we expensed approximately $0.1 million of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of March 31, 2013 and December 31, 2012, no impairment losses have been recognized.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Through mergers with REIT I and REIT II in 2009, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one of which became wholly-owned in 2011 and another of which was sold in May 2012), all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. Two of those investments are passive or limited partner interests in self storage facilities (such properties are owned by DSTs, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about the DSTs significant activities) and are therefore accounted for under the cost method; our aggregate investment therein is approximately $0.1 million. Individually our ownership interest in those investments ranged from approximately 0.28% to 1.49%; the carrying value of the investments ranged from approximately $27,000 to $100,000 and our risk of loss is limited to our individual investment therein.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2013, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.1 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of March 31, 2013, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balance and our guarantee of the secured debt, totaled approximately $27.7 million.

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

March 31, 2013

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2013 and December 31, 2012, accumulated amortization of in-place lease intangibles totaled approximately $39.1 million and $36.4 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2013 and December 31, 2012, accumulated amortization of deferred financing costs totaled approximately $4.8 million and $4.4 million, respectively.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the primary offering portion of our Initial Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2013, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

March 31, 2013

the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

During the three months ended March 31, 2013, we redeemed approximately 0.3 million shares of common stock for approximately $3.3 million ($9.69 per share). As of March 31, 2013, we had redemption requests for approximately 515,000 shares of common stock for approximately $5 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 63% of the other redemption requests. Such redemptions totaled approximately 372,000 shares for approximately $3.6 million ($9.77 per share) and were redeemed on April 30, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2013. As of March 31, 2013, we had approximately 143,000 shares that were requested for redemption, but could not be redeemed, as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the second quarter of 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time. See Note 8 for further discussion of our share redemption program.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three months ended March 31, 2013 and 2012, we recorded a loss of approximately $111,500 and a gain of approximately $52,000, respectively.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and equity consideration related to our acquisitions. The fair values of these assets, liabilities and equity consideration were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and common stock as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at March 31, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$302,776,008	$287,219,360	$298,636,303	$287,912,016

As of March 31, 2013, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2013, we had $481,055 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in the consolidated statements of operations. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three months ended March 31, 2013 and 2012, 6,250 and 6,875 shares, respectively, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), was issued in February 2013 and does not change the current requirements for reporting net income or other comprehensive income. However, ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We adopted this ASU in the interim period ending March 31, 2013 and its adoption did not have a material impact on our consolidated financial statements or financial statement disclosures.

Note 3. Madison County Self Storage, DST Acquisition

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

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2013:

Real estate facilities
Balance at December 31, 2012	$604,727,895
Impact of foreign exchange rate changes	(651,557)
Improvements and additions	1,615,698

Balance at March 31, 2013	$605,692,036

Accumulated depreciation
Balance at December 31, 2012	$(29,840,320)
Depreciation	(3,938,746)

Balance at March 31, 2013	$(33,779,066)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 5. Secured Debt

Our secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	March 31, 2013	December 31, 2012	Stated Interest Rate	Maturity Date
Montgomery	$2,749,720	$2,768,704	6.42%	7/1/2016
Seabrook	4,497,892	4,516,470	5.73%	1/1/2016
Greenville	2,253,910	2,263,211	5.65%	3/1/2016
Kemah	8,826,230	8,858,838	6.20%	6/1/2016
Memphis	2,493,170	2,502,922	5.67%	12/1/2016
Tallahassee	7,513,932	7,537,926	6.16%	8/1/2016
Houston	2,009,150	2,018,754	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,353,078	10,387,192	5.84%	12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas I	1,525,923	1,530,923	5.72%	6/1/2017
Pearland	3,469,370	3,480,298	5.93%	7/1/2017
Daphne	1,504,108	1,544,325	5.47%	8/1/2020
Mesa	3,018,876	3,036,098	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan (1) (2)	31,424,554	31,547,772	5.42%	9/5/2019
Dufferin—Toronto—Ontario, Canada (3)	6,620,456	6,812,855	5.22%	12/15/2013
Citi Loan (4)	28,366,165	28,466,942	5.77%	2/6/2021
Bank of America Loan—1 (5)	4,380,363	4,400,398	5.18%	11/1/2015
Bank of America Loan—2 (6)	6,637,423	6,667,782	5.18%	11/1/2015
Bank of America Loan—3 (7)	11,930,087	11,984,654	5.18%	11/1/2015
Prudential—Long Beach (8)	6,612,366	6,637,926	5.27%	9/5/2019
SF Bay Area—Morgan Hill (19)	—	2,928,860	5.75%	4/1/2013
SF Bay Area—Vallejo	4,366,042	4,390,176	6.04%	6/1/2014
Citi Las Vegas Loan (9)	7,517,105	7,545,688	5.26%	6/6/2021
ING Loan (10)	21,508,767	21,587,669	5.47%	7/1/2021
Ladera Ranch	6,788,155	6,821,300	5.84%	6/1/2016
SF Bay Area—San Lorenzo	2,080,807	2,099,622	6.07%	1/1/2014
Las Vegas V	1,657,707	1,667,485	5.02%	7/1/2015
Second Restated KeyBank Loan (11)	46,666,665	51,666,666	4.70%	12/24/2014
Mississauga (12)—Ontario, Canada	7,107,407	6,841,134	5.00%	10/31/2014
Chantilly (13)	3,461,155	3,474,712	4.75%	6/6/2022
Brampton (14)—Ontario, Canada	1,455,701	208,086	5.25%	6/30/2016
Citi Stockade Loan—1 (15)	18,200,000	18,200,000	4.60%	10/1/2022
KeyBank CMBS Loan (16)	31,000,000	31,000,000	4.65%	11/1/2022
Citi Stockade Loan—2 (17)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan—4 (18)	6,445,615	6,459,043	6.33%	10/1/2017
Citi SF Bay Area—Morgan Hill Loan(19)	3,000,000	—	4.08%	3/6/2023
Net fair value adjustment	(534,810)	(576,173)

Total secured debt	$349,069,589	$353,440,758

(1)

This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.

(2)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(3)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at March 31, 2013 was 5.22%.

(4)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of March 31, 2013 was approximately $50.4 million. Such amounts are only available to satisfy the obligations of this loan.

(5)	This loan encumbers the Lawrenceville I and II properties.
(6)	This loan encumbers the Concord, Hickory and Morganton properties.
(7)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(8)	This loan is cross-collateralized by the 11 properties discussed in footnote (1) to this table.
(9)

This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of March 31, 2013 was approximately $9.2 million. Such amounts are only available to satisfy the obligations of this loan.

(10)

This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.

(11)	As of March 31, 2013 and December 31, 2012, this loan was collateralized by the Homeland Portfolio. For additional discussion, see “Second Restated KeyBank Loan” below.
(12)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of March 31, 2013).

(13)	The net book value of the Chantilly property as of March 31, 2013 was approximately $6.5 million. Such amounts are only available to satisfy the obligations of this loan.
(14)

In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of March 31, 2013).

(15)

This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of March 31, 2013 was approximately $34.5 million. Such amounts are only available to satisfy the obligations of this loan.

(16)

This portfolio loan encumbers nine properties (Los Angeles—La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area—Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of March 31, 2013 was approximately $42.2 million. Such amounts are only available to satisfy the obligations of this loan.

(17)

This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of March 31, 2013 was approximately $35.8 million. Such amounts are only available to satisfy the obligations of this loan.

(18)	This loan encumbers the Ridgeland and Canton properties.
(19)

The SF Bay Area – Morgan Hill loan was paid off on March 5, 2013 using proceeds from the Citi SF Bay Area – Morgan Hill Loan. For additional discussion, see “Citi SF Bay Area – Morgan Hill Loan” below.

As of March 31, 2013 and December 31, 2012, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $567 million and $570 million, respectively.

Second Restated KeyBank Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, GA and two properties in Jacksonville, FL), our Operating Partnership and various property owning SPEs entered into a second amended and restated secured credit facility with KeyBank, National Association (“KeyBank”) with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties, bringing the total amount outstanding to $82 million. Such credit facility, as amended (the “Second Restated KeyBank Loan”) was converted from a revolving credit facility to a term loan on August 15, 2012 and the principal balance was reduced on October 10, 2012, from $82 million to $55 million, through the use of the majority of the proceeds from the KeyBank CMBS Loan.

Beginning on November 30, 2012, we were required to make monthly payments in the amount of $1,666,667 until the outstanding principal balance of the Second Restated KeyBank Loan was reduced to $45 million, which occurred on April 5, 2013.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

The remaining $45 million matures on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.

We were required to purchase an interest rate swap with a notional amount of $45 million, which requires us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Loan, our Operating Partnership had the option of selecting one of three variable interest rates which had applicable spreads. Our Operating Partnership elected to have a 30-day LIBOR rate apply, which, including the applicable spread, equaled an interest rate of approximately 4.70% as of March 31, 2013.

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

The Second Restated KeyBank Loan contains a number of customary representations, warranties, indemnities and covenants, including, but not limited to, the following (as defined therein and tested as of the close of each fiscal quarter):

•	a maximum total leverage ratio (57.5% on October 1, 2012 and decreasing to 55% on October 1, 2013 and 50% on October 1, 2014);

•	a minimum interest service coverage ratio (currently 1.60 and increasing to 1.75 on January 1, 2014);

•	a minimum fixed charge ratio (currently 1.35 and increasing to 1.50 on January 1, 2014);

•	a minimum DSCR (beginning on March 31, 2014 at 1.10 and increasing to 1.30 on March 31, 2015 and 1.40 on March 31, 2016);

•	a minimum liquidity (unencumbered cash and cash equivalents plus marketable securities) of $2 million;

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

Citi SF Bay Area—Morgan Hill Loan

On March 5, 2013, we entered into a loan agreement with Citigroup Global Markets Realty Corp. in the principal amount of $3 million. The proceeds from the loan were used to pay down the then outstanding loan collateralized by the SF Bay Area – Morgan Hill property. The new loan matures on March 6, 2023 and bears a fixed interest rate of 4.08% per annum on a 30-year amortization schedule with required monthly payments of interest only for the first five years. The loan contains a number of customary terms and covenants.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2013:

2013	$10,755,648
2014	67,021,282
2015	30,578,445
2016	48,123,041
2017	33,980,454
2018 and thereafter	159,145,529

Total payments (1)	349,604,399
Unamortized fair value adjustment	(534,810)

Total	$349,069,589

(1)	Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2013 was approximately 5.4%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three months ended March 31, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the last three months, approximately $0.1 million was reclassified from AOCI to interest expense. Over the next twelve months, we estimate that an additional $0.3 million will be reclassified from AOCI to interest expense.

As of March 31, 2013, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$481,055	Accounts payable and accrued liabilities	$546,333

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of March 31, 2013, we had not posted any collateral.

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $504,000. If we had breached any of these provisions at March 31, 2013, we could have been required to settle our obligations under the agreements at their termination value of approximately $504,000.

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

Advisory Agreement

We currently do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and USA Self Storage I, DST (“SS I, DST”) and Madison DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees for the three months ended March 31, 2013). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST and Madison DST acquisitions are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, our Advisor receives fees in an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three months ended March 31, 2013 and 2012). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended March 31, 2013, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses, may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

Our dealer manager agreement with our prior dealer manager for our Initial Offering was substantially equivalent to the terms described above.

Affiliated Dealer Manager

Our chief executive officer owns a 15% beneficial non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the SS I, DST acquisition, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. The properties acquired in the SS I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share. During the three months ended March 31, 2013, such threshold was met, and property management fees of approximately $25,000 were recorded relative to the REIT II properties.

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

March 31, 2013

tenant insurance administrative fee; adding a nonsolicitation provision; and adding a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by Strategic Storage Holdings, LLC.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Expensed
Reimbursement of operating expenses (including organizational costs)(1)	$8,145	$15,518
Asset management fees(2)	1,175,632	1,116,127
Property management fee(3) (4)	1,112,097	852,822
Acquisition expenses	53,609	27,031
Additional Paid-in Capital
Selling commissions	844,466	887,105
Dealer Manager fee	361,914	380,188
Reimbursement of offering costs	112,697	127,656

Total	$3,668,560	$3,406,447

(1)

During the three months ended March 31, 2013 and 2012, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $300,000 and $260,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(2)

During the three months ended March 31, 2013, our Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $194,000. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(3)

During the three months ended March 31, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $150,000 for the three months ended March 31, 2013. Such amounts were waived permanently and accordingly, will not be paid to our Property Manager.

(4)

During the three months ended March 31, 2013 and 2012, property management fees include approximately $27,000 and $25,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.

As of March 31, 2013 and December 31, 2012, we had amounts due to affiliates totaling $1,373,424 and $2,282,344, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our chief executive officer, are participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three months ended March 31, 2013 and 2012, we recorded revenue of approximately $0.4 million and $0.3 million, respectively, in connection with this tenant reinsurance program.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our initial public offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

price of our shares, thus the current purchase price under the distribution reinvestment plan is $10.25 per share. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2013, we have sold approximately 3.4 million shares through our distribution reinvestment plan.

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

March 31, 2013

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

Redeemable Common Stock—State of Washington

In the third quarter of 2012, we discovered that, due to a clerical error, we exceeded our registration amount in the State of Washington during a three month period in 2012. Upon this discovery, we immediately took action to increase our registration amount; however, stockholders who purchased shares in excess of the amount then-registered in the State of Washington may be entitled to a rescission of their respective investments (totaling approximately $3.9 million) in our shares, as the shares they originally purchased were unregistered. If any of those stockholders seek a rescission, we will be required to redeem their shares. Such shares were subsequently registered, and we do not expect a significant amount of requests for rescission.

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

Ground Lease Commitment—SF Bay Area—San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 22 years as of March 31, 2013 and recorded rent expense of approximately $37,000 for each of the three months ended March 31, 2013 and 2012. The lease has minimum lease payments of approximately $99,000, $133,000, $139,000, $139,000 and $139,000 for the years ending 2013, 2014, 2015, 2016 and 2017.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total revenues	$15,351,917	$15,705,274	$17,098,173	$18,455,140	$19,407,941
Total operating expenses	$15,455,345	$16,136,742	$17,000,260	$17,351,457	$16,557,885
Net loss	$(5,451,145)	$(5,091,133)	$(4,620,823)	$(3,852,041)	$(2,167,459)
Net loss attributable to the Company	$(5,432,094)	$(5,087,074)	$(4,610,650)	$(3,843,894)	$(2,167,224)
Net loss per share-basic and diluted	$(0.15)	$(0.12)	$(0.11)	$(0.08)	$(0.05)

Note 11. Potential Acquisitions

On March 21, 2013, we entered into a purchase and sale agreement for a facility located in North Charleston, South Carolina. The purchase price for the facility is approximately $6.6 million. We expect to close this acquisition by the end of the second quarter of 2013. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

Note 12. Subsequent Events

Offering Status

As of May 8, 2013, in connection with our Initial Offering and Offering we have issued approximately 45.2 million shares of our common stock for gross proceeds of approximately $453 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the current expiration date of our Offering on September 22, 2013, and our current sales pace, which our board of directors believes should allow us to raise sufficient capital to move to the next phase of our life cycle, our board of directors approved closing our Offering within the original two year offering period. We currently expect to close our Offering on or around September 22, 2013, although the board of directors has reserved its right to close the Offering prior to that date if the board of directors deems it appropriate. Our board may also extend our Offering for an additional year, or in certain circumstances, longer. We currently plan to continue to offer shares under our distribution reinvestment plan beyond the above date; however, we may terminate the distribution reinvestment plan offering at any time. As of March 31, 2013, we had issued approximately 44.2 million shares of common stock for approximately $442 million in our Initial Offering and our Offering and also issued 6.2 million shares of common stock in a private offering.

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

As of March 31, 2013, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of March 31, 2013, we also had minority interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in this report. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of March 31, 2012, we wholly-owned 91 self storage facilities located in 17 states and Canada, comprising approximately 60,140 units and approximately 7.5 million square feet.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Offering. Our chief executive officer owns a 15% beneficial non-voting equity interest in our Dealer Manager.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager Strategic Storage Property Management, LLC (our “Property Manager”).

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

As of March 31, 2013, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)		Climate- Controlled %(2)	Rental Income %(3)
Alabama (4)	2	1,075	148,200		1.6%	72.0%		45.6%	1.1%
Arizona	4	1,975	243,900		2.7%	84.0%		21.0%	2.1%
California (4)	8	6,400	849,600		9.2%	91.1%		19.2%	15.0%
Florida	10	7,750	877,300		9.5%	83.7%		44.7%	10.8%
Georgia	22	12,990	1,708,900		18.6%	74.5%		52.3%	14.3%
Illinois	4	2,455	394,000	(5)	4.3%	76.6%		1.8%	4.2%
Kentucky	5	2,870	415,700		4.5%	87.0%		2.0%	4.3%
Mississippi	3	1,495	224,300		2.4%	78.7%		24.3%	2.3%
Nevada	8	4,735	639,000		7.0%	82.0%		60.0%	5.7%
New Jersey	5	4,180	399,600		4.4%	85.2%		59.7%	8.8%
New York	1	700	82,800		0.9%	85.9%		20.2%	1.0%
North Carolina	3	1,560	207,600		2.3%	84.6%		17.8%	1.7%
Ontario, Canada (6)	3	2,805	320,600		3.5%	62.1	% (7)	67.9%	2.9%
Pennsylvania	4	2,210	285,700		3.1%	71.3%		10.6%	2.8%
South Carolina	12	6,605	859,100		9.3%	78.2%		21.6%	8.4%
Tennessee	1	855	157,100		1.7%	82.8%		0.0%	0.8%
Texas (4)	10	6,250	1,036,600		11.3%	84.8%		21.8%	9.2%
Virginia	5	3,280	343,900		3.7%	80.8%		42.4%	4.6%

Total	110	70,190	9,193,900		100%	80.7%		33.5%	100%

(1)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2013.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of March 31, 2013 for each state.
(3)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of March 2013.
(4)

Does not include properties in which we owned a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	The Brampton property is currently under construction, thus the related occupancy statistics exclude this property.
(7)	Included in the occupancy calculation for Ontario, Canada is the Mississauga property, which was 41% occupied as of March 31, 2013. The construction on this property was completed in December 2012.

The map below shows the geographic location of our self storage portfolio as of March 31, 2013.

As of March 31, 2013, we also had minority interests in eight additional self storage facilities located in three states, comprising approximately 5,550 units and approximately 600,000 rentable square feet. Our interests in these properties range from 0.28% to 12.26%. Additionally, we have a minority interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

The weighted average capitalization rate at acquisition for our 110 wholly-owned self storage facilities as of March 31, 2013 was approximately 7.22% (7.58% for the 85 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition, and we had two properties that were under development at acquisition). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

As of March 31, 2013 and 2012, we wholly-owned 110 and 91 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2012 as listed below.

•	In the three months ended March 31, 2013 and 2012, we did not acquire any self storage facilities.

•

The three months ended March 31, 2013 includes activity related to the 19 self storage facilities that were acquired between April 1, 2012 and December 31, 2012 for consideration of approximately $93 million.

Due to the items noted above, we believe there is little basis for comparison between the three months ended March 31, 2013 and 2012.

Homeland Portfolio

On December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with an initial occupancy of 46%) for $80 million. The Homeland Portfolio results have substantially improved for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Occupancy increased from 51% as of March 31, 2012 to 75% at March 31, 2013 and revenue increased by approximately $0.4 million or 30% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Additionally, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, interest expense and deferred financing amortization expense decreased by approximately $0.4 million and $0.4 million, respectively, due to the payoff of the KeyBank Bridge Loan in August 2012, which partially funded the Homeland Portfolio acquisition. Although the Homeland Portfolio continues to operate at a loss, after considering interest expense and deferred financing amortization expense, we believe that the Homeland Portfolio will provide incremental operating income and cash flows over the remainder of 2013 as occupancy continues to grow. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Self Storage Rental Revenue

Rental revenue for the three months ended March 31, 2013 was approximately $18.8 million, as compared to rental revenue for the three months ended March 31, 2012 of approximately $14.9 million, an increase of approximately $3.9 million or 26%. The increase in rental revenue arises primarily from a full quarter of rental revenue from the 19 properties acquired in 2012 (approximately $2.5 million) and an increase in same-store rental revenue (approximately $1.4 million or 9%, excluding the Homeland Portfolio such same-store increases would have been approximately $1.0 million or 7%). We expect rental revenue to increase in future periods as we acquire additional operating facilities.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended March 31, 2013 was approximately $0.6 million, as compared to ancillary operating revenue for the three months ended March 31, 2012 of approximately $0.5 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2013 were approximately $6.7 million (approximately 34.6% of total revenues) as compared to property operating expenses for the three months ended March 31, 2012 of approximately $6.2 million (approximately 40.5% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $0.8 million, arises from the increase in the number of self storage facilities we owned, partially off-set by a decrease in same-store property operating expenses of approximately $0.3 million. Our property operating expenses as a percentage of revenue decreased by approximately 5.9% compared to the three months ended March 31, 2012, primarily due to increased same-store revenues and reductions in payroll and advertising expenses. We expect property operating expenses to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses—affiliates

Property operating expenses—affiliates for the three months ended March 31, 2013 were approximately $2.3 million (approximately 11.8% of total revenues) as compared to property operating expenses—affiliates for the three months ended March 31, 2012 of approximately $2.0 million (approximately 12.8% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates primarily arises from the increase in the number of self storage facilities we owned. Property operating expenses—affiliates as a percentage of revenues decreased by approximately 1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to increased revenues as discussed above, as well as the addition of the Stockade Portfolio, where the asset management fees were permanently waived for the three months ended March 31, 2013. We expect property operating expenses—affiliates to increase in future periods as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $0.7 million the three months ended March 31, 2013 as compared to general and administrative expenses for the three months ended March 31, 2012 of $0.6 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses in 2013 was primarily due to an increase in transfer agent costs, as our investor base increased, as well as an increase in professional services and brand promotion related costs. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2013 were approximately $6.8 million, compared to approximately $6.6 million for three months ended March 31, 2012. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is primarily attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized during 2012 or the three months ended March 31, 2013. We expect depreciation and amortization expenses to increase in future periods commensurate with our acquisition activity.

Property Acquisition Expenses

Property acquisition expenses for the three months ended March 31, 2013 were approximately $0.1 million, as compared to approximately $0.1 million for the three months ended March 31, 2012. There were no properties acquired in the three months ended March 31, 2013 or 2012. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2013 was approximately $4.7 million, as compared to interest expense of approximately $4.6 million for the three months ended March 31, 2012. The slight increase in interest expense is the result of decreased interest expense related to the KeyBank Bridge Loan of $0.4 million, which was repaid in full in August 2012, a decrease in interest expense related to the Second Restated KeyBank Loan of $0.3 million due to a reduction in the balance outstanding, offset by increased expense related to new debt incurred in the fourth quarter of 2012. We expect interest expense to increase in future periods to the extent we acquire additional properties through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended March 31, 2013 was approximately $0.4 million, as compared to approximately $1.0 million for the three months ended March 31, 2012. The decrease of approximately $0.6 million primarily relates to the elimination of amortization of deferred financing fees on the KeyBank Bridge Loan of approximately $0.4 million, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees on the Second Restated KeyBank Loan of approximately $0.3 million. Such reductions were partially offset by amortization of deferred financing fees on new debt incurred in 2012.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the three months ended March 31, 2013 and 2012. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue(1)	$16,722,580	$15,345,886	9.0%	$2,685,361	$6,031	N/M	$19,407,941	$15,351,917	26%
Property operating expenses(2)	6,679,214	6,909,258	(3.3%)	1,146,164	164,230	N/M	7,825,378	7,073,488	11%

Operating income (loss)	$10,043,366	$8,436,628	19.0%	$1,539,197	($158,199)	N/M	$11,582,563	$8,278,429	40%

Number of facilities(3)	90	90		21	2		111	92
Rentable square feet	7,722,400	7,722,400		1,549,400	210,300		9,271,800	7,932,700
Average physical occupancy(4)	81%	73%		N/M	N/M		80%	72%
Rent per occupied square foot(5)	$0.82	$0.83		N/M	N/M		$0.81	$0.83

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.

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

Our increase in same-store revenue of approximately $1.4 million was primarily the result of increased average physical occupancy for the three months ended March 31, 2013 of approximately 8% over the three months ended March 31, 2012. The Homeland Portfolio increased average occupancy by approximately 23% and contributed approximately $0.4 million to the increase in same-store revenue, which was a 30% increase in revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Our same-store property operating expenses decreased by approximately $0.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to reductions primarily in payroll and advertising expense.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 7% and 16%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 82% and 77%, respectively, for the three months ended March 31, 2013 and 2012. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been constant between the periods at $0.83.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net loss attributable to Strategic Storage Trust, Inc.	$(2,167,224)	$(5,432,094)
Add:
Depreciation	3,993,412	3,290,273
Amortization of intangible assets	2,689,992	3,228,452
Deduct:
Adjustment for noncontrolling interests(2)	(92,243)	(92,745)

FFO	4,423,937	993,886
Other Adjustments:
Acquisition expenses(3)	76,585	92,357
Amortization of fair value adjustments of secured debt(4)	41,363	104,340
Realized and unrealized (gains) losses on foreign exchange holdings(5)	111,460	(51,957)
Adjustment for noncontrolling interests(2)	(12,817)	(20,155)

MFFO(1)	$4,640,528	$1,118,471

As discussed above, our results of operations for the three months ended March 31, 2013 and 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition above.

(1)	The improvement in MFFO between the three months ended March 31, 2013 and 2012 is primarily the result of the following:

•

Total revenues less all property operating expenses were approximately $10.4 million for the three months ended March 31, 2013 compared to approximately $7.2 million for the three months ended March 31, 2012, thereby increasing MFFO by approximately $3.2 million. Such increase was primarily due to the acquisition of 19 properties between April 1, 2012 and December 31, 2012 (approximately $1.5 million) and improved same-store results (approximately $1.6 million, which included approximately $0.3 million related to the Homeland Portfolio).

•

Increased MFFO of approximately $0.6 million due to reduced amortization of deferred financing costs; such reduction was primarily related to the KeyBank Bridge Loan (approximately $0.4 million), as such loan was repaid in full in August 2012 and a reduction in amortization on the Second Restated KeyBank Loan (approximately $0.3 million).

(2)

Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated joint venture’s real estate depreciation and amortization of intangible assets was $56,580 and $56,009, respectively, for the three months ended March 31, 2013 and 2012.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $0.4 million and $1.0 million was recognized as interest expense for the three months ended March 31, 2013 and 2012.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended		Change
	March 31, 2013	March 31, 2012
Net cash flow provided by (used in):
Operating activities	$4,003,598	$1,975,969	$2,027,629
Investing activities	(3,958,473)	(1,062,035)	(2,896,438)
Financing activities	(676,771)	(1,934,781)	1,258,010

Cash flows provided by operating activities for the three months ended March 31, 2013 and 2012 were approximately $4.0 million and $2.0 million, respectively, an increase in cash provided by operations of approximately $2.0 million. The increase in cash provided is primarily the result of a favorable improvement of approximately $2.9 million in our net loss, as adjusted for depreciation and amortization, offset by the effects of changes in accounts payable and accrued liabilities of approximately $1 million between the periods.

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were approximately $4.0 million and $1.1 million, respectively, an increase in the use of cash of approximately $2.9 million. The increase in cash used primarily relates to an increase in development and construction activity at our Canadian development properties and the net impact of non-recurring transactions in 2012.

Cash flows used in financing activities for the three months ended March 31, 2013 and 2012 were approximately $0.7 million and $1.9 million, respectively, a reduction of approximately $1.2 million. The reduction in cash used in financing activities over the prior period primarily relates to a decrease in debt repayments, partially offset by increased redemptions of common stock.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
Distributions paid in cash	$4,460,503		$15,831,397
Distributions reinvested	3,521,241		12,311,983

Total distributions	$7,981,744		$28,143,380

Source of distributions
Cash flows provided by operations	$4,003,598	50.2%	$9,550,340	33.9%
Offering proceeds from distribution reinvestment plan	3,521,241	44.1%	12,311,983	43.8%
Offering proceeds from Primary Offering	456,905	5.7%	6,281,057	22.3%

Total sources	$7,981,744	100.0%	$28,143,380	100.0%

Cash flows provided by operations for the three months ended March 31, 2013 and the year ended December 31, 2012, include approximately $0.1 million and $3.6 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through March 31, 2013, we paid cumulative distributions of approximately $79.5 million, as compared to cumulative FFO of approximately $5.9 million. For the three months ended March 31, 2013, we incurred distributions of approximately $8.1 million, as compared to FFO of approximately $4.4 million. For the year ended December 31, 2012, we incurred distributions of approximately $28.8 million, as compared to FFO of approximately $5.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2013, we had approximately $349.6 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $0.5 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of March 31, 2013 was approximately 5.4%. As of March 31, 2013, approximately $61.9 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1)	$108,233,789	$13,935,875	$32,236,509	$21,959,615	$40,101,790
Mortgage principal (1)	349,604,399	10,755,648	97,599,727	82,103,495	159,145,529
Operating leases	3,203,181	99,225	272,318	277,830	2,553,808

Total contractual obligations	$461,041,369	$24,790,748	$130,108,554	$104,340,940	$201,801,127

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

As of March 31, 2013, our debt consisted of approximately $287.8 million in fixed rate debt and approximately $61.9 million in variable rate debt (excluding net unamortized debt discounts of approximately $0.5 million). As of December 31, 2012, our debt consisted of approximately $288.5 million in fixed rate debt and approximately $65.5 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate debt that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of March 31, 2013:

	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$2,468,527	$14,913,875	$30,578,445	$46,667,340	$33,980,454	$159,145,529	$287,754,170	$302,776,008
Average interest rate	5.39%	5.35%	5.36%	5.31%	5.15%	5.03%	—	—
Variable rate debt (1)	$8,287,121	$52,107,407	—	$1,455,701	—	—	$61,850,229	$61,850,229
Average interest rate	4.79%	4.78%	5.25%	5.25%	—	—	—	—

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012.

Our stockholders’ interests in us will be diluted as we issue additional shares, and upon purchasing shares, our stockholders’ investments may immediately be diluted based on the net book value per share of our common stock.

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

In addition, the net book value per share of our common stock was approximately $5.35 as of March 31, 2013 as compared to our current offering price per share of $10.79. Therefore, upon a purchase of our shares, our stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of March 31, 2013, we had issued approximately 44.2 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $442 million. From this amount, we incurred approximately $12.6 million in acquisition fees to our Advisor, approximately $39.8 million in selling commissions and dealer manager fees (of which approximately $31.8 million was reallowed to third party broker-dealers), and approximately $4.5 million in organization and offering costs to our Advisor, resulting in net proceeds of approximately $385 million. With the net offering proceeds and indebtedness, we acquired approximately $463 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which was amended effective March 28, 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the three months ended March 31, 2013, we redeemed approximately 0.3 million shares of common stock for approximately $3.3 million ($9.69 per share). As of March 31, 2013, we had redemption requests for approximately 515,000 shares of common stock for approximately $5 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 63% of the other redemption requests. Such redemptions totaled approximately 372,000 shares for approximately $3.6 million ($9.77 per share) and were redeemed on April 30, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2013. As of March 31, 2013, we had approximately 143,000 shares that were requested for redemption, but could not be redeemed as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the second quarter of 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the three months ended March 31, 2013, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2013	342,081	$9.69	342,081
Total	342,081	$9.69	342,081

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Company’s Prospectus dated September 22, 2011, Commission File No. 333-168905

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: May 15, 2013	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer