Form 10-Q
period 2013-06-30
Strategic Storage Trust, Inc.
filed 2013-08-13
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2013: 51,507,313, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012. Our results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$34,057,512	$13,998,391
Real estate facilities:
Land	177,898,958	178,459,163
Buildings	390,268,990	389,149,948
Site improvements	37,257,089	37,118,784

	605,425,037	604,727,895
Accumulated depreciation	(37,753,859)	(29,840,320)

	567,671,178	574,887,575
Construction in process	9,187,958	5,233,426

Real estate facilities, net ($16,710,702 and $16,829,789 related to VIEs)	576,859,136	580,121,001
Deferred financing costs, net of accumulated amortization	5,387,826	5,989,290
Intangible assets, net of accumulated amortization	6,944,382	11,635,112
Restricted cash	7,527,205	6,449,225
Investments in unconsolidated joint ventures	8,733,365	8,772,005
Other assets	3,811,231	4,270,638

Total assets	$643,320,657	$631,235,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,110,372 and $10,149,024 related to VIEs)	$348,847,349	$353,440,758
Accounts payable and accrued liabilities	13,176,811	12,726,888
Due to affiliates	1,289,379	2,282,344
Distributions payable	2,851,534	2,724,603

Total liabilities	366,165,073	371,174,593

Commitments and contingencies (Note 8)

Redeemable common stock	3,858,860	3,960,664

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 50,205,278 and 46,184,742 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	50,205	46,184
Additional paid-in capital	421,749,040	383,072,118
Distributions	(87,933,443)	(71,401,126)
Accumulated deficit	(66,045,448)	(61,929,145)
Accumulated other comprehensive loss	(1,371,802)	(682,692)

Total Strategic Storage Trust, Inc. stockholders’ equity	266,448,552	249,105,339

Noncontrolling interests in Operating Partnership	1,082,430	1,149,679
Other noncontrolling interests	5,765,742	5,845,387

Total noncontrolling interests	6,848,172	6,995,066

Total stockholders’ equity	273,296,724	256,100,405

Total liabilities and stockholders’ equity	$643,320,657	$631,235,662

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Self storage rental income	$19,249,306	$15,165,993	$38,059,075	$30,046,543
Ancillary operating income	681,902	539,281	1,280,074	1,010,648

Total revenues	19,931,208	15,705,274	39,339,149	31,057,191

Operating expenses:
Property operating expenses	7,147,282	6,577,530	13,860,563	12,798,196
Property operating expenses – affiliates	2,357,413	1,999,067	4,645,142	3,968,016
General and administrative	787,778	619,842	1,482,540	1,208,002
Depreciation	4,160,092	3,431,272	8,255,628	6,788,033
Intangible amortization expense	2,000,739	2,859,462	4,690,731	6,087,914
Property acquisition expenses – affiliates	53,010	236,119	106,619	263,150
Other property acquisition expenses	160,730	413,450	183,706	478,776

Total operating expenses	16,667,044	16,136,742	33,224,929	31,592,087

Operating income (loss)	3,264,164	(431,468)	6,114,220	(534,896)
Other income (expense):
Interest expense	(4,686,164)	(4,433,288)	(9,350,994)	(9,070,272)
Deferred financing amortization expense	(346,522)	(1,013,793)	(741,111)	(1,987,328)
Equity in earnings of real estate ventures	199,464	232,866	422,835	454,003
Gain on sale of investment in unconsolidated joint venture	—	815,000	—	815,000
Other	(380,041)	(260,450)	(561,508)	(218,785)

Net loss	(1,949,099)	(5,091,133)	(4,116,558)	(10,542,278)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	9,657	20,819	20,723	49,696
Net income attributable to other noncontrolling interests	(9,637)	(16,760)	(20,468)	(26,586)

Net loss attributable to Strategic Storage Trust, Inc.	$(1,949,079)	$(5,087,074)	$(4,116,303)	$(10,519,168)

Net loss per share – basic	$(0.04)	$(0.12)	$(0.09)	$(0.28)
Net loss per share – diluted	$(0.04)	$(0.12)	$(0.09)	$(0.28)

Weighted average shares outstanding – basic	48,530,157	40,937,654	47,623,669	37,667,172
Weighted average shares outstanding – diluted	48,530,157	40,937,654	47,623,669	37,667,172

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,949,099)	$(5,091,133)	$(4,116,558)	$(10,542,278)
Other comprehensive income (loss):
Foreign currency translation adjustment	(499,968)	(463,015)	(846,398)	(57,626)
Change in fair value of interest rate swap	92,010	(138,493)	157,288	(221,574)

Other comprehensive loss	(407,958)	(601,508)	(689,110)	(279,200)

Comprehensive loss	(2,357,057)	(5,692,641)	(4,805,668)	(10,821,478)
Comprehensive (income) loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	10,941	24,132	23,963	51,312
Comprehensive income attributable to other noncontrolling interests	(9,637)	(16,760)	(20,468)	(26,586)

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(2,355,753)	$(5,685,269)	$(4,802,173)	$(10,796,752)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2012	46,184,742	$46,184	$383,072,118	$(71,401,126)	$(61,929,145)	$(682,692)	$6,995,066	$256,100,405
Gross proceeds from issuance of common stock	4,023,579	4,024	43,276,288	—	—	—	—	43,280,312
Offering costs	—	—	(4,611,596)	—	—	—	—	(4,611,596)
Changes to redeemable common stock	—	—	(312,290)	—	—	—	—	(312,290)
Redemptions of common stock	(714,249)	(714)	(6,951,590)	—	—	—	—	(6,952,304)
Issuance of restricted stock	2,500	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(16,532,317)	—	—	—	(16,532,317)
Distributions for noncontrolling interests	—	—	—	—	—	—	(146,639)	(146,639)
Issuance of shares for distribution reinvestment plan	708,706	709	7,263,886	—	—	—	—	7,264,595
Stock based compensation expense	—	—	12,224	—	—	—	—	12,224
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(4,116,303)	—	—	(4,116,303)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(255)	(255)
Foreign currency translation adjustment	—	—	—	—	—	(846,398)	—	(846,398)
Change in fair value of interest rate swap	—	—	—	—	—	157,288	—	157,288

Balance as of June 30, 2013	50,205,278	$50,205	$421,749,040	$(87,933,443)	$(66,045,448)	$(1,371,802)	$6,848,172	$273,296,724

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,116,558)	$(10,542,278)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	13,687,470	14,863,275
Noncash interest expense	91,167	157,330
Expense related to issuance of restricted stock	12,224	12,022
Equity in income of unconsolidated joint ventures	(402,033)	(392,836)
Distributions from unconsolidated joint ventures	440,673	407,681
Gain on sale of investment in unconsolidated joint venture	—	(815,000)
Foreign currency exchange loss	320,443	45,368
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,077,980)	(277,246)
Other assets	179,600	(8,872)
Accounts payable and other accrued liabilities	1,121,125	1,524,827
Due to affiliates	(907,482)	(1,012,147)

Net cash flows provided by operating activities	9,348,649	3,962,124

Cash flows from investing activities:
Purchases of real estate	—	(7,300,000)
Additions to real estate facilities	(2,009,284)	(2,156,621)
Development and construction of real estate facilities	(5,590,436)	(2,607,502)
Deposits on acquisitions of real estate facilities	(202,283)	(1,231,359)
Proceeds from sale of investment in unconsolidated joint venture	—	1,425,000
Proceeds from land disposition	—	1,978,746
Additional investment in unconsolidated joint venture	—	(234,735)

Net cash flows used in investing activities	(7,802,003)	(10,126,471)

Cash flows from financing activities:
Proceeds from issuance of secured debt	7,491,229	11,505,379
Principal payments on secured debt	(1,692,122)	(1,522,774)
Repayment of secured debt	(9,595,526)	(25,500,000)
Deferred financing costs	(158,854)	(291,957)
Gross proceeds from issuance of common stock	43,280,312	83,279,924
Offering costs	(4,611,596)	(8,662,925)
Redemptions of common stock	(6,952,304)	(6,313,391)
Distributions paid	(9,145,590)	(7,231,245)
Distributions paid to noncontrolling interests	(146,639)	(134,564)
Escrow receivable	178,085	(414,990)
Due to affiliates	(69,238)	89,471
Repurchase of limited partnership units in our Operating Partnership	—	(396,738)

Net cash flows provided by financing activities	18,577,757	44,406,190
Effect of exchange rate changes on cash	(65,282)	(53,498)

Increase in cash and cash equivalents	20,059,121	38,188,345
Cash and cash equivalents, beginning of period	13,998,391	13,217,410

Cash and cash equivalents, end of period	$34,057,512	$51,405,755

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$9,418,893	$8,856,428
Interest capitalized	$252,541	$192,596
Distributions payable	$2,851,534	$2,475,044
Issuance of shares pursuant to distribution reinvestment plan	$7,264,595	$5,480,492

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of June 30, 2013, we owned 99.50% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.04%) and unaffiliated third parties (0.46%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the current expiration date of our Offering on September 22, 2013, and our current sales pace, which our board of directors believes should allow us to raise sufficient capital to move to the next phase of our life cycle, our board of directors approved closing our Offering within the original two year offering period. We currently expect to close our Offering on September 22, 2013, although the board of directors has reserved its right to close the Offering prior to that date if the board of directors deems it appropriate. Our board reserves the right to extend our Offering for an additional year, or in certain circumstances, longer. We currently plan to continue to offer shares under our distribution reinvestment plan beyond the above date; however, we may terminate the distribution reinvestment plan offering at any time. In connection with the pending close-down of our Offering and in light of current market conditions, our board of directors has been exploring certain strategic alternatives to create stockholder liquidity. Over several months, we interviewed several investment banking firms to assist us in this process. After this extensive interview process, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze these strategic alternatives. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. As of June 30, 2013, we had issued approximately 47.4 million shares of common stock for approximately $476.7 million in our Initial Offering and our Offering and also issued 6.2 million shares of common stock in a private offering.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Effective June 1, 2012, the offering price of our shares of common stock increased from $10.00 per share to $10.79 per share. This increase was primarily based on the estimated per share value of our common stock of $10.79 that we announced on April 2, 2012, which was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

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

As of June 30, 2013, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of June 30, 2013, we also had noncontrolling interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

June 30, 2013

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

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2013 and December 31, 2012, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of June 30, 2013 and December 31, 2012, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The operating partnership of REIT I (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of June 30, 2013, the consolidated joint venture had net real estate assets of approximately $16.7 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured debt and approximately $5.8 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary, as our Sponsor is not deemed to have a variable interest in the SF property.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2013 and 2012, we expensed approximately $0.2 and $0.6 million, respectively, of acquisition related transaction costs and during the six months ended June 30, 2013 and 2012, we expensed approximately $0.3 and $0.7 million, respectively, of acquisition related transaction costs.

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

June 30, 2013

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of June 30, 2013 and December 31, 2012, no impairment losses have been recognized.

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

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2013, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.0 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of June 30, 2013, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balances and our guarantee of the secured debt, totaled approximately $27.6 million.

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

June 30, 2013

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2013 and December 31, 2012, accumulated amortization of in-place lease intangibles totaled approximately $41.1 million and $36.4 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2013 and December 31, 2012, accumulated amortization of deferred financing costs totaled approximately $5.2 million and $4.4 million, respectively.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the primary offering portion of our Initial Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2013, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

During the three months ended June 30, 2013, we redeemed approximately 0.4 million shares of common stock for approximately $3.6 million ($9.77 per share). As of June 30, 2013, we had redemption requests for approximately 445,000 shares of common stock for approximately $4.3 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 85% of the other redemption requests. Such redemptions totaled approximately 385,000 shares for approximately $3.7 million ($9.71 per share) and were redeemed on July 31, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2013. As of June 30, 2013, we had approximately 60,000 shares that were requested for redemption, but could not be redeemed, as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the third quarter of 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time. See Note 8 for further discussion of our share redemption program.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three and six months ended June 30, 2013, we recorded a loss of approximately $210,000 and $320,000, respectively, and, for the three and six months ended June 30, 2012, we recorded a loss of approximately $97,000 and $45,000, respectively.

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

June 30, 2013

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

The table below summarizes our fixed rate notes payable at June 30, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$296,268,589	$286,490,025	$298,636,303	$287,912,016

As of June 30, 2013, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2013, we had $389,045 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and six months ended June 30, 2013, 3,750 shares, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive and for the three and six months ended June 30, 2012, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Note 3. Madison County Self Storage, DST Acquisition

During the third and fourth quarters of 2012, we purchased beneficial interests (the “Madison Interests”) in Madison County Self Storage, DST (“Madison DST”), a Delaware statutory trust sponsored by our Sponsor, from 13 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were completed on December 28, 2012, when we acquired the remaining 52%, such that we then owned 100% of the Madison Interests. The agreed upon purchase price of the Madison Interests acquired, based on the aggregate appraised value of the two properties owned by Madison DST, was approximately $10.7 million. Consideration provided consisted of approximately $3.1 million in cash along with the issuance of approximately 84,000 limited partnership units in our Operating Partnership and the assumption of an approximately $6.5 million bank loan held by Madison DST (the “Bank of America Loan –4”). Madison DST leased its properties to a master tenant (the “Tenant”) on a triple-net basis pursuant to a master lease (the “Lease”). The Tenant is owned by affiliates of the Sponsor. Such Lease was terminated effective December 28, 2012.

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

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2013:

Real estate facilities
Balance at December 31, 2012	$604,727,895
Impact of foreign exchange rate changes	(1,667,603)
Improvements and additions	2,364,745

Balance at June 30, 2013	$605,425,037

Accumulated depreciation
Balance at December 31, 2012	$(29,840,320)
Depreciation	(7,913,539)

Balance at June 30, 2013	$(37,753,859)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note 5. Secured Debt

Our secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	June 30, 2013	December 31, 2012	Interest Rate	Maturity Date
Montgomery	$2,731,649	$2,768,704	6.42%	7/1/2016
Seabrook	4,480,470	4,516,470	5.73%	1/1/2016
Greenville	2,245,181	2,263,211	5.65%	3/1/2016
Kemah	8,796,137	8,858,838	6.20%	6/1/2016
Memphis	2,484,059	2,502,922	5.67%	12/1/2016
Tallahassee	7,492,125	7,537,926	6.16%	8/1/2016
Houston	2,000,037	2,018,754	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,321,807	10,387,192	5.84%	12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas I	1,521,333	1,530,923	5.72%	6/1/2017
Pearland	3,459,414	3,480,298	5.93%	7/1/2017
Daphne	1,463,785	1,544,325	5.47%	8/1/2020
Mesa	3,002,317	3,036,098	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan (1) (2)	31,299,646	31,547,772	5.42%	9/5/2019
Dufferin—Toronto—Ontario, Canada (3)	6,348,185	6,812,855	5.22%	12/15/2013
Citi Loan (4)	28,272,976	28,466,942	5.77%	2/6/2021
Bank of America Loan—1 (5)	4,361,321	4,400,398	5.18%	11/1/2015
Bank of America Loan—2 (6)	6,608,569	6,667,782	5.18%	11/1/2015
Bank of America Loan—3 (7)	11,878,224	11,984,654	5.18%	11/1/2015
Prudential—Long Beach (8)	6,586,468	6,637,926	5.27%	9/5/2019
SF Bay Area—Morgan Hill (19)	—	2,928,860	5.75%	4/1/2013
SF Bay Area—Vallejo	4,342,998	4,390,176	6.04%	6/1/2014
Citi Las Vegas Loan (9)	7,490,330	7,545,688	5.26%	6/6/2021
ING Loan (10)	21,428,782	21,587,669	5.47%	7/1/2021
Ladera Ranch	6,756,712	6,821,300	5.84%	6/1/2016
SF Bay Area—San Lorenzo	2,062,399	2,099,622	6.07%	1/1/2014
Las Vegas V	1,648,265	1,667,485	5.02%	7/1/2015
Second Restated KeyBank Loan (11)	45,000,000	51,666,666	4.69%	12/24/2014
Mississauga (12)—Ontario, Canada	6,873,013	6,841,134	5.00%	10/31/2014
Chantilly (13)	3,448,345	3,474,712	4.75%	6/6/2022
Brampton (14)—Ontario, Canada	4,136,126	208,086	5.25%	6/30/2016
Citi Stockade Loan—1 (15)	18,200,000	18,200,000	4.60%	10/1/2022
KeyBank CMBS Loan (16)	31,000,000	31,000,000	4.65%	11/1/2022
Citi Stockade Loan—2 (17)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan—4 (18)	6,429,179	6,459,043	6.33%	10/1/2017
Citi SF Bay Area—Morgan Hill Loan(19)	3,000,000	—	4.08%	3/6/2023
Net fair value adjustment	(485,003)	(576,173)

Total secured debt	$348,847,349	$353,440,758

(1)

This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(2)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(3)

On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at June 30, 2013 was 5.22%.

(4)

This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of June 30, 2013 was approximately $50.2 million. Such amounts are only available to satisfy the obligations of this loan.

(5)	This loan encumbers the Lawrenceville I and II properties.
(6)	This loan encumbers the Concord, Hickory and Morganton properties.
(7)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(8)	This loan is cross-collateralized by the 11 properties discussed in footnote (1) to this table.
(9)

This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of June 30, 2013 was approximately $9.2 million. Such amounts are only available to satisfy the obligations of this loan.

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

(11)

As of June 30, 2013 and December 31, 2012, this loan was collateralized by the Homeland Portfolio. This loan is a variable rate loan, such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 4.69% as of June 30, 2013; however, we were required to purchase an interest rate swap with a notional amount of $45 million, inclusive of the interest rate swap the effective fixed interest rate is 5.41%. For additional discussion, see “Second Restated KeyBank Loan” below.

(12)

In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of June 30, 2013).

(13)	The net book value of the Chantilly property as of June 30, 2013 was approximately $6.5 million. Such amounts are only available to satisfy the obligations of this loan.
(14)

In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of June 30, 2013).

(15)

This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of June 30, 2013 was approximately $35.4 million. Such amounts are only available to satisfy the obligations of this loan.

(16)

This portfolio loan encumbers nine properties (Los Angeles—La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area—Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of June 30, 2013 was approximately $42.3 million. Such amounts are only available to satisfy the obligations of this loan.

(17)

This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of June 30, 2013 was approximately $38.1 million. Such amounts are only available to satisfy the obligations of this loan.

(18)	This loan encumbers the Ridgeland and Canton properties.
(19)

The SF Bay Area – Morgan Hill loan was paid off on March 5, 2013 using proceeds from the Citi SF Bay Area – Morgan Hill Loan. For additional discussion, see “Citi SF Bay Area – Morgan Hill Loan” below.

As of June 30, 2013 and December 31, 2012, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $570 million and $582 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

June 30, 2013

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

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2013:

2013	$8,037,314
2014	66,786,871
2015	30,578,426
2016	50,803,758
2017	33,980,454
2018 and thereafter	159,145,529

Total payments (1)	349,332,352
Unamortized fair value adjustment	(485,003)

Total	$348,847,349

(1)	Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2013 was approximately 5.4%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three and six months ended June 30, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the three and six months ended June 30, 2013, approximately $0.1 million and $0.2 million, respectively were reclassified from AOCI to interest expense. Over the next twelve months, we estimate that an additional approximately $0.3 million will be reclassified from AOCI to interest expense.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

As of June 30, 2013, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$389,045	Accounts payable and accrued liabilities	$546,333

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of June 30, 2013, we had not posted any collateral.

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $406,000. If we had breached any of these provisions at June 30, 2013, we could have been required to settle our obligations under the agreements at their termination value of approximately $406,000.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Advisory Agreement

We currently do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and USA Self Storage I, DST (“SS I, DST”) and Madison DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees for the three and six months ended June 30, 2013). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST and Madison DST acquisitions are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, and our articles of incorporation, as amended, our Advisor may receive disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Advisor provides substantial assistance in connection with the sale. The disposition fees paid to our Advisor are subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement for cause.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three and six months ended June 30, 2013 and 2012). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended June 30, 2013, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2013

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

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the SS I, DST acquisition, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. The properties acquired in the SS I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share (which threshold was met in the three months ended March 31, 2013). During the three and six months ended June 30, 2013, property management fees of approximately $60,000 and $85,000, respectively were recorded relative to the REIT II properties.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Expensed
Reimbursement of operating expenses (including organizational costs) (1)	$13,956	$6,277	$22,101	$21,795
Asset management fees (2)	1,181,308	1,129,830	2,356,940	2,245,957
Property management fees (3)(4)	1,176,105	869,237	2,288,202	1,722,059
Acquisition expenses	53,010	236,119	106,619	263,150
Additional Paid-in Capital
Selling commissions	2,084,569	4,646,244	2,929,034	5,533,349
Dealer Manager fee	893,386	1,991,247	1,255,300	2,371,435
Reimbursement of offering costs	111,432	122,266	224,129	249,922

Total	$5,513,766	$9,001,220	$9,182,325	$12,407,667

(1)

During the three months ended June 30, 2013 and 2012, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $330,000 and $274,000, respectively. During the six months ended June 30, 2013 and 2012, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $625,000 and $532,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(2)

During the three and six months ended June 30, 2013, our Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $197,000 and $391,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(3)

During the three and six months ended June 30, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $130,000 and $280,000, respectively for the three and six months ended June 30, 2013 and were waived permanently and accordingly, will not be paid to our Property Manager.

(4)

During the three months ended June 30, 2013 and 2012, property management fees include approximately none and $25,000, respectively, of fees paid to the sub-property manager of our Canadian properties. During the six months ended June 30, 2013 and 2012, property management fees include approximately $27,000 and $50,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.

As of June 30, 2013 and December 31, 2012, we had amounts due to affiliates totaling $1,289,379 and $2,282,344, respectively.

Tenant Reinsurance Program

Beginning in 2011, affiliates of our Sponsor, including our chief executive officer, began participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have an approximate 5% ownership interest in Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three months ended June 30, 2013 and 2012, we recorded revenue of approximately $0.4 million and $0.3 million, respectively, in connection with this tenant reinsurance program. For the six months ended June 30, 2013 and 2012, we recorded revenue of approximately $0.8 million and $0.6 million, respectively, in connection with this tenant reinsurance program.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Storage Auction Program

During the second quarter of 2013, our chief executive officer and our senior vice president – property management, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 18% of the voting interests in the Auction Company. For the three months ended June 30, 2013, we incurred approximately $3,000 in auction fees with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Initial Offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. Effective March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares, thus the current purchase price under the distribution reinvestment plan is $10.25 per share. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2013, we have sold approximately 3.8 million shares through our distribution reinvestment plan.

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

June 30, 2013

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

Ground Lease Commitment—SF Bay Area—San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 22 years as of June 30, 2013 and recorded rent expense of approximately $37,000 and $74,000, respectively for each of the three and six month periods ended June 30, 2013 and 2012, respectively. The lease has minimum lease payments of approximately $66,000, $133,000, $139,000, $139,000 and $139,000 for the years ending 2013, 2014, 2015, 2016 and 2017.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note 9. Declaration of Distributions

On June 10, 2013, our board of directors declared a distribution rate for the third quarter of 2013 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2013 and continuing on each day thereafter through and including September 30, 2013.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Total revenues	$15,705,274	$17,098,173	$18,455,140	$19,407,941	$19,931,208
Total operating expenses	$16,136,742	$17,000,260	$17,351,457	$16,557,885	$16,667,044
Operating income (loss)	$(431,468)	$97,913	$1,103,683	$2,850,056	$3,264,164
Net loss	$(5,091,133)	$(4,620,823)	$(3,852,041)	$(2,167,459)	$(1,949,099)
Net loss attributable to the Company	$(5,087,074)	$(4,610,650)	$(3,843,894)	$(2,167,224)	$(1,949,079)
Net loss per share-basic and diluted	$(0.12)	$(0.11)	$(0.08)	$(0.05)	$(0.04)

Note 11. Potential Acquisitions

In June, 2013, we entered into a purchase and sale agreement for the acquisition of an industrial building located in Pickering, Ontario, Canada. The purchase price for the industrial building is approximately $5.4 million. The industrial building will be converted into a self storage facility along with the addition of one new building resulting in a total of approximately 900 units and 90,000 rentable square feet. We expect to close on the acquisition of the industrial building by the end of the third quarter of 2013. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

In July, 2013, we entered into a purchase and sale agreement for a facility located in Toms River, New Jersey. The purchase price for the facility is approximately $5.2 million. We expect to close this acquisition by the end of the third quarter of 2013. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

We have offered to purchase all of the outstanding beneficial interests in Southwest Colonial, DST (“Colonial DST”), a Delaware statutory trust sponsored by our Sponsor, from approximately 50 third-party investors pursuant to separate purchase agreements with each seller. None of the purchases will be contingent upon any of the others. Colonial DST owns five self storage facilities located in Texas with an aggregate of approximately 400 units and 390,000 rentable square feet. The investors in Colonial DST have been offered the choice of receiving either cash for their interests or limited partnership interests in our Operating Partnership. The aggregate purchase price of the beneficial interests to be acquired is based on the aggregate appraised value of the five properties owned by Colonial DST and is approximately $27.9 million. The properties are subject to a mortgage loan in the principal amount of approximately $16.8 million as of June 30, 2013 that bears a fixed interest rate of 6.36% and had an original term of ten years and matures in June 2018. We have submitted a request to the lender for its consent to the purchase, pursuant to the mortgage loan documents. The Colonial DST leases its properties to a master tenant (the “Tenant”) on a triple-net basis pursuant to a master lease (the “Lease”). The Tenant is owned by affiliates of the Sponsor. We expect that such Lease will be terminated, if we are able to acquire 100% of the beneficial interests.

Note 12. Subsequent Events

Offering Status

As of August 7, 2013, in connection with our Initial Offering and Offering we have issued approximately 49.1 million shares of our common stock for gross proceeds of approximately $495 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Acquisitions

On July 10, 2013 we acquired a self storage facility located in North Charleston, South Carolina from an unaffiliated third party for a total purchase price of approximately $6.6 million, plus closing costs and acquisition fees. We paid our Advisor approximately $0.2 million in acquisition fees in connection with this acquisition.

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

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the current expiration date of our Offering on September 22, 2013, and our current sales pace, which our board of directors believes should allow us to raise sufficient capital to move to the next phase of our life cycle, our board of directors approved closing our Offering within the original two year offering period. We currently expect to close our Offering on September 22, 2013, although the board of directors has reserved its right to close the Offering prior to that date if the board of directors deems it appropriate. Our board reserves the right to extend our Offering for an additional year, or in certain circumstances, longer. We currently plan to continue to offer shares under our distribution reinvestment plan beyond the above date; however, we may terminate the distribution reinvestment plan offering at any time. In connection with the pending close-down of our Offering and in light of current market conditions, our board of directors has been exploring certain strategic alternatives to create stockholder liquidity. Over several months, we interviewed several investment banking firms to assist us in this process. After this extensive interview process, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze these strategic alternatives. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. As of June 30, 2013, we had issued approximately 47.4 million shares of common stock for approximately $476.7 million in our Initial Offering and our Offering and also issued 6.2 million shares of common stock in a private offering.

Effective June 1, 2012, the offering price of our shares of common stock increased from $10.00 per share to $10.79 per share. This increase was primarily based on the estimated per share value of our common stock of $10.79 that was announced on April 2, 2012, which was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

As of June 30, 2013, we wholly-owned 110 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 70,190 units and approximately 9.2 million rentable square feet. As of June 30, 2013, we also had minority interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in this report. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of June 30, 2012, we wholly-owned 92 self storage facilities located in 17 states and Canada, comprising approximately 61,010 units and approximately 7.5 million square feet.

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

As of June 30, 2013, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)		Climate- Controlled %(2)	Rental Income %(3)
Alabama (4)	2	1,075	148,200		1.6%	72.1%		45.6%	1.0%
Arizona	4	1,975	243,900		2.7%	84.0%		21.0%	2.2%
California (4)	8	6,400	849,600		9.2%	91.6%		19.2%	15.0%
Florida	10	7,750	877,300		9.5%	81.2%		44.7%	11.0%
Georgia	22	12,990	1,708,900		18.6%	79.9%		52.3%	14.0%
Illinois	4	2,455	394,000	(5)	4.3%	79.7%		1.8%	4.2%
Kentucky	5	2,870	415,700		4.5%	88.3%		2.0%	4.2%
Mississippi	3	1,495	224,300		2.4%	80.3%		24.3%	2.3%
Nevada	8	4,735	639,000		7.0%	83.8%		60.0%	5.7%
New Jersey	5	4,180	399,600		4.4%	86.4%		59.7%	8.4%
New York	1	700	82,800		0.9%	86.5%		20.2%	1.0%
North Carolina	3	1,560	207,600		2.3%	85.2%		17.8%	1.7%
Ontario, Canada (6)	3	2,805	320,600		3.5%	71.4	% (7)	67.9%	3.2%
Pennsylvania	4	2,210	285,700		3.1%	75.4%		10.6%	2.8%
South Carolina	12	6,605	859,100		9.3%	85.1%		21.6%	8.6%
Tennessee	1	855	157,100		1.7%	83.7%		0.0%	0.8%
Texas (4)	10	6,250	1,036,600		11.3%	86.1%		21.8%	9.2%
Virginia	5	3,280	343,900		3.7%	86.5%		42.4%	4.7%

Total	110	70,190	9,193,900		100%	84.2%		33.5%	100%

(1)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2013.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of June 30, 2013 for each state.
(3)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of June 2013.
(4)

Does not include properties in which we owned a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property and the Southwest Colonial, DST properties.

(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.

(6)	As of June 30, 2013, the Brampton property was under construction, thus the related occupancy statistics exclude this property.
(7)	Included in the occupancy calculation for Ontario, Canada is the Mississauga property, which was 52% occupied as of June 30, 2013. The construction on this property was completed in December 2012.

The map below shows the geographic location of our self storage portfolio as of June 30, 2013.

As of June 30, 2013, we also had minority interests in eight additional self storage facilities located in three states, comprising approximately 5,550 units and approximately 600,000 rentable square feet. Our interests in these properties range from 0.28% to 12.26%. Additionally, we have a minority interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

The weighted average capitalization rate at acquisition for our 110 wholly-owned self storage facilities as of June 30, 2013 was approximately 7.22% (7.58% for the 85 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition, and we had two properties (the Brampton and Mississauga properties) that were under development at acquisition). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

As of June 30, 2013 and 2012, we wholly-owned 110 and 92 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2012 as listed below.

•	In the six months ended June 30, 2013, we did not acquire any facilities. In the three months ended June 30, 2012 we acquired one self storage facility for consideration of approximately $7.3 million.

•

The three and six months ended June 30, 2013 includes activity related to the 18 self storage facilities that were acquired between July 1, 2012 and December 31, 2012 for consideration of approximately $86 million.

Due to the items noted above, we believe there is little basis for comparison between the three and six months ended June 30, 2013 and 2012.

Homeland Portfolio

On December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with an initial occupancy of 46%) for $80 million. The Homeland Portfolio results have substantially improved for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. Occupancy increased from 61% as of June 30, 2012 to 81% at June 30, 2013 and revenue increased by approximately $0.4 million or 30% and approximately $0.7 million or 30%, respectively for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Additionally, during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, interest expense decreased by approximately $0.2 million and $0.7 million, respectively, and deferred financing amortization expense decreased by approximately $0.4 million and $0.7 million, respectively, due to the payoff of the KeyBank Bridge Loan in August 2012, which partially funded the Homeland Portfolio acquisition. Although the Homeland Portfolio continues to operate at a loss, after considering interest expense and deferred financing amortization expense, we believe that the Homeland Portfolio will provide incremental operating income and cash flows over the remainder of 2013 as occupancy continues to grow. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Self Storage Rental Revenue

Rental revenue for the three months ended June 30, 2013 was approximately $19.2 million, as compared to rental revenue for the three months ended June 30, 2012 of approximately $15.2 million, an increase of approximately $4.0 million or 27%. The increase in rental revenue arises primarily from a full quarter of rental revenue from the 19 properties acquired in 2012 (approximately $2.5 million) and an increase in same-store rental revenue (approximately $1.5 million or 10%, excluding the Homeland Portfolio such same-store increases would have been approximately $1.1 million or 8%). We expect rental revenue to increase in future periods as we acquire additional operating facilities.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended June 30, 2013 was approximately $0.7 million, as compared to ancillary operating revenue for the three months ended June 30, 2012 of approximately $0.5 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2013 were approximately $7.1 million (approximately 35.9% of total revenues) as compared to property operating expenses for the three months ended June 30, 2012 of approximately $6.6 million (approximately 41.9% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $0.9 million, arises from the increase in the number of self storage facilities we owned, partially offset by a decrease in same-store property operating expenses of approximately $0.3 million. Our property operating expenses as a percentage of revenue decreased by approximately 6.0% compared to the three months ended June 30, 2012, primarily due to increased same-store revenues and reductions in payroll and advertising expenses. We expect property operating expenses to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses—affiliates

Property operating expenses—affiliates for the three months ended June 30, 2013 were approximately $2.4 million (approximately 11.8% of total revenues) as compared to property operating expenses—affiliates for the three months ended June 30, 2012 of approximately $2.0 million (approximately 12.7% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates primarily arises from the increase in the number of self storage facilities we owned. Property operating expenses—affiliates as a percentage of revenues decreased by approximately 0.9% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to increased revenues as discussed above, as well as the addition of the Stockade Portfolio, where the asset management fees were permanently waived for the three months ended June 30, 2013. We expect property operating expenses—affiliates to increase in future periods as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $0.8 million the three months ended June 30, 2013 as compared to general and administrative expenses for the three months ended June 30, 2012 of $0.6 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses in 2013 was primarily due to an increase in transfer agent costs and costs incurred associated with our annual report and proxy materials, as our investor base increased, as well as an increase in professional services and brand promotion related costs. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2013 were approximately $6.2 million, compared to approximately $6.3 million for three months ended June 30, 2012. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is primarily attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized during 2012 or the six months ended June 30, 2013. We expect depreciation and amortization expenses to increase in future periods commensurate with our acquisition activity.

Property Acquisition Expenses

Property acquisition expenses for the three months ended June 30, 2013 were approximately $0.2 million, as compared to approximately $0.6 million for the three months ended June 30, 2012. There were no properties acquired in the three months ended June 30, 2013 and one acquisition in the three months ended June 30, 2012. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2013 was approximately $4.7 million, as compared to interest expense of approximately $4.4 million for the three months ended June 30, 2012. The increase in interest expense is the result of increased expense related to new debt incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.2 million related to the KeyBank Bridge Loan, which was repaid in full in August 2012, and a decrease in interest expense related to the Second Restated KeyBank Loan of $0.4 million due to a reduction in the balance outstanding. We expect interest expense to increase in future periods to the extent we acquire additional properties through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended June 30, 2013 was approximately $0.3 million, as compared to approximately $1.0 million for the three months ended June 30, 2012. The decrease of approximately $0.7 million primarily relates to the elimination of amortization of deferred financing fees of approximately $0.4 million on the KeyBank Bridge Loan, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees on the Second Restated KeyBank Loan of approximately $0.4 million. Such reductions were partially offset by amortization of deferred financing fees on new debt incurred in 2012.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the three months ended June 30, 2013 and 2012. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue(1)	$17,102,221	$15,583,604	9.7%	$2,828,987	$121,670	N/M	$19,931,208	$15,705,274	26.9%
Property operating expenses (2)	7,031,488	7,275,514	-3.4%	1,291,899	171,253	N/M	8,323,387	7,446,767	11.8%

Operating income (loss)	$10,070,733	$8,308,090	21.2%	$1,537,088	$(49,583)	N/M	$11,607,821	$8,258,507	40.6%

Number of facilities (3)	90	90		21	3		111	93
Rentable square feet	7,722,400	7,722,400		1,549,400	293,700		9,271,800	8,016,100
Average physical occupancy (4)	83%	77%		N/M	N/M		82%	75%
Rent per occupied square foot(5)	$0.81	$0.80		N/M	N/M		$0.80	$0.80

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
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

Our increase in same-store revenue of approximately $1.5 million was primarily the result of increased average physical occupancy for the three months ended June 30, 2013 of approximately 6% over the three months ended June 30, 2012. The Homeland Portfolio increased average occupancy by approximately 21% and contributed approximately $0.4 million to the increase in same-store revenue, which was a 30% increase in revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Our same-store property operating expenses decreased by approximately $0.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to reductions in payroll and advertising expense.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 8% and 15%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 84% and 79%, respectively, for the three months ended June 30, 2013 and 2012. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $0.84 and $0.82, respectively for the three months ended June 30, 2013 and 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

Self Storage Rental Revenue

Rental revenue for the six months ended June 30, 2013 was approximately $38.1 million, as compared to rental revenue for the six months ended June 30, 2012 of approximately $30.1 million, an increase of approximately $8.0 million or 27%. The increase in rental revenue arises primarily from the 19 properties acquired in 2012 (approximately $5.0 million) and an increase in same-store rental revenue (approximately $2.8 million or 9%, excluding the Homeland Portfolio such same-store increases would have been approximately $2.1 million or 8%). We expect rental revenue to increase in future periods as we acquire additional operating facilities.

Ancillary Operating Revenue

Ancillary operating revenue for the six months ended June 30, 2013 was approximately $1.3 million, as compared to ancillary operating revenue for the six months ended June 30, 2012 of approximately $1.0 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2013 were approximately $13.9 million (approximately 35.2% of total revenues) as compared to property operating expenses for the six months ended June 30, 2012 of approximately $12.8 million (approximately 41.2% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $1.7 million, arises from the increase in the number of self storage facilities we owned, partially off-set by a decrease in same-store property operating expenses of approximately $0.7 million. Our property operating expenses as a percentage of revenue decreased by approximately 6% compared to the six months ended June 30, 2012, primarily due to increased same-store revenues and reductions in payroll and advertising expenses. We expect property operating expenses to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses—affiliates

Property operating expenses—affiliates for the six months ended June 30, 2013 were approximately $4.6 million (approximately 11.8% of total revenues) as compared to property operating expenses—affiliates for the six months ended June 30, 2012 of approximately $4.0 million (approximately 12.8% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates primarily arises from the increase in the number of self storage facilities we owned. Property operating expenses—affiliates as a percentage of revenues decreased by approximately 1% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to increased revenues as discussed above, as well as the addition of the Stockade Portfolio, where the asset management fees were permanently waived for the six months ended June 30, 2013. We expect property operating expenses—affiliates to increase in future periods as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $1.5 million the six months ended June 30, 2013 as compared to general and administrative expenses for the six months ended June 30, 2012 of $1.2 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses in 2013 was primarily due to an increase in transfer agent costs and costs incurred associated with our annual report and proxy materials, as our investor base increased, as well as an increase in professional services and brand promotion related costs. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2013 were approximately $12.9 million, compared to approximately $12.9 million for six months ended June 30, 2012. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. Depreciation expense increased during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was mostly offset by a decrease in amortization expense related primarily to certain of our intangible assets that became fully amortized during 2012 or the six months ended June 30, 2013. We expect depreciation and amortization expenses to increase in future periods commensurate with our acquisition activity.

Property Acquisition Expenses

Property acquisition expenses for the six months ended June 30, 2013 were approximately $0.3 million, as compared to approximately $0.7 million for the six months ended June 30, 2012. In the six months ended June 30, 2013, we did not acquire any facilities. In the six months ended June 30, 2012 we acquired one self storage facility for consideration of approximately $7.3 million. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2013 was approximately $9.4 million, as compared to interest expense of approximately $9.1 million for the six months ended June 30, 2012. The increase in interest expense is the result of increased expense related to new debt incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.7 million related to the KeyBank Bridge Loan, which was repaid in full in August 2012, and a decrease in interest expense of $0.8 million related to the Second Restated KeyBank Loan due to a reduction in the balance outstanding. We expect interest expense to increase in future periods to the extent we acquire additional properties through the issuance or assumption of secured debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the six months ended June 30, 2013 was approximately $0.7 million, as compared to approximately $2.0 million for the six months ended June 30, 2012. The decrease of approximately $1.3 million primarily relates to the elimination of amortization of deferred financing fees of approximately $0.7 million on the KeyBank Bridge Loan, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees on the Second Restated KeyBank Loan of approximately $0.7 million. Such reductions were partially offset by amortization of deferred financing fees on new debt incurred in 2012.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the six months ended June 30, 2013 and 2012. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue(1)	$33,824,801	$30,929,488	9.4%	$5,514,348	$127,703	N/M	$39,339,149	$31,057,191	26.7%
Property operating expenses (2)	13,710,340	14,186,555	-3.3%	2,438,425	333,700	N/M	16,148,765	14,520,255	11.2%

Operating income (loss)	$20,114,461	$16,742,933	20.1%	$3,075,923	$(205,997)	N/M	$23,190,384	$16,536,936	40.2%

Number of facilities (3)	90	90		21	3		111	93
Rentable square feet	7,722,400	7,722,400		1,549,400	293,700		9,271,800	8,016,100
Average physical occupancy (4)	82%	75%		N/M	N/M		81%	74%
Rent per occupied square foot(5)	$0.82	$0.82		N/M	N/M		$0.81	$0.82

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
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

Our increase in same-store revenue of approximately $2.9 million was primarily the result of increased average physical occupancy for the six months ended June 30, 2013 of approximately 7% over the six months ended June 30, 2012. The Homeland Portfolio increased average occupancy by approximately 22% and contributed approximately $0.7 million to the increase in same-store revenue, which was a 30% increase in revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Our same-store property operating expenses decreased by approximately $0.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to reductions primarily in payroll and advertising expense.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 8% and 16%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 83% and 78%, respectively, for the six months ended June 30, 2013 and 2012. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $0.84 and $0.83, respectively for the six months ended June 30, 2013 and 2012.

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

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net loss attributable to Strategic Storage Trust, Inc.	$(1,949,079)	$(5,087,074)	$(4,116,303)	$(10,519,168)
Add:
Depreciation	4,030,592	3,323,362	8,024,004	6,613,635
Amortization of intangible assets	2,000,739	2,859,462	4,690,731	6,087,914
Deduct:
Gain on sale of investment in unconsolidated joint venture	—	(815,000)	—	(815,000)
Adjustment for noncontrolling interests(2)	(87,481)	(82,178)	(179,724)	(174,923)

FFO	3,994,771	198,572	8,418,708	1,192,458
Other Adjustments:
Acquisition expenses(3)	213,740	649,569	290,325	741,926
Amortization of fair value adjustments of secured debt(4)	49,804	52,990	91,167	157,330
Realized and unrealized losses on foreign exchange holdings(5)	208,983	97,325	320,443	45,368
Adjustment for noncontrolling interests(2)	(13,949)	(16,635)	(26,766)	(36,790)

MFFO(1)	$4,453,349	$981,821	$9,093,877	$2,100,292

As discussed above, our results of operations for the three and six months ended June 30, 2013 and 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition above.

(1)	The improvement in MFFO between the three months ended June 30, 2013 and 2012 is primarily the result of the following:

•

Total revenues less all property operating expenses were approximately $10.4 million for the three months ended June 30, 2013 compared to approximately $7.1 million for the three months ended June 30, 2012, thereby increasing MFFO by approximately $3.3 million. Such increase was primarily due to the acquisition of 19 properties between May 1, 2012 and December 31, 2012 (approximately $1.5 million) and improved same-store results (approximately $1.7 million, which included approximately $0.5 million related to the Homeland Portfolio).

•

Increased MFFO of approximately $0.7 million due to reduced amortization of deferred financing costs; such reduction was primarily related to the KeyBank Bridge Loan (approximately $0.4 million), as such loan was repaid in full in August 2012 and a reduction in amortization on the Second Restated KeyBank Loan (approximately $0.4 million).

•	Offsetting the above were increased interest expense of approximately $0.3 million and general and administrative expense of approximately $0.2 million.

The improvement in MFFO between the six months ended June 30, 2013 and 2012 is primarily the result of the following:

•

Total revenues less all property operating expenses were approximately $20.8 million for the six months ended June 30, 2013 compared to approximately $14.3 million for the six months ended June 30, 2012, thereby increasing MFFO by approximately $6.5 million. Such increase was primarily due to the acquisition of 19 properties between May 1, 2012 and December 31, 2012 (approximately $3.1 million) and improved same-store results (approximately $3.4 million, which included approximately $0.9 million related to the Homeland Portfolio).

•

Increased MFFO of approximately $1.2 million due to reduced amortization of deferred financing costs; such reduction was primarily related to the KeyBank Bridge Loan (approximately $0.7 million), as such loan was repaid in full in August 2012 and a reduction in amortization on the Second Restated KeyBank Loan (approximately $0.7 million).

•	Offsetting the above were increased interest expense of approximately $0.3 million and general and administrative expense of approximately $0.3 million

(2)

Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated joint venture’s real estate depreciation was $56,600 and $113,200, respectively, for the three and six months ended June 30, 2013 and $56,300 and $112,300, respectively, for the three and six months ended June 30, 2012.

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

(5)

These amounts primarily relate to transactions with our non-U.S. functional currency entities. The losses are the result of fluctuations between the U.S. dollar and the Canadian dollar. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing hedge and foreign exchange risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Amortization of deferred financing costs of approximately $0.3 million and $1.0 million, respectively, was recognized as interest expense for the three months ended June 30, 2013 and 2012 and approximately $0.7 million and $2.0 million, respectively, for the six months ended June 30, 2013 and 2012.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended		Change
	June 30, 2013	June 30, 2012
Net cash flow provided by (used in):
Operating activities	$9,348,649	$3,962,124	$5,386,525
Investing activities	(7,802,003)	(10,126,471)	2,324,468
Financing activities	18,577,757	44,406,190	(25,828,433)

Cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 were approximately $9.3 million and $4.0 million, respectively, an increase in cash provided by operations of approximately $5.4 million. The increase in cash provided is primarily the result of a favorable improvement of approximately $6.4 million in our net loss, as adjusted for depreciation, amortization, a gain on sale of an investment and losses on foreign currency, offset primarily by the effects of changes in accounts payable and accrued liabilities and restricted cash between the periods.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were approximately $7.8 million and $10.1 million, respectively, a decrease in the use of cash of approximately $2.3 million. The decrease in cash used primarily relates to a decrease in cash used to purchase real estate, net of an increase in cash used in the development and construction activity at our Canadian development properties and the net impact of non-recurring transactions, which provided cash in 2012.

Cash flows provided by financing activities for the six months ended June 30, 2013 and 2012 were approximately $18.6 million and $44.4 million, respectively, a reduction of approximately $25.8 million. The reduction in cash provided by financing activities over 2012 primarily relates to a decrease in net proceeds from the issuance of common stock and to a much lesser extent a reduction in proceeds from the issuance of secured debt, such items were partially offset by a reduction in repayments of secured debt.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
Distributions paid in cash	$9,145,590		$15,831,397
Distributions reinvested	7,264,595		12,311,983

Total distributions	$16,410,185		$28,143,380

Source of distributions
Cash flows provided by operations	$9,145,590	55.7%	$9,550,340	33.9%
Offering proceeds from distribution reinvestment plan	7,264,595	44.3%	12,311,983	43.8%
Offering proceeds from Primary Offering	—	—	6,281,057	22.3%

Total sources	$16,410,185	100.0%	$28,143,380	100.0%

Cash flows provided by operations for the six months ended June 30, 2013 and the year ended December 31, 2012, include approximately $0.3 million and $3.6 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through June 30, 2013, we paid cumulative distributions of approximately $87.9 million, as compared to cumulative FFO of approximately $9.9 million. For the six months ended June 30, 2013, we incurred distributions of approximately $16.5 million, as compared to FFO of approximately $8.4 million. For the year ended December 31, 2012, we incurred distributions of approximately $28.8 million, as compared to FFO of approximately $5.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2013, we had approximately $349.3 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $0.5 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of June 30, 2013 was approximately 5.4%. As of June 30, 2013, approximately $62.4 million of our total consolidated indebtedness was variable rate debt.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity investments, for the payment of operating expenses, capital improvements on our properties, equity distributions and for debt service on our outstanding indebtedness. As set forth above, our board of directors has approved the closing of our Offering and we currently expect our Offering to close on September 22, 2013. Our board of directors is currently contemplating a number of strategies for the next steps in our life cycle. Absent the implementation of those strategies, we generally expect our cash needs for items, other than property acquisitions, will be met from operations and the issuance of additional debt or equity instruments.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, undistributed funds from operations, and additional public or private offerings. We believe our ability to refinance or secure new debt will in part be affected by our ability to continue to lease-up certain development projects and other lease-up acquisitions. If such facilities continue to progress we believe our ability to borrow against those assets will be favorably impacted. To the extent we are not able to secure requisite additional financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity instruments and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1)	$103,961,464	$9,322,614	$32,507,265	$22,029,795	$40,101,790
Mortgage principal (1)	349,332,352	8,037,314	97,365,297	84,784,212	159,145,529
Operating leases	3,170,106	66,150	272,318	277,830	2,553,808

Total contractual obligations	$456,463,922	$17,426,078	$130,144,880	$107,091,837	$201,801,127

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

As of June 30, 2013, our debt consisted of approximately $287.0 million in fixed rate debt and approximately $62.4 million in variable rate debt (excluding net unamortized debt discounts of approximately $0.5 million). As of December 31, 2012, our debt consisted of approximately $288.5 million in fixed rate debt and approximately $65.5 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate debt that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of June 30, 2013:

	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$1,689,129	$14,913,858	$30,578,426	$46,667,632	$33,980,454	$159,145,529	$286,975,028	$296,268,589
Average interest rate	5.39%	5.35%	5.36%	5.31%	5.15%	5.03%	—	—
Variable rate debt (1)	$6,348,185	$51,873,013	—	$4,136,126	—	—	$62,357,324	—
Average interest rate	4.80%	4.81%	5.25%	5.25%	—	—	—	—

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the net book value per share of our common stock was approximately $5.38 as of June 30, 2013 as compared to our current offering price per share of $10.79. Therefore, upon a purchase of our shares, our stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of June 30, 2013, we had issued approximately 47.4 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $476.7 million. From this amount, we incurred approximately $12.6 million in acquisition fees to our Advisor, approximately $42.8 million in selling commissions and dealer manager fees (of which approximately $34.2 million was reallowed to third party broker-dealers), and approximately $4.6 million in organization and offering costs to our Advisor, resulting in net proceeds of approximately $417 million. With the net offering proceeds and indebtedness, we acquired approximately $463 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which was amended effective March 28, 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the three months ended June 30, 2013, we redeemed approximately 0.4 million shares of common stock for approximately $3.6 million ($9.77 per share). As of June 30, 2013, we had redemption requests for approximately 445,000 shares of common stock for approximately $4.3 million that, if honored in full, would have caused us to exceed the limits of the share redemption program. We honored such redemption requests, pursuant to the terms of the share redemption program, redeeming all death and disability redemption requests and approximately 85% of the other redemption requests. Such redemptions totaled approximately 385,000 shares for approximately $3.7 million ($9.71 per share) and were redeemed on July 31, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2013. As of June 30, 2013, we had approximately 60,000 shares that were requested for redemption, but could not be redeemed, as it would have caused us to exceed the limits of the share redemption program. We treated the remainder of each redemption request as a request for redemption in the third quarter of 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time. See Note 8 for further discussion of our share redemption program.

During the six months ended June 30, 2013, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2013	342,081	$9.69	342,081
June 30, 2013	372,168	$9.77	372,168
Total	714,249	$9.73	714,249

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Company’s Prospectus dated September 22, 2011, Commission File No. 333-168905

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: August 13, 2013	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer