Form 10-Q
period 2013-09-30
Strategic Storage Trust, Inc.
filed 2013-11-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2013: 55,968,721, $0.001 par value per share.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012. Our results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$64,635,461	$13,998,391
Real estate facilities:
Land	183,660,368	178,459,163
Buildings	412,247,309	389,149,948
Site improvements	38,972,701	37,118,784

	634,880,378	604,727,895
Accumulated depreciation	(41,921,207)	(29,840,320)

	592,959,171	574,887,575
Construction in process	430,749	5,233,426

Real estate facilities, net ($16,646,501 and $16,829,789 related to VIEs)	593,389,920	580,121,001
Deferred financing costs, net of accumulated amortization	5,290,252	5,989,290
Intangible assets, net of accumulated amortization	5,936,030	11,635,112
Restricted cash	8,193,811	6,449,225
Investments in unconsolidated joint ventures	8,712,131	8,772,005
Other assets	5,014,638	4,270,638

Total assets	$691,172,243	$631,235,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,092,228 and $10,149,024 related to VIEs)	$349,759,505	$353,440,758
Accounts payable and accrued liabilities	13,790,525	12,726,888
Due to affiliates	1,521,106	2,282,344
Distributions payable	3,133,425	2,724,603

Total liabilities	368,204,561	371,174,593

Commitments and contingencies (Note 8)

Redeemable common stock	1,653,996	3,960,664

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 55,783,103 and 46,184,742 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	55,783	46,184
Additional paid-in capital	479,390,352	383,072,118
Distributions	(97,181,334)	(71,401,126)
Accumulated deficit	(66,738,693)	(61,929,145)
Accumulated other comprehensive loss	(991,113)	(682,692)

Total Strategic Storage Trust, Inc. stockholders’ equity	314,534,995	249,105,339

Noncontrolling interests in Operating Partnership	1,054,552	1,149,679
Other noncontrolling interests	5,724,139	5,845,387

Total noncontrolling interests	6,778,691	6,995,066

Total stockholders’ equity	321,313,686	256,100,405

Total liabilities and stockholders’ equity	$691,172,243	$631,235,662

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Self storage rental income	$20,594,260	$16,519,825	$58,653,335	$46,566,368
Ancillary operating income	698,314	578,348	1,978,388	1,588,996

Total revenues	21,292,574	17,098,173	60,631,723	48,155,364

Operating expenses:
Property operating expenses	7,235,797	6,639,055	21,096,360	19,437,251
Property operating expenses – affiliates	2,465,677	2,120,406	7,110,819	6,088,422
General and administrative	603,037	588,841	2,085,577	1,796,843
Depreciation	4,343,221	3,559,128	12,598,849	10,347,161
Intangible amortization expense	1,728,352	2,723,705	6,419,083	8,811,619
Property acquisition expenses – affiliates	476,656	770,915	583,275	1,034,065
Other property acquisition expenses	377,255	598,210	560,961	1,076,986

Total operating expenses	17,229,995	17,000,260	50,454,924	48,592,347

Operating income (loss)	4,062,579	97,913	10,176,799	(436,983)
Other income (expense):
Interest expense	(4,754,577)	(4,170,180)	(14,105,571)	(13,240,452)
Deferred financing amortization expense	(335,962)	(913,391)	(1,077,073)	(2,900,719)
Equity in earnings of real estate ventures	203,178	206,761	626,013	660,764
Gain on sale of investment in unconsolidated joint venture	—	—	—	815,000
Other	135,494	158,074	(426,014)	(60,711)

Net loss	(689,288)	(4,620,823)	(4,805,846)	(15,163,101)
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	4,506	17,784	25,249	67,480
Net income attributable to other noncontrolling interests	(8,463)	(7,611)	(28,951)	(34,197)

Net loss attributable to Strategic Storage Trust, Inc.	$(693,245)	$(4,610,650)	$(4,809,548)	$(15,129,818)

Net loss per share – basic	$(0.01)	$(0.11)	$(0.10)	$(0.38)
Net loss per share – diluted	$(0.01)	$(0.11)	$(0.10)	$(0.38)

Weighted average shares outstanding – basic	52,404,653	43,774,622	49,236,315	39,690,382
Weighted average shares outstanding – diluted	52,404,653	43,774,622	49,236,315	39,690,382

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(689,288)	$(4,620,823)	$(4,805,846)	$(15,163,101)
Other comprehensive income (loss):
Foreign currency translation adjustment	352,346	664,135	(494,052)	606,509
Change in fair value of interest rate swap	28,343	(74,460)	185,631	(296,034)

Other comprehensive income (loss)	380,689	589,675	(308,421)	310,475

Comprehensive loss	(308,599)	(4,031,148)	(5,114,267)	(14,852,626)
Comprehensive (income) loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,858	14,982	26,821	65,468
Comprehensive income attributable to other noncontrolling interests	(8,463)	(7,611)	(28,951)	(34,197)

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(314,204)	$(4,023,777)	$(5,116,397)	$(14,821,355)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2012	46,184,742	$46,184	$383,072,118	$(71,401,126)	$(61,929,145)	$(682,692)	$6,995,066	$256,100,405
Gross proceeds from issuance of common stock	9,588,116	9,589	103,118,083	—	—	—	—	103,127,672
Offering costs	—	—	(10,677,985)	—	—	—	—	(10,677,985)
Changes to redeemable common stock	—	—	3,204,581	—	—	—	—	3,204,581
Redemptions of common stock	(1,096,263)	(1,096)	(10,661,263)	—	—	—	—	(10,662,359)
Issuance of restricted stock	2,500	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(25,780,208)	—	—	—	(25,780,208)
Distributions for noncontrolling interests	—	—	—	—	—	—	(220,077)	(220,077)
Issuance of shares for distribution reinvestment plan	1,104,008	1,104	11,315,535	—	—	—	—	11,316,639
Stock based compensation expense	—	—	19,283	—	—	—	—	19,283
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(4,809,548)	—	—	(4,809,548)
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	3,702	3,702
Foreign currency translation adjustment	—	—	—	—	—	(494,052)	—	(494,052)
Change in fair value of interest rate swap	—	—	—	—	—	185,631	—	185,631

Balance as of September 30, 2013	55,783,103	$55,783	$479,390,352	$(97,181,334)	$(66,738,693)	$(991,113)	$6,778,691	$321,313,686

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,805,846)	$(15,163,101)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	20,095,005	22,059,499
Noncash interest expense	141,741	136,110
Expense related to issuance of restricted stock	19,285	18,393
Equity in income of unconsolidated joint ventures	(604,299)	(588,852)
Distributions from unconsolidated joint ventures	664,173	612,201
Gain on sale of investment in unconsolidated joint venture	—	(815,000)
Foreign currency exchange (gain) loss	180,157	(119,864)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,744,586)	(542,421)
Other assets	(122,111)	(526,406)
Accounts payable and other accrued liabilities	1,316,849	1,916,597
Due to affiliates	(1,023,112)	(543,869)

Net cash flows provided by operating activities	14,117,256	6,443,287

Cash flows from investing activities:
Purchases of real estate	(16,872,155)	(32,300,000)
Additions to real estate facilities	(3,148,651)	(3,509,437)
Development and construction of real estate facilities	(6,977,421)	(5,813,966)
Deposits on acquisitions of real estate facilities	(500,000)	(2,334,059)
Additional investment in unconsolidated joint venture	—	(1,879,069)
Proceeds from land disposition	—	1,978,746
Proceeds from sale of investment in unconsolidated joint venture	—	1,425,000

Net cash flows used in investing activities	(27,498,227)	(42,432,785)

Cash flows from financing activities:
Proceeds from issuance of secured debt	8,810,176	12,414,588
Principal payments on secured debt	(2,535,436)	(2,328,447)
Repayment of secured debt	(9,595,526)	(32,500,000)
Deferred financing costs	(390,084)	(746,774)
Gross proceeds from issuance of common stock	103,127,672	95,496,404
Offering costs	(10,677,985)	(10,193,365)
Redemptions of common stock	(10,662,359)	(9,160,216)
Distributions paid	(14,059,546)	(11,503,373)
Distributions paid to noncontrolling interests	(215,280)	(193,078)
Escrow receivable	16,123	38,444
Due to affiliates	248,208	(49,548)
Repurchase of limited partnership units in our Operating Partnership	—	(396,738)

Net cash flows provided by financing activities	64,065,963	40,877,897
Effect of exchange rate changes on cash	(47,922)	47,301

Increase in cash and cash equivalents	50,637,070	4,935,700
Cash and cash equivalents, beginning of period	13,998,391	13,217,410

Cash and cash equivalents, end of period	$64,635,461	$18,153,110

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$14,205,524	$13,305,331
Interest capitalized	$334,380	$338,967
Distributions payable	$3,133,425	$2,537,231
Issuance of shares pursuant to distribution reinvestment plan	$11,316,639	$8,853,381

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Note 1. Organization

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is our sponsor. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of both our advisor and our property manager.

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of September 30, 2013, we owned 99.55% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.04%) and unaffiliated third parties (0.41%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the expiration date of our Offering and our sales pace, our board of directors believed that we would raise sufficient capital within the original two-year offering period to move to the next phase of our life cycle. Therefore, our Offering terminated as of the scheduled closing date (September 22, 2013). On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan. The Form S-3 allows us to continue to offer shares pursuant to our amended and restated distribution reinvestment plan beyond September 22, 2013; however, we may terminate the distribution reinvestment plan offering at any time upon 10 days’ prior written notice to stockholders. The amended and restated distribution reinvestment plan was effective as of September 28, 2013. As of September 30, 2013, we had issued approximately 53 million shares of common stock for approximately $542 million in our Initial Offering and Offering and also issued 6.2 million shares of common stock in a private offering.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives to create stockholder liquidity. Over several months, we interviewed several investment banking firms to assist us in this process. After this extensive interview process, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze these strategic alternatives. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Notes 8 and 11.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares that were offered pursuant to the Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% non-voting equity interest in our Dealer Manager.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to an annual distribution limit (initially zero percent) and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 8). Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of September 30, 2013, we wholly-owned 113 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 72,190 units and approximately 9.5 million rentable square feet. As of September 30, 2013, we also had noncontrolling interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

September 30, 2013

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

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2013 and December 31, 2012, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of September 30, 2013 and December 31, 2012, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The operating partnership of REIT I (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of September 30, 2013, the consolidated joint venture had net real estate assets of approximately $16.6 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured debt and approximately $5.7 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary, as our Sponsor is not deemed to have a variable interest in the SF property.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily allocated approximately $0.7 million of purchase price to intangible assets to recognize the value of in-place leases related to our acquisitions in the first nine months of 2013. We do not expect, nor to date have we recorded, intangible assets for the value of tenant relationships because we will not have concentrations of significant tenants and the average tenant turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended September 30, 2013 and 2012, we expensed approximately $0.9 and $1.4 million, respectively, of acquisition related transaction costs and during the nine months ended September 30, 2013 and 2012, we expensed approximately $1.1 and $2.1 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of September 30, 2013 and December 31, 2012, no impairment losses have been recognized.

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

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2014, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.0 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of September 30, 2013, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balances and our guarantee of the secured debt, totaled approximately $27.6 million.

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

September 30, 2013

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2013 and December 31, 2012, accumulated amortization of in-place lease intangibles totaled approximately $42.8 million and $36.4 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2013 and December 31, 2012, accumulated amortization of deferred financing costs totaled approximately $5.5 million and $4.4 million, respectively.

Organization and Offering Costs

Pursuant to our Advisory Agreement, our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of the primary offering portion of our Initial Offering (which occurred on May 22, 2008). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

September 30, 2013

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

During the three months ended September 30, 2013, we redeemed approximately 0.4 million shares of common stock for approximately $3.7 million ($9.71 per share). As of September 30, 2013, we had redemption requests for approximately 247,000 shares of common stock for approximately $2.4 million that were redeemed pursuant to the terms of the share redemption program on October 31, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Notes 8 and 11 for further discussion of our share redemption program.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three and nine months ended September 30, 2013, we recorded a gain of approximately $140,000 and a loss of approximately $180,000, respectively, and, for the three and nine months ended September 30, 2012, we recorded a gain of approximately $165,000 and $120,000, respectively.

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

September 30, 2013

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

The table below summarizes our fixed rate notes payable at September 30, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$294,382,739	$285,749,948	$298,636,303	$287,912,016

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

As of September 30, 2013, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2013, we had $360,702 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

September 30, 2013

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and nine months ended September 30, 2013 and 2012, 6,250 shares, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

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

Note 3. Madison County Self Storage, DST Acquisition

During the third and fourth quarters of 2012, we purchased beneficial interests (the “Madison Interests”) in Madison County Self Storage, DST (“Madison DST”), a Delaware statutory trust sponsored by our Sponsor, from 13 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were completed on December 28, 2012, when we acquired the remaining 52%, such that we then owned 100% of the Madison Interests. The agreed upon purchase price of the Madison Interests acquired, based on the aggregate appraised value of the two properties owned by Madison DST, was approximately $10.7 million. Consideration provided consisted of approximately $3.1 million in cash along with the issuance of approximately 84,000 limited partnership units in our Operating Partnership and the assumption of an approximately $6.5 million bank loan held by Madison DST (the “Bank of America Loan – 4”). Madison DST leased its properties to a master tenant (the “Tenant”) on a triple-net basis pursuant to a master lease (the “Lease”). The Tenant is owned by affiliates of the Sponsor. Such Lease was terminated effective December 28, 2012.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the nine months ended September 30, 2013:

Real estate facilities
Balance at December 31, 2012	$604,727,895
Facility acquisitions	16,152,155
Impact of foreign exchange rate changes	(969,080)
Improvements and additions	14,969,408

Balance at September 30, 2013	$634,880,378

Accumulated depreciation
Balance at December 31, 2012	$(29,840,320)
Depreciation expense	(12,080,887)

Balance at September 30, 2013	$(41,921,207)

The following table summarizes the preliminary purchase price allocation for our acquisitions for the nine months ended September 30, 2013:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2013 Revenue(2)	2013 Property Operating Income(2)(3)
North Charleston – SC	7/10/2013	$6,152,000	$420,000	$6,572,000	$166,076	$80,621
Toms River II – NJ	8/28/2013	4,900,000	300,000	5,200,000	49,830	31,268
Pickering – ONT (4) (5)	8/29/2013	5,100,155	—	5,100,155	—	—

Total		$16,152,155	$720,000	$16,872,155	$215,906	$111,889

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in the Company’s statements of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Allocation (excludes estimated development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(5)	Property is under construction; therefore the property generated no revenue or operating income as of September 30, 2013.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2013, as further evaluations are completed and additional information is received from third parties.

The above transactions were acquired from unaffiliated third parties and were purchased entirely with cash. Total acquisition fees paid to our Advisor for the three months ended September 30, 2013 were approximately $0.4 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Note 5. Secured Debt

Our secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	September 30, 2013	December 31, 2012	Interest Rate	Maturity Date
Montgomery	$2,712,776	$2,768,704	6.42%	7/1/2016
Seabrook	4,462,788	4,516,470	5.73%	1/1/2016
Greenville	2,236,323	2,263,211	5.65%	3/1/2016
Kemah	8,765,556	8,858,838	6.20%	6/1/2016
Memphis	2,474,814	2,502,922	5.67%	12/1/2016
Tallahassee	7,469,964	7,537,926	6.16%	8/1/2016
Houston	1,990,790	2,018,754	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,290,056	10,387,192	5.84%	12/1/2016
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas I	1,516,923	1,530,923	5.72%	6/1/2017
Pearland	3,449,304	3,480,298	5.93%	7/1/2017
Daphne	1,422,892	1,544,325	5.47%	8/1/2020
Mesa	2,985,527	3,036,098	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan (1) (2)	31,173,039	31,547,772	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada (3)	6,427,398	6,812,855	5.22%	12/15/2013
Citi Loan (4)	28,178,378	28,466,942	5.77%	2/6/2021
Bank of America Loan – 1 (5)	4,342,021	4,400,398	5.18%	11/1/2015
Bank of America Loan – 2 (6)	6,579,325	6,667,782	5.18%	11/1/2015
Bank of America Loan – 3 (7)	11,825,662	11,984,654	5.18%	11/1/2015
Prudential – Long Beach (8)	6,560,228	6,637,926	5.27%	9/5/2019
SF Bay Area – Morgan Hill (19)	—	2,928,860	5.75%	4/1/2013
SF Bay Area – Vallejo	4,319,591	4,390,176	6.04%	6/1/2014
Citi Las Vegas Loan (9)	7,463,187	7,545,688	5.26%	6/6/2021
ING Loan (10)	21,347,698	21,587,669	5.47%	7/1/2021
Ladera Ranch	6,724,791	6,821,300	5.84%	6/1/2016
SF Bay Area – San Lorenzo	2,043,702	2,099,622	6.07%	1/1/2014
Las Vegas V	1,638,699	1,667,485	5.02%	7/1/2015
Second Restated KeyBank Loan (11)	45,000,000	51,666,666	4.68%	12/24/2014	(11)
Mississauga (12) – Ontario, Canada	7,016,261	6,841,134	5.00%	10/31/2014
Chantilly (13)	3,435,376	3,474,712	4.75%	6/6/2022
Brampton (14) – Ontario, Canada	5,565,898	208,086	5.25%	6/30/2016
Citi Stockade Loan – 1 (15)	18,200,000	18,200,000	4.60%	10/1/2022
KeyBank CMBS Loan (16)	31,000,000	31,000,000	4.65%	11/1/2022
Citi Stockade Loan – 2 (17)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan – 4 (18)	6,412,469	6,459,043	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan (19)	3,000,000	—	4.08%	3/6/2023
Net fair value adjustment	(434,431)	(576,173)

Total secured debt	$349,759,505	$353,440,758

(1)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas II). Each of the individual loans is cross-collateralized by the other ten.
(2)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(3)	On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at September 30, 2013 was 5.22%.
(4)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of September 30, 2013 was approximately $50.2 million. Such amounts are only available to satisfy the obligations of this loan.
(5)	This loan encumbers the Lawrenceville I and II properties.
(6)	This loan encumbers the Concord, Hickory and Morganton properties.
(7)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(8)	This loan is cross-collateralized by the 11 properties discussed in footnote (1) to this table.
(9)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of September 30, 2013 was approximately $9.1 million. Such amounts are only available to satisfy the obligations of this loan.
(10)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans have an original term of 30 years and mature on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(11)	As of September 30, 2013 and December 31, 2012, this loan was collateralized by the Homeland Portfolio. This loan is a variable rate loan, such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 4.68% as of September 30, 2013; however, we were required to purchase an interest rate swap with a notional amount of $45 million, and, inclusive of the interest rate swap, the effective fixed interest rate is 5.41%. For additional discussion, see “Second Restated KeyBank Loan” below. This loan was paid off in October 2013 in connection with entering into a new revolving loan agreement with KeyBank National Association (the “KeyBank Revolver”), with a maturity date of October 25, 2016. The KeyBank Revolver is further described in Note 11.
(12)	In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.00% as of September 30, 2013).
(13)	The net book value of the Chantilly property as of September 30, 2013 was approximately $6.9 million. Such amounts are only available to satisfy the obligations of this loan.
(14)	In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of September 30, 2013).
(15)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of September 30, 2013 was approximately $34.9 million. Such amounts are only available to satisfy the obligations of this loan.
(16)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of September 30, 2013 was approximately $41.9 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of September 30, 2013 was approximately $37.6 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This loan encumbers the Ridgeland and Canton properties.
(19)	The SF Bay Area – Morgan Hill loan was paid off on March 5, 2013 using proceeds from the Citi SF Bay Area – Morgan Hill Loan. For additional discussion, see “Citi SF Bay Area – Morgan Hill Loan” below.

As of September 30, 2013 and December 31, 2012, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $583 million and $587 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Second Restated KeyBank Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, Georgia and two properties in Jacksonville, Florida), our Operating Partnership and various property owning SPEs entered into a second amended and restated secured credit facility with KeyBank, National Association (“KeyBank”) with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties, bringing the total amount outstanding to $82 million. Such credit facility, as amended (the “Second Restated KeyBank Loan”) was converted from a revolving credit facility to a term loan on August 15, 2012 and the principal balance was reduced on October 10, 2012, from $82 million to $55 million, through the use of the majority of the proceeds from the KeyBank CMBS Loan.

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

September 30, 2013

We have ten business days from the date on which any violation of the above covenants occurs in which to cure the violation, to the extent the violation can be cured with a cash payment. The terms of the Second Restated KeyBank Loan also limit the extent to which we and our Operating Partnership may incur additional debt without the consent of KeyBank.

The Second Restated KeyBank Loan was paid in full in October 2013 in connection with entering into a new revolving loan agreement with KeyBank National Association (the “KeyBank Revolver”), as discussed further in Note 11.

Citi SF Bay Area – Morgan Hill Loan

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

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2013:

2013	$7,326,186
2014	21,930,121
2015	30,578,426
2016	97,233,220
2017	33,980,454
2018 and thereafter	159,145,529

Total payments (1) (2)	350,193,936
Unamortized fair value adjustment	(434,431)

Total	$349,759,505

(1)	Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	This table reflects the terms of the KeyBank Revolver discussed in Note 11.

We record the amortization of debt discounts related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of September 30, 2013 was approximately 5.39%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three and nine months ended September 30, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the three and nine months ended September 30, 2013, approximately $0.1 million and $0.2 million, respectively were reclassified from AOCI to interest expense. Over the next twelve months, we estimate that an additional approximately $0.3 million will be reclassified from AOCI to interest expense.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

As of September 30, 2013, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$360,702	Accounts payable and accrued liabilities	$546,333

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of September 30, 2013, we had not posted any collateral.

As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $375,000. If we had breached any of these provisions at September 30, 2013, we could have been required to settle our obligations under the agreements at their termination value of approximately $375,000.

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Advisory Agreement

We currently do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organizational and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that these expenses did not exceed 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and USA Self Storage I, DST (“SS I, DST”) and Madison DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees for the three and nine months ended September 30, 2013 and 2012). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST and Madison DST acquisitions are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, and our articles of incorporation, as amended, our Advisor may receive disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Advisor provides substantial assistance in connection with the sale. The disposition fees paid to our Advisor are subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement for cause.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three and nine months ended September 30, 2013 and 2012). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended September 30, 2013, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

September 30, 2013

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

Affiliated Dealer Manager

Our chief executive officer owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, except for those properties acquired in the SS I, DST acquisition, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. The properties acquired in the SS I, DST acquisition are managed by an affiliate of our Sponsor. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share (which threshold was met in the three months ended March 31, 2013). During the three and nine months ended September 30, 2013, property management fees of approximately $66,000 and $151,000, respectively were recorded relative to the REIT II properties.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Expensed
Reimbursement of operating expenses (including organizational costs) (1)	$11,992	$7,965	$34,093	$29,760
Asset management fees (2)	1,214,561	1,152,316	3,571,501	3,398,273
Property management fees (3)(4)	1,251,116	968,090	3,539,318	2,690,149
Acquisition expenses	476,656	770,915	583,275	1,034,065
Additional Paid-in Capital
Selling commissions	4,075,472	800,431	7,004,507	6,333,780
Dealer Manager fee	1,746,632	343,042	3,001,932	2,714,477
Reimbursement of offering costs	92,665	121,233	316,794	371,155

Total	$8,869,094	$4,163,992	$18,051,420	$16,571,659

(1)	During the three months ended September 30, 2013 and 2012, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $350,000 and $251,000, respectively. During the nine months ended September 30, 2013 and 2012, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $975,000 and $773,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.
(2)	During the three months ended September 30, 2013 and 2012, our Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $176,000 and $33,000, respectively. During the nine months ended September 30, 2013 and 2012, our Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $525,000 and $33,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.
(3)	During the three and nine months ended September 30, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees, accounting administrative fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $177,000 and $521,000, respectively for the three and nine months ended September 30, 2013 and were waived permanently and accordingly, will not be paid to our Property Manager.
(4)	During the three months ended September 30, 2013 and 2012, property management fees include approximately $0 and $33,000, respectively, of fees paid to the sub-property manager of our Canadian properties. During the nine months ended September 30, 2013 and 2012, property management fees include approximately $27,000 and $90,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.

As of September 30, 2013 and December 31, 2012, we had amounts due to affiliates totaling $1,521,106 and $2,282,344, respectively.

Tenant Reinsurance Program

Beginning in 2011, our chief executive officer, through a wholly owned limited liability company in which our chief executive officer is the sole member, began participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such limited liability company has an approximate 5% ownership interest in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three months ended September 30, 2013 and 2012, we recorded revenue of approximately $0.4 million and $0.3 million, respectively, in connection with this tenant reinsurance program. For the nine months ended September 30, 2013 and 2012, we recorded revenue of approximately $1.2 million and $0.9 million, respectively, in connection with this tenant reinsurance program.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Storage Auction Program

During the second quarter of 2013, our chief executive officer and our senior vice president – property management, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 18% of the voting interests in the Auction Company. For the three and nine months months ended September 30, 2013, we incurred approximately $18,000 and $21,000, respectively, in auction fees with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Initial Offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. On March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan to change the purchase price per share from 95% of the offering price to approximately $10.25 (which currently results in the same price as prior to this amendment and restatement) and make other certain minor revisions related to the closing of our Offering. Our board of directors may set or change the purchase price at any time in its sole and absolute discretion based upon such factors as it deems appropriate.

Following the termination of our Offering, on September 22, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares. The Form S-3 allows us to continue to offer shares pursuant to our amended and restated distribution reinvestment plan beyond September 22, 2013; however we may amend or terminate the plan at any time upon 10 days’ prior written notice to stockholders. The plan was effective as of September 28, 2013.

No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of September 30, 2013, we have sold approximately 4.1 million shares through our distribution reinvestment plan.

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

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

share in the current offering. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. Subsequent to the termination of our Offering on September 22, 2013, our board of directors determined that there should be no change to the per share Redemption Amount. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

Following the termination of our Offering and in anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Note 11 for additional information regarding the termination of the share redemption program.

Redeemable Common Stock – State of Washington

In the third quarter of 2012, we discovered that, due to a clerical error, we exceeded our registration amount in the State of Washington during a three month period in 2012. Upon this discovery, we immediately took action to increase our registration amount; however, stockholders who purchased shares in excess of the amount then-registered in the State of Washington were entitled to a rescission of their respective investments (totaling approximately $3.9 million) in our shares, as the shares they originally purchased were unregistered. If any of those stockholders sought a rescission, we would have been required to redeem their shares.

During the third quarter of 2013, we sent such investors an offer to rescind their respective investments. One investor that held approximately 1,000 shares ($10,000) accepted our offer and such rescission was completed subsequent to September 30, 2013. The remaining investors did not accept our offer, and the rescission offer is now expired.

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

September 30, 2013

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 22 years as of September 30, 2013 and recorded rent expense of approximately $37,000 and $110,000 for the three and nine month periods ended September 30, 2013, respectively, and $37,000 and $110,000 for the three and nine month periods ended September 30, 2012, respectively. The lease has minimum lease payments of approximately $33,000, $133,000, $139,000, $139,000 and $139,000 for the years ending 2013, 2014, 2015, 2016 and 2017, respectively.

Other Contingencies

We have been involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 9. Declaration of Distributions

On September 17, 2013, our board of directors declared a distribution rate for the fourth quarter of 2013 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2013 and continuing on each day thereafter through and including December 31, 2013.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Total revenues	$17,098,173	$18,455,140	$19,407,941	$19,931,208	$21,292,574
Total operating expenses	$17,000,260	$17,351,457	$16,557,885	$16,667,044	$17,229,995
Operating income	$97,913	$1,103,683	$2,850,056	$3,264,164	$4,062,579
Net loss	$(4,620,823)	$(3,852,041)	$(2,167,459)	$(1,949,099)	$(689,288)
Net loss attributable to the Company	$(4,610,650)	$(3,843,894)	$(2,167,224)	$(1,949,079)	$(693,245)
Net loss per share-basic and diluted	$(0.11)	$(0.08)	$(0.05)	$(0.04)	$(0.01)

Note 11. Subsequent Events

Subsequent to September 30, 2013, we acquired the following self storage properties from unaffiliated third parties:

Property	Acquisition Date	Acquisition Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)
Knoxville I – TN	10/28/2013	$8,530,000	1996/2005	650	101,700
Knoxville II – TN	10/28/2013	$10,900,000	2006	680	78,500
Knoxville III – TN	10/28/2013	$8,500,000	2005	510	73,300
Montgomery II – AL	10/28/2013	$8,600,000	2005	540	65,400

Total		$36,530,000		2,380	318,900

These four self storage properties located in Tennessee and Alabama are collectively known as the “Knoxville Portfolio”. The purchase price for the Knoxville Portfolio was approximately $36.5 million, plus closing costs and acquisition fees.

We incurred acquisition fees due to our Advisor of approximately $0.9 million in connection with the above acquisitions.

Southwest Colonial, DST

During the fourth quarter of 2013, we purchased beneficial interests (the “Colonial Interests”) in Southwest Colonial, DST (“Colonial DST”), a Delaware statutory trust sponsored by our Sponsor, from approximately 50 third-party sellers

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were fully completed on November 1, 2013. Following the purchase of these interests, we owned 100% of the interests in Colonial DST. The agreed upon purchase price of the Colonial Interests acquired, based on aggregate appraised value of the five properties owned by Colonial DST, was approximately $27.9 million. Consideration provided consisted of approximately $9.0 million in cash along with the issuance of approximately 151,300 limited partnership units in our Operating Partnership and the assumption of an approximately $16.7 million bank loan held by Colonial DST (the “John Hancock Loan”). Colonial DST leased its properties to a master tenant (the “Tenant”) on a triple-net basis pursuant to a master lease (the “Lease”). The Tenant was owned by an affiliate of our Sponsor. We expect that such Lease will be terminated in the fourth quarter of 2013.

We incurred acquisition fees due to our Advisor of approximately $340,000 in connection with these acquisitions.

The Colonial DST owns five self storage facilities located in Texas with an aggregate of approximately 2,805 units and 392,000 rentable square feet. The properties owned by Colonial DST are subject to the John Hancock Loan, which had an aggregate principal balance of approximately $16.7 million as of the acquisition date. The loan bears a fixed interest rate of 6.36% and had an original term of ten years and matures in September 2018. The loan is secured only by the five properties owned by the Colonial DST that obtained such loan.

Share Redemption Program

On November 1, 2013, we filed an 8-K with the SEC that announced the termination of our share redemption program. Our management and board of directors determined that termination of the share redemption program was prudent due to the closure of our Offering and in consideration of our continued pursuit of certain strategic alternatives to provide stockholder liquidity. Pursuant to the terms of the share redemption program, investors have 30 days from the date of the notice (November 1, 2013) to submit any final requests for redemption, thus, all requests must be received by us and in good order by December 1, 2013. We plan to satisfy the redemption requests on or around December 31, 2013, subject to the limitations of the share redemption program.

KeyBank Revolver

On October 28, 2013, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a revolving loan from KeyBank for borrowings up to $75 million (as amended, the “KeyBank Revolver”). In November 2013, $25 million of the KeyBank Revolver was syndicated to another participating lender. The initial amount funded at closing was $71 million (the “Initial Draw”), $45 million of which was used to pay off the outstanding principal amount under the Second Restated KeyBank Credit Facility, and thereby release the 12 properties comprising the Homeland Portfolio that were serving as collateral for the Second Restated KeyBank Credit Facility, and approximately $26 million of which was used to partially fund the acquisition of the Knoxville Portfolio described above. It is anticipated that future draws on the KeyBank Revolver will be used to help fund our future acquisitions of self storage facilities and for other general corporate purposes.

The KeyBank Revolver has an initial term of three years, maturing on October 25, 2016, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Revolver (the “Credit Agreement”). Payments due pursuant to the KeyBank Revolver are interest-only for the life of the loan. The KeyBank Revolver bears interest at the Borrower’s option of either the Alternate Base Rate plus the Applicable Rate or the Adjusted LIBO Rate plus the Applicable Rate (each as defined in the Credit Agreement). The Applicable Rate will vary based on our total leverage ratio. We elected to have the Adjusted LIBO Rate plus the Applicable Rate apply to the Initial Draw, which equated to an initial interest rate of approximately 1.7%. The $45 million interest rate swap originally purchased in connection with the Second Restated KeyBank Credit Facility will remain in place through December 24, 2014, thus fixing the rate on the $45 million at approximately 2.4%, assuming the Applicable Rate remains constant.

During the first 18 months of the KeyBank Revolver, we may request increases in the aggregate commitment up to a maximum of $200 million in minimum increments of $10 million. We may also reduce the aggregate commitment in minimum increments of $10 million during the life of the loan, provided, however, that at no time will the aggregate commitment be reduced to less than $25 million unless the KeyBank Revolver is paid in full.

The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on the properties in the Homeland Portfolio, the properties in the Knoxville Portfolio, and five of our other self storage properties, and is cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Revolver may be prepaid or terminated at any time without penalty, provided, however, that KeyBank and any other lender shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 28, 2013 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Revolver.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the KeyBank Revolver in connection with a full or partial pay down of the KeyBank Revolver, provided that there shall at all times be at least four properties serving as collateral.

The KeyBank Revolver contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement):

•	the aggregate borrowing base availability under the KeyBank Revolver is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and

•	we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth of at least $250 million; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than sixty percent (60%); and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

Distribution Reinvestment Plan

As of November 11, 2013, we have issued approximately 0.1 million shares of our common stock for gross proceeds of approximately $1.4 million.

Offering Status

As of November 11, 2013, in connection with our Initial Offering and Offering we have issued approximately 54 million shares of our common stock for gross proceeds of approximately $545 million.

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

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). We intend to invest a substantial amount of the net proceeds from our Offering in self storage facilities and related self storage real estate investments. Based on the expiration date of our Offering and our sales pace, our board of directors believed that we would raise sufficient capital within the original two-year offering period to move to the next phase of our life cycle. Therefore, our offering terminated as of the scheduled closing date of our Offering (September 22, 2013). On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan, and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan. The Form S-3 allows us to continue to offer shares pursuant to our amended and restated distribution reinvestment plan beyond September 22, 2013; however, we may terminate the distribution reinvestment plan offering at any time upon 10 days’ prior written notice to stockholders. The amended and restated distribution reinvestment plan was effective as of September 28, 2013. As of September 30, 2013, we had issued approximately 53 million shares of common stock for approximately $542 million in our Initial Offering and Offering and also issued 6.2 million shares of common stock in a private offering.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives to create stockholder liquidity. Over several months, we interviewed several investment banking firms to assist us in this process. After this extensive interview process, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze these strategic alternatives. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Notes 8 and 11 of the Notes to the Consolidated Financial Statements.

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

As of September 30, 2013, we wholly-owned 113 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 72,190 units and approximately

9.5 million rentable square feet. As of September 30, 2013, we also had minority interests in eight additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in this report. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. As of September 30, 2012, we wholly-owned 100 self storage facilities located in 17 states and Canada, comprising approximately 64,560 units and approximately 8.4 million square feet.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares that were offered pursuant to the Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% non-voting equity interest in our Dealer Manager.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of both our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager Strategic Storage Property Management, LLC (our “Property Manager”).

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

As of September 30, 2013, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)		% of Total Rentable Sq. Ft.	Physical Occupancy %(1)		Climate- Controlled %(2)	Rental Income %(3)
Alabama (4)	2	1,075	148,200		1.6%	73.0%		45.6%	1.1%
Arizona	4	1,975	243,900		2.6%	83.3%		21.0%	2.1%
California (4)	8	6,400	849,600		9.0%	90.7%		19.2%	13.8%
Florida	10	7,750	877,300		9.3%	85.5%		44.7%	10.6%
Georgia	22	12,990	1,708,900		18.0%	81.5%		52.3%	14.8%
Illinois	4	2,455	394,000	(5)	4.2%	89.6%		1.8%	4.3%
Kentucky	5	2,870	415,700		4.4%	85.6%		2.0%	4.0%
Mississippi	3	1,495	224,300		2.4%	78.4%		24.3%	2.1%
Nevada	8	4,735	639,000		6.7%	85.1%		60.0%	5.4%
New Jersey	6	4,660	445,400		4.7%	84.5%		62.2%	9.3%
New York	1	700	82,800		0.9%	82.8%		20.2%	1.0%
North Carolina	3	1,560	207,600		2.2%	85.9%		17.8%	1.7%
Ontario, Canada (6)	4	3,695	411,600		4.3%	55.2	%(7)	71.7%	3.2%
Pennsylvania	4	2,210	285,700		3.0%	76.1%		10.6%	2.7%
South Carolina	13	7,235	998,840		10.5%	85.1%		24.9%	9.8%
Tennessee	1	855	157,100		1.7%	81.9%		0.0%	0.8%
Texas (4)	10	6,250	1,036,600		10.9%	85.0%		21.8%	8.7%
Virginia	5	3,280	343,900		3.6%	84.3%		42.4%	4.6%

Total	113	72,190	9,470,440		100%	83.4%		34.8%	100%

(1)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2013.
(2)	Represents the percentage of rentable square feet in climate-controlled units as of September 30, 2013 for each state.

(3)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of September 2013.
(4)	Does not include properties in which we owned a minority interest, including the interests owned in the Montgomery County Self Storage, DST properties, the San Francisco Self Storage DST property, the Hawthorne property and the Southwest Colonial, DST properties.
(5)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(6)	As of September 30, 2013, the Pickering property was under construction, thus the related occupancy statistics exclude this property.
(7)	Included in the occupancy calculation for Ontario, Canada is the Mississauga and Brampton properties, which were 58% and 13% occupied, respectively, as of September 30, 2013. The construction on the Mississauga property was completed in December 2012 and the construction on the Brampton property was completed in July 2013.

The map below shows the geographic location of our self storage portfolio as of September 30, 2013.

As of September 30, 2013, we also had minority interests in eight additional self storage facilities located in three states, comprising approximately 5,585 units and approximately 626,000 rentable square feet. Our interests in these properties range from 0.28% to 12.26%. Additionally, we have a minority interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

The weighted average capitalization rate at acquisition for our 113 wholly-owned self storage facilities as of September 30, 2013 was approximately 7.20% (7.55% for the 87 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition. We also had three properties (the Brampton, Mississauga and Pickering properties) that were under development at acquisition). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

As of September 30, 2013 and 2012, we wholly-owned 113 and 100 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2013 and 2012 as listed below.

•	In the three months ended September 30, 2013, we acquired three facilities for consideration of approximately $17 million. In the three months ended September 30, 2012 we acquired eight self storage facilities for consideration of approximately $26 million.

•	In the nine months ended September 30, 2013, we acquired three facilities for consideration of approximately $17 million. In the nine months ended September 30, 2012 we acquired nine self storage facilities for consideration of approximately $34 million.

•	The three and nine months ended September 30, 2013 includes activity related to 19 self storage facilities that were acquired between January 1, 2012 and December 31, 2012 for consideration of approximately $93 million.

Due to the items noted above, we believe there is little basis for comparison between the three and nine months ended September 30, 2013 and 2012.

Homeland Portfolio

On December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with an initial occupancy of 46%) for $80 million. The Homeland Portfolio results have substantially improved for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Occupancy increased from 67% as of September 30, 2012 to 84% at September 30, 2013 and revenue increased by approximately $0.4 million or 31% and approximately $1.2 million or 30%, respectively for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Additionally, during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, operating income increased by approximately $0.3 million and $1.2 million, respectively. We believe that the Homeland Portfolio will continue to provide additional operating income and cash flows over the remainder of 2013. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

Self Storage Rental Revenue

Rental revenue for the three months ended September 30, 2013 was approximately $20.6 million, as compared to rental revenue for the three months ended September 30, 2012 of approximately $16.5 million, an increase of approximately $4.1 million or 25%. The increase in rental revenue arises primarily from the 20 operating properties acquired from July 1, 2012 through September 30, 2013 (approximately $2.4 million) and an increase in same-store rental revenue (approximately $1.5 million or 9.5%; excluding the Homeland Portfolio such same-store increases would have been approximately $1.1 million or 7.5%). We expect rental revenue to increase in future periods as we acquire additional self storage facilities.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended September 30, 2013 was approximately $0.7 million, as compared to ancillary operating revenue for the three months ended September 30, 2012 of approximately $0.6 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2013 were approximately $7.2 million (approximately 34.0% of total revenues) as compared to property operating expenses for the three months ended September 30, 2012 of approximately $6.6 million (approximately 38.8% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $0.6 million, arises from the increase in the number of self storage facilities we owned, partially offset by a decrease in same-store property operating expenses of approximately $0.1 million. Our property operating expenses as a percentage of revenue decreased by approximately 4.8% compared to the three months ended September 30, 2012, primarily due to increased same-store revenues and reductions in payroll and advertising expenses. We expect property operating expenses to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses – affiliates

Property operating expenses – affiliates for the three months ended September 30, 2013 were approximately $2.5 million (approximately 11.6% of total revenues) as compared to property operating expenses – affiliates for the three months ended September 30, 2012 of approximately $2.1 million (approximately 12.4% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. A portion of the increase in property operating expenses – affiliates (approximately $0.2 million) arises from the increase in the number of self storage facilities we owned, while a portion (approximately $0.2 million) arises from an increase from our same-store properties. Property operating expenses – affiliates as a percentage of revenues decreased by approximately 0.8% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to increased revenues as discussed above, as well as having a full quarter of operations from the entire Stockade Portfolio, where the asset management fees were permanently waived for the three months ended September 30, 2013 and 2012. We expect property operating expenses – affiliates to increase in future periods as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $0.6 million the three months ended September 30, 2013 and 2012. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. General and administrative expenses remained constant between periods, however, there were increases in transfer agent and website costs, which were offset by decreased professional fees. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2013 were approximately $6.1 million, compared to approximately $6.3 million for three months ended September 30, 2012. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is primarily attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized during 2012 or the nine months ended September 30, 2013. We expect depreciation and amortization expenses to fluctuate in future periods commensurate with our acquisition activity.

Property Acquisition Expenses

Property acquisition expenses for the three months ended September 30, 2013 were approximately $0.9 million, as compared to approximately $1.4 million for the three months ended September 30, 2012. The decrease between 2012 and 2013 is primarily due to us closing $17 million in acquisitions during the three months ended September 30, 2013 compared to us closing $26 million in acquisitions during the three months ended September 30, 2012. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2013 was approximately $4.8 million, as compared to interest expense of approximately $4.2 million for the three months ended September 30, 2012. The increase in interest expense is the result of increased expense related to new debt incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.1 million related to the KeyBank Bridge Loan, which was repaid in full in August 2012, and a decrease in interest expense related to the Second Restated KeyBank Loan of $0.4 million due to a reduction in the balance outstanding. We expect interest expense to increase in future periods to the extent we acquire additional properties through the issuance or assumption of debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended September 30, 2013 was approximately $0.3 million, as compared to approximately $0.9 million for the three months ended September 30, 2012. The decrease of approximately $0.6 million primarily relates to the elimination of amortization of deferred financing fees of approximately $0.3 million on the KeyBank Bridge Loan, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees on the Second Restated KeyBank Loan of approximately $0.5 million. Such reductions were partially offset by amortization of deferred financing fees on new debt incurred in the fourth quarter of 2012.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the three months ended September 30, 2013 and 2012. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue (1)	$18,235,566	$16,672,337	9.4%	$3,057,008	$425,836	N/M	$21,292,574	$17,098,173	24.5%
Property operating expenses (2)	7,107,406	7,087,105	0.3%	1,379,507	520,040	N/M	8,486,913	7,607,145	11.6%

Operating income (loss)	$11,128,160	$9,585,232	16.1%	$1,677,501	($94,204)	N/M	$12,805,661	$9,491,028	34.9%

Number of facilities (3)	91	91		23	10		114	101
Rentable square feet	7,805,800	7,805,800		1,742,500	721,900		9,548,300	8,527,700
Average physical occupancy (4)	84%	80%		N/M	N/M		83%	76%
Rent per occupied square foot (5)	$0.83	$0.81		N/M	N/M		$0.82	$0.81

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.
(3)	For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

Our increase in same-store revenue of approximately $1.6 million was primarily the result of increased average physical occupancy combined with the increase in rent per occupied square foot for the three months ended September 30, 2013 over the three months ended September 30, 2012. The Homeland Portfolio increased average occupancy by approximately 18% and contributed approximately $0.4 million to the increase in same-store revenue, which was a 31% increase in revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 7.4% and 13%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 85% and 82%, respectively, for the three months ended September 30, 2013 and 2012. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $0.86 and $0.83, respectively for the three months ended September 30, 2013 and 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

Self Storage Rental Revenue

Rental revenue for the nine months ended September 30, 2013 was approximately $58.7 million, as compared to rental revenue for the nine months ended September 30, 2012 of approximately $46.6 million, an increase of approximately $12.1 million or 26%. The increase in rental revenue arises primarily from the 21 operating properties acquired in 2012 and 2013 (approximately $7.4 million) and an increase in same-store rental revenue (approximately $4.3 million or 9.4%; excluding the Homeland Portfolio such same-store increases would have been approximately $3.2 million or 7.6%). We expect rental revenue to increase in future periods as we acquire additional self storage facilities.

Ancillary Operating Revenue

Ancillary operating revenue for the nine months ended September 30, 2013 was approximately $2.0 million, as compared to ancillary operating revenue for the nine months ended September 30, 2012 of approximately $1.6 million. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2013 were approximately $21.1 million (approximately 34.8% of total revenues) as compared to property operating expenses for the nine months ended September 30, 2012 of approximately $19.4 million (approximately 40.4% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $2.4 million, arises from the increase in the number of self storage facilities we owned, partially off-set by a decrease in same-store property operating expenses of approximately $0.9 million. Our property operating expenses as a percentage of revenue decreased by approximately 5.6% compared to the nine months ended September 30, 2012, primarily due to increased revenues and reductions in payroll and advertising expenses. We expect property operating expenses to increase in future periods as we acquire additional self storage facilities.

Property Operating Expenses – affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2013 were approximately $7.1 million (approximately 11.7% of total revenues) as compared to property operating expenses – affiliates for the nine months ended September 30, 2012 of approximately $6.1 million (approximately 12.6% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. A portion of the increase in property operating expenses – affiliates (approximately $0.5 million) arises from the increase in the number of self storage facilities we owned, while a portion a portion (approximately $0.4 million) arises from an increase from our same-store properties. Property operating expenses – affiliates as a percentage of revenues decreased by approximately 0.9% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to increased revenues as discussed above, as well as having a full year of operations from the entire Stockade Portfolio, where the asset management fees were permanently waived for the nine months ended September 30, 2013 and 2012. We expect property operating expenses – affiliates to increase in future periods as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $2.1 million the nine months ended September 30, 2013 as compared to general and administrative expenses for the nine months ended September 30, 2012 of $1.8 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses is primarily due to an increase in transfer agent costs, as our investor base increased, costs incurred associated with our annual report and proxy materials, website costs, and an increase in professional services and brand promotion related costs. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2013 were approximately $19.0 million, compared to approximately $19.2 million for nine months ended September 30, 2012. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. Depreciation expense increased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was mostly offset by a decrease in amortization expense related primarily to certain of our intangible assets that became fully amortized during 2012 or the nine months ended September 30, 2013. We expect depreciation and amortization expenses to fluctuate in future periods commensurate with our acquisition activity.

Property Acquisition Expenses

Property acquisition expenses for the nine months ended September 30, 2013 were approximately $1.1 million, as compared to approximately $2.1 million for the nine months ended September 30, 2012. In the nine months ended September 30, 2013, we acquired three self storage facilities for consideration of approximately $17 million. In the nine months ended September 30, 2012 we acquired nine self storage facilities for consideration of approximately $34 million. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was approximately $14.1 million, as compared to interest expense of approximately $13.2 million for the nine months ended September 30, 2012. The increase in interest expense is the result of increased expense related to new debt incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.7 million related to the KeyBank Bridge Loan, which was repaid in full in August 2012, and a decrease in interest expense of $1.4 million related to the Second Restated KeyBank Loan due to a reduction in the balance outstanding. We expect interest expense to increase in future periods to the extent we acquire additional properties through the issuance or assumption of debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the nine months ended September 30, 2013 was approximately $1.1 million, as compared to approximately $2.9 million for the nine months ended September 30, 2012. The decrease of approximately $1.8 million primarily relates to the elimination of amortization of deferred financing fees of approximately $1.0 million on the KeyBank Bridge Loan, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees on the Second Restated KeyBank Loan of approximately $1.3 million. Such reductions were partially offset by amortization of deferred financing fees on new debt incurred in the fourth quarter of 2012.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the nine months ended September 30, 2013 and 2012. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue (1)	$51,823,465	$47,371,994	9.4%	$8,808,258	$783,370	N/M	$60,631,723	$48,155,364	25.9%
Property operating expenses (2)	20,733,504	21,185,089	(2.1%)	3,902,174	942,311	N/M	24,635,678	22,127,400	11.3%

Operating income (loss)	$31,089,961	$26,186,905	18.7%	$4,906,084	($158,941)	N/M	$35,996,045	$26,027,964	38.3%

Number of facilities (3)	90	90		24	11		114	101
Rentable square feet	7,722,400	7,722,400		1,825,900	805,300		9,548,300	8,527,700
Average physical occupancy (4)	83%	77%		N/M	N/M		81%	75%
Rent per occupied square foot (5)	$0.82	$0.81		N/M	N/M		$0.81	$0.81

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.
(3)	For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

Our increase in same-store revenue of approximately $4.5 million was primarily the result of increased average physical occupancy combined with increased rent per occupied square foot for the nine months ended September 30, 2013 over the nine months ended September 30, 2012. The Homeland Portfolio increased average occupancy by approximately 21% and contributed approximately $1.2 million to the increase in same-store revenue, which was a 30% increase in revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Our same-store property operating expenses decreased by approximately $0.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to reductions primarily in payroll and advertising expense.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 7.6% and 14.9%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 83% and 79%, respectively, for the nine months ended September 30, 2013 and 2012. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $0.85 and $0.83, respectively for the nine months ended September 30, 2013 and 2012.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, gains or losses from debt defeasance, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our distribution reinvestment plan offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net loss attributable to Strategic Storage Trust, Inc.	$(693,245)	$(4,610,650)	$(4,809,548)	$(15,129,818)
Add:
Depreciation	4,161,502	3,474,214	12,185,506	10,087,849
Amortization of intangible assets	1,728,352	2,723,705	6,419,083	8,811,619
Deduct:
Gain on sale of investment in unconsolidated joint venture	—	—	—	(815,000)
Adjustment for noncontrolling interests (2)	(84,465)	(79,801)	(264,189)	(254,724)

FFO	5,112,144	1,507,468	13,530,852	2,699,926
Other Adjustments:
Acquisition expenses (3)	853,911	1,369,125	1,144,236	2,111,051
Amortization of fair value adjustments of secured debt (4)	50,574	(21,219)	141,741	136,110
Realized and unrealized (gains) losses on foreign exchange holdings (5)	(140,286)	(165,232)	180,157	(119,864)
Adjustment for noncontrolling interests (2)	(15,833)	(19,786)	(42,599)	(56,576)

MFFO (1)	$5,860,510	$2,670,356	$14,954,387	$4,770,647

As discussed above, our results of operations for the three and nine months ended September 30, 2013 and 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition above.

(1)	The improvement in MFFO between the three months ended September 30, 2013 and 2012 is primarily the result of the following:

•	Total revenues less all property operating expenses were approximately $11.6 million for the three months ended September 30, 2013 compared to approximately $8.3 million for the three months ended September 30, 2012, thereby increasing MFFO by approximately $3.3 million. Such increase was primarily due to the acquisition of 20 operating properties between July 1, 2012 and September 30, 2013 (approximately $1.7 million) and improved same-store results (approximately $1.5 million, which included approximately $0.3 million related to the Homeland Portfolio).

•	Increased MFFO of approximately $0.6 million due to reduced amortization of deferred financing costs; such reduction was primarily related to the KeyBank Bridge Loan (approximately $0.3 million), as such loan was repaid in full in August 2012 and a reduction in amortization on the Second Restated KeyBank Loan (approximately $0.5 million).

•	Offsetting the above was increased interest expense of approximately $0.5 million.

The improvement in MFFO between the nine months ended September 30, 2013 and 2012 is primarily the result of the following:

•	Total revenues less all property operating expenses were approximately $32.4 million for the nine months ended September 30, 2013 compared to approximately $22.6 million for the nine months ended September 30, 2012, thereby increasing MFFO by approximately $9.8 million. Such increase was primarily due to the acquisition of 21 operating properties between January 1, 2012 and September 30, 2013 (approximately $4.5 million) and improved same-store results (approximately $4.9 million, which included approximately $1.2 million related to the Homeland Portfolio).

•	Increased MFFO of approximately $1.8 million due to reduced amortization of deferred financing costs; such reduction was primarily related to the KeyBank Bridge Loan (approximately $1.0 million), as such loan was repaid in full in August 2012 and a reduction in amortization on the Second Restated KeyBank Loan (approximately $1.3 million).

•	Offsetting the above were increased interest expense of approximately $0.9 million and general and administrative expense of approximately $0.3 million.

(2)	Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated joint venture’s real estate depreciation was $56,600 and $170,000, respectively, for the three and nine months ended September 30, 2013 and $56,300 and $168,600, respectively, for the three and nine months ended September 30, 2012.
(3)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(4)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes or seller notes issued, as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.
(5)	These amounts primarily relate to transactions with our non-U.S. functional currency entities. The losses are the result of fluctuations between the U.S. dollar and the Canadian dollar. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing hedge and foreign exchange risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $0.3 million and $0.9 million, respectively, was recognized as interest expense for the three months ended September 30, 2013 and 2012 and approximately $1.1 million and $2.9 million, respectively, for the nine months ended September 30, 2013 and 2012.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended		Change
	September 30, 2013	September 30, 2012
Net cash flow provided by (used in):
Operating activities	$14,117,256	$6,443,287	$7,673,969
Investing activities	(27,498,227)	(42,432,785)	14,934,558
Financing activities	64,065,963	40,877,897	23,188,066

Cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 were approximately $14.1 million and $6.4 million, respectively, an increase in cash provided by operations of approximately $7.7 million. The increase in cash provided is primarily the result of a favorable improvement of approximately $9.5 million in our net loss, as adjusted for depreciation and amortization, a gain on sale of an investment and the impact of foreign currency; offset primarily by the effects of changes in accounts payable and accrued liabilities and restricted cash between the periods.

Cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 were approximately $27.5 million and $42.4 million, respectively, a decrease in the use of cash of approximately $14.9 million. The decrease in cash used primarily relates to a decrease in cash used to purchase real estate, net of an increase in cash used in the development and construction activity at our Canadian development properties and the net impact of non-recurring transactions, which provided cash in 2012.

Cash flows provided by financing activities for the nine months ended September 30, 2013 and 2012 were approximately $64.1 million and $40.9 million, respectively, an increase of approximately $23.2 million. The increase in cash provided by financing activities over 2012 primarily relates to a reduction in repayment of secured debt.

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

As set forth earlier, our Offering expired on September 22, 2013, and we believe the proceeds from our Offering should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2013		Year Ended December 31, 2012
Distributions paid in cash	$14,059,546		$15,831,397
Distributions reinvested	11,316,639		12,311,983

Total distributions	$25,376,185		$28,143,380

Source of distributions
Cash flows provided by operations	$14,117,256	55.6%	$9,550,340	33.9%
Offering proceeds from distribution reinvestment plan	11,258,929	44.4%	12,311,983	43.8%
Offering proceeds from Primary Offering	—	—	6,281,057	22.3%

Total sources	$25,376,185	100.0%	$28,143,380	100.0%

Cash flows provided by operations for the nine months ended September 30, 2013 and the year ended December 31, 2012, include approximately $1.1 million and $3.6 million, respectively, of real estate acquisition related expenses expensed in accordance with GAAP. We consider the real estate acquisition related expenses to have been funded by proceeds from our ongoing public offering of shares of our common stock because the expenses were incurred to acquire our real estate investments.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

From our inception through September 30, 2013, we paid cumulative distributions of approximately $97.2 million, as compared to cumulative FFO of approximately $15 million. For the nine months ended September 30, 2013, we incurred distributions of approximately $25.8 million, as compared to FFO of approximately $13.5 million. For the year ended December 31, 2012, we incurred distributions of approximately $28.8 million, as compared to FFO of approximately $5.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2013, we had approximately $350.2 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts of approximately $0.4 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of September 30, 2013 was approximately 5.39%. As of September 30, 2013, approximately $64.0 million of our total consolidated indebtedness was variable rate debt.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity investments, for the payment of operating expenses, capital improvements on our properties, equity distributions and for debt service on our outstanding indebtedness. As set forth above, our Offering closed on September 22, 2013. Our board of directors is currently contemplating a number of strategies for the next steps in our life cycle. Absent the implementation of those strategies, we generally expect our cash needs for items, other than property acquisitions, will be met from operations and the issuance of additional debt or equity instruments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1) (2)	$99,094,051	$4,319,960	$31,922,949	$22,749,352	$40,101,790
Mortgage principal (1) (2)	350,193,936	7,326,186	52,508,547	131,213,674	159,145,529
Operating leases	3,137,031	33,075	272,318	277,830	2,553,808

Total contractual obligations	$452,425,018	$11,679,221	$84,703,814	$154,240,856	$201,801,127

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	This table reflects the terms of the KeyBank Revolver discussed in Note 11 of the Notes to Consolidated Financial Statements.

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

As of September 30, 2013, our debt consisted of approximately $286.2 million in fixed rate debt and approximately $64.0 million in variable rate debt (excluding net unamortized debt discounts of approximately $0.4 million). As of December 31, 2012, our debt consisted of approximately $288.5 million in fixed rate debt and approximately $65.5 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding variable rate debt that was effectively fixed through an interest rate swap) would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of September 30, 2013:

	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$898,788	$14,913,860	$30,578,426	$46,667,322	$33,980,454	$159,145,529	$286,184,379	$294,382,739
Average interest rate	5.39%	5.35%	5.36%	5.31%	5.15%	5.03%	—	—
Variable rate debt (1) (2)	$6,427,398	$7,016,261	—	$50,565,898	—	—	$64,009,557	—
Average interest rate	2.70%	2.38%	2.07%	2.07%	—	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	This table reflects the terms of the KeyBank Revolver discussed in Note 11 of the Notes to the Consolidated Financial Statements.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Form 10-K/A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of September 30, 2013, we had issued approximately 53 million shares of common stock in our Initial Offering and Offering, raising gross offering proceeds of approximately $542 million. From this amount, we incurred approximately $13.1 million in acquisition fees to our Advisor, approximately $48.6 million in selling commissions and dealer manager fees (of which approximately $38.9 million was reallowed to third party broker-dealers), and approximately $4.7 million in organization and offering costs to our Advisor, resulting in net proceeds of approximately $475.6 million. With the net offering proceeds and indebtedness, we acquired approximately $480 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. On September 22, 2013, our Offering was terminated.

(c)	As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008, which was amended effective March 28, 2012, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the three months ended September 30, 2013, we redeemed approximately 0.4 million shares of common stock for approximately $3.7 million ($9.71 per share). As of September 30, 2013, we had redemption requests for approximately 247,000 shares of common stock for approximately $2.4 million that were redeemed pursuant to the terms of the share redemption program on October 31, 2013 and such amount was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2013. We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program effective December 1, 2013. See Notes 8 and 11 of the Notes to the Consolidated Financial Statements included in this report.

During the nine months ended September 30, 2013, we redeemed shares as follows:

For the Quarter Ended(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
March 31, 2013	342,081	$9.69	342,081
June 30, 2013	372,168	$9.77	372,168
September 30, 2013	382,014	$9.71	382,014
Total	1,096,263	$9.73	1,096,263

(1)	We redeem shares on a quarterly basis; shares are redeemed on the last business day of the first month of the respective quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Company’s Prospectus dated September 22, 2011, Commission File No. 333-168905

4.2	Strategic Storage Trust, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on September 18, 2013, Commission File No. 000-53644

10.1	Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.2	Promissory Note for KeyBank Revolver, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.3	Guaranty for KeyBank Revolver, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust, Inc. financial information for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: November 14, 2013	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer