Form 10-K
period 2013-12-31
Strategic Storage Trust, Inc.
filed 2014-03-31
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, on April 2, 2012, the registrant announced an estimated per share value of its common stock equal to $10.79 per share, calculated as of December 31, 2011. The registrant is currently offering shares of its common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $10.25, which is 95% of the last estimated per share value. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated per share value, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.” The aggregate market value of voting common stock held by non-affiliates was approximately $542,000,000 assuming a market value of $10.79 per share, as of June 30, 2013.

As of March 21, 2014, there were 56,576,673 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

None.

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of December 31, 2013, we owned 99.28% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.04%) and unaffiliated third parties (0.68%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2013, we had issued approximately 0.4 million shares of common stock for approximately $4.4 million in our DRP Offering. As of December 31, 2013, we had issued approximately 54.1 million shares of common stock for approximately $549 million in our Initial Offering, Offering and our ongoing DRP Offering and also issued 6.2 million shares of common stock in a private offering in connection with our 2009 mergers with two private real estate investment trusts sponsored by our sponsor, Self Storage REIT, Inc. (now Self Storage REIT, LLC) (“REIT I”) and Self Storage REIT II, Inc. (now Self Storage REIT II, LLC) (“REIT II”). As of December 31, 2013, we had approximately 56 million shares issued and outstanding.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives to create stockholder liquidity. Over several months, we interviewed several investment banking firms to assist us in this process. After this extensive interview process, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze these strategic alternatives. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Note 8 of the Notes to the Consolidated Financial Statements contained in this report for further details.

As of December 31, 2013, we wholly-owned 122 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 77,375 units and approximately 10.2 million rentable square feet. As of December 31, 2013, we also had minority interests in three additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in this report. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. Strategic Storage Holdings, LLC, the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed storage units or parking spaces that can vary in size according to their specific needs. Customers have access to their storage units from 6:00AM – 10:00PM (365 days per year), and some of our facilities provide 24-hour access. Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for additional storage space. According to the 2014 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 17.5% commercial, 6.2% military and 6.3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed. The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (November 2013):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2013 there were approximately 48,500 “primary” self storage facilities in the U.S. representing approximately 2.3 billion square feet;

•	at year end 2013 there were approximately 59,500 self storage facilities worldwide including more than 3,000 self storage facilities in Canada;

•	the top five self storage companies own and operate just 11.9% of all “primary” facilities; and

•	it took the self storage industry more than 25 years to build its first billion square feet of space; it added the second billion square feet in just eight years (1998-2005).

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Recently, self storage operators have placed increased emphasis on offering ancillary products which provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance, truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

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

We also believe that the self storage industry possesses attractive characteristics not found in other commercial real estate sectors, including the following:

•	no reliance on a “single large customer” whose vacating can have a devastating impact on rental revenue;

•	no leasing commissions and/or tenant improvements;

•	relatively low capital expenditures;

•	brand names can be developed at local, regional and even national levels;

•	opportunity for a great deal of geographic diversification, which could enhance the stability and predictability of cash flows; and

•	the lowest loan default rate of any commercial property type.

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We acquire, develop, redevelop, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage unit or parking space to residential and commercial users on a month-to-month basis. Most of our facilities are fenced with computerized gates and are well lighted. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we offer climate-controlled units that generally offer heating in the winter and cooling in the summer. Many of our facilities also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers have access to their storage units from 6:00AM – 10:00PM (365 days per year), and some of our facilities provide 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space. Our facilities range in size from approximately 21,700 to approximately 311,800 net rentable square feet, with an average of approximately 83,000 net rentable square feet.

As an operating business, self storage requires a much greater focus on strategic and operational management. Below are some of the strategies and tactics we are utilizing to grow a diversified portfolio of self storage facilities that we believe will maximize cash available for distributions and potential for appreciation in the value of our properties over the long term.

Initial Growth and Branding Stage

Since our inception, we have been focused on building a diversified portfolio of self storage facilities. As of December 31, 2013, we had acquired 122 facilities in 17 states and Canada. We have been branding our facilities under the “SmartStop® Self Storage” brand. We utilize a call center which focuses on generating reservations and assisting customers with their current storage accounts, such as taking payments or answering general questions. Additionally, we developed a customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties. We believe that the implementation of these and other branding and marketing initiatives will enhance brand awareness and drive revenue growth in the future.

Focus on Increasing Revenue and Creating Greater Efficiencies.

We continue to place a significant amount of focus on revenue generation opportunities at our self storage facilities and capitalizing on economies of scale from our growing portfolio. Below are a few of the specific measures we have taken to improve our operating performance at our existing facilities:

•	Standardized Sales Processes. We have put forth a standardized sales approach so that the rental experience is consistent at each of our facilities. All employees are trained in our sales approach and techniques that facilitate the generation of business.

•	Integrated Marketing Strategy. We have developed an integrated marketing strategy for our online, phone and walk-in customers, which includes our customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, our web marketing tools, pay-per-click campaign (to generate leads and improve brand recognition), search engine optimization process to obtain a dominant position in browser listings and our social media campaigns provide us with a technological edge over competitors.

•	Facility Monitoring Activities. We are seeking to increase revenue and net operating income at each of our facilities by (i) closely monitoring call volume, reservation activity and occupancy in relation to our marketing activities, (ii) analyzing market supply and demand factors, as well as occupancy trends, in setting rental rates, promotional discounts and target marketing initiatives, (iii) continuous refinement of our algorithms that manage our asking rates, as well as our rental rate increases to existing customers at our self storage facilities (“Revenue Optimization System”), and (iv) closely managing our controllable operating costs.

•	Revenue Optimization System. We utilize a Revenue Optimization System (“ROS”) which allows us to analyze every unit at every property individually and manage our available unit inventory through a sophisticated system of algorithms which automatically triggers pricing adjustments. This system allows us to instantly respond to market demand and maximize revenues.

•	Creating Operational Efficiencies. As we continue to grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, as a result of our size and geographic diversification, as well as our institution of a blanket property and casualty insurance program over all of our properties nationwide, we have reduced our total insurance costs per property. We regularly review and renegotiate national contracts and rates with key vendors and service providers. Additionally, we have implemented a labor scheduling model that takes a standardized approach to staffing our facilities. This allows us to better manage our labor hours and better predict our labor costs. To the extent we can continue to acquire facilities in clusters within geographic regions, we believe efficiencies will continue to improve.

•	Increasing Focus on Ancillary Revenue. We are increasing our focus on certain ancillary revenue opportunities. We have increased the emphasis on selling our customers tenant insurance to protect their belongings against loss or damage. We offer a wide assortment of packing and moving supplies that a customer would need to properly protect their items while in storage. We have implemented a standardized approach on how to sell these items to our customers as well. Additionally, we provide truck rental capabilities at many of our facilities to assist customers with their move. Furthermore, we have added the capability for customers to purchase boxes, locks and packing supplies online through our website. Users of this service pick up the supplies at their nearest SmartStop® facility, which increases revenue and increases the likelihood of such customers becoming self storage customers at one of our facilities.

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

Investment Objectives

Overview

We have invested a substantial amount of the net proceeds of the Offering in self storage facilities and related self storage real estate investments. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Exchange Listing and Other Liquidity Events

Our board is in the process of determining when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange subject to satisfying then-existing applicable listing requirements. Subject to market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three years:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what our stockholders paid for their shares in our offerings. As previously disclosed, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze strategic alternatives to create stockholder liquidity. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. As our board of directors determines which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions or other consideration that would be paid to our Advisor.

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

Our Self Storage Acquisition Strategy

We focus on the acquisition, ownership, operation and development of self storage facilities and activities relating to this type of property. Self storage refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.3 billion rentable square feet at approximately 48,500 facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. We believe the following factors will allow us to achieve market penetration, name recognition and national brand awareness and loyalty in the self storage industry, which will result in greater economies of scale:

•	the size and diversification of our self storage portfolio, which, as of December 31, 2013, consisted of 122 properties in 17 states and Canada with approximately 77,375 units and approximately 10.2 million square feet;

•	the management team of our Advisor and Property Manager which, in addition to our executive officers, includes regional and district property management professionals and on-site property management personnel;

•	our self storage branding strategy whereby we intend to re-brand every self storage facility we acquire under the “SmartStop® Self Storage” brand and our call center which provides access to information regarding our self storage facilities; and

•	our integrated marketing strategy for our online, phone and walk-in customers, which includes our customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, our web marketing tools, pay-per-click campaign (to generate leads and improve brand recognition), search engine optimization process to obtain a dominant position in browser listings and our social media campaigns provide us with a technological edge over competitors.

We focus on pursuing acquisitions of self storage facilities in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria. We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. However, future investments will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We may invest a portion of the net proceeds we raise in self storage facilities outside the United States. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

While we focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of the Offering in such other commercial real estate properties. We seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, some properties we acquire may have the potential for both growth in value and for providing regular cash distributions to our stockholders. As a secondary focus, in an effort to maximize stockholder value, we have also acquired, and may continue to acquire, value-added properties in lease-up stage, as well as development properties. We believe that this strategy will benefit the overall composition of our portfolio in the future.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

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

Our Borrowing Strategy and Policies

Although we intend to use relatively low leverage to make our investments, at certain times, our debt leverage levels may be temporarily higher. At the current time, the debt markets are attractive, and our board believes that a higher debt leverage in these markets is beneficial to our long-term interests. Our board of directors will regularly monitor our investment pipeline in relation to our projected availability of capital and otherwise evaluate market conditions related to our debt leverage ratios. As of December 31, 2013, our book value based debt leverage was approximately 54% (leverage as of December 31, 2013 calculated based on gross asset value was approximately 48%).

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund repurchases of our shares or to provide working capital.

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

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Conditions to Closing Acquisitions

We will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for the property and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any property on the delivery and verification of certain documents from the seller or other independent professionals, including but not limited to, where appropriate:

•	property surveys and site audits;

•	real estate appraisals;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments

As of December 31, 2013, we had entered into several joint venture arrangements (see Note 2 of the Notes to the Consolidated Financial Statements contained in this report). In the future we may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.

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

In 2010 we increased our ownership in Self Storage I DST, one of the DSTs acquired in a previous merger, from 3.05% to 19.75%. We subsequently acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. During 2012, we also acquired all of the interests in Madison County Self Storage DST, a DST sponsored by our Sponsor, such that we owned 100% of the interests as of December 28, 2012. During 2013, we acquired all of the interests in Southwest Colonial, DST (“Colonial DST”), a DST sponsored by our Sponsor, such that we owned 100% of the interests as of November 1, 2013. We may in the future make additional investments in the other DSTs sponsored by our Sponsor or invest in other similar programs, but will only do so if our board of directors, including a majority of our independent directors, determines that our participation is in the best interest of our stockholders. We may co-invest in a property or DST only if a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves of the transaction as being fair, competitive and commercially reasonable to us.

Construction and Development Activities

From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use taxable REIT subsidiaries or certain independent contractors to carry out these oversights and review functions. We will retain independent contractors to perform the actual construction work. As of December 31, 2013, we had one property that was under development in Canada.

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

Disposition Policies

As of December 31, 2013, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). So long as our shares are not listed on a national securities exchange, the NASAA REIT Guidelines apply to us, and we will not:

•	Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.

•	Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•	Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•	Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction would have no effect on our ability to implement a share redemption program.

•	When applicable, grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.

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

Investments in Mortgages

As of December 31, 2013, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

During 2010 we increased our ownership in Self Storage I DST, a DST sponsored by our Sponsor, from 3.05% to 19.75%. We subsequently acquired the remaining interests, such that we owned 100% of the interests as of February 2011. In 2011 and 2012, we increased our preferred equity investment in USA Hawthorne, LLC, the entity which has a direct interest in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant, by approximately $0.7 million to approximately $6.9 million. During 2012, we acquired all of the interests in Madison County Self Storage DST, a DST sponsored by our Sponsor, such that we owned 100% of the interests as of December 28, 2012. During 2013, we acquired all of the interests in Southwest Colonial, DST (“Colonial DST”), a DST sponsored by our Sponsor, such that we owned 100% of the interests as of November 1, 2013. See Note 3 of the Notes to the Consolidated Financial Statements contained in this report. We may purchase additional properties from one or more affiliates of our Advisor in the future. Our board of directors has established a nominating and corporate governance committee, which will review and approve all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our Advisor and its affiliates.

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

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. If we repurchase any of our common shares, we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

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

Geographic Information

Our Canadian real estate assets represent approximately $44.6 million or approximately 6.9% of our net carrying value of real estate assets as of December 31, 2013. For the year ended December 31, 2013, approximately $2.4 million, or approximately 2.9% of our revenues, were generated by our Canadian real estate assets. As of December 31, 2013, one of our Canadian real estate assets is in the development stage and is not yet generating revenue.

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

We were incorporated in August 2007 and commenced active business operations on May 22, 2008. As of December 31, 2013, we owned 122 properties in 17 states and Canada. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are in a similar stage of development.

To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause stockholders to lose a portion of their investment.

We have incurred losses to date and have an accumulated deficit.

We incurred net losses of approximately $7.4 million, $19.0 million and $21.4 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our accumulated deficits were approximately $69.4 million, $61.9 million and $43.0 million as of December 31, 2013, 2012 and 2011, respectively.

To date, we have paid a majority of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, sell assets, or use other capital raising strategies in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2008 and 2009, we funded 100% of our distributions using proceeds from our Initial Offering. For the years ended December 31, 2010, 2011, 2012 and 2013 we funded 6.5%, 13.3%, 33.9%, and 55.0% respectively of our distributions using cash flow from operations and 93.5%, 86.7%, 66.1%, and 45.0% using proceeds from our offerings. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We may not calculate the net asset value per share for our shares annually, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

On April 2, 2012, our board of directors approved a net asset valuation of $10.79 per share. We intend to use this net asset valuation as the estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we expect to occur within the next two years. We will disclose this net asset value to stockholders in our filings with the SEC. We may not calculate the net asset value per share for our shares annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2013, we owned 122 properties in 17 states and Canada. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including Strategic Storage Trust II, Inc., a publicly registered non-traded REIT, and Strategic Storage Growth Trust, Inc., a non-traded REIT in the registration process, both of which are sponsored by an affiliate of our Sponsor. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investments. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

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

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including Strategic Storage Trust II, Inc., a publicly registered non-traded REIT, and Strategic Storage Growth Trust, Inc., a non-traded REIT in the registration process, both of which are sponsored by an affiliate of our Sponsor, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including Strategic Storage Trust II, Inc., a publicly registered non-traded REIT, and Strategic Storage Growth Trust, Inc., a non-traded REIT in the registration process, both of which are sponsored by an affiliate of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our dealer manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including Strategic Storage Trust II, Inc. a publicly registered non-traded REIT, and Strategic Storage Growth Trust, Inc., a non-traded REIT in the registration process, both of which are sponsored by an affiliate of our Sponsor. As of December 31, 2013, our Advisor and its affiliates are actively involved in eight other real estate programs (two of which invest in or own self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the appropriate manner, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

In the past, we completed two mergers with private real estate investment trusts sponsored by our Sponsor. During 2010 we increased our ownership from 3.05% to 19.75% in Self Storage I DST, a DST sponsored by our Sponsor. We subsequently acquired the remaining interests in Self Storage I DST, such that we owned 100% of the interests as of February 2011. In 2012 we also acquired all of the interests in Madison County Self Storage DST, a DST sponsored by our Sponsor, such that we owned 100% of the interests as of December 28, 2012. During 2013, we also acquired all of the interests in Southwest Colonial, DST (“Colonial DST”), a DST sponsored by our Sponsor, such that we owned 100% of the interests as of November 1, 2013. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

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

Our Advisor will face conflicts of interest relating to the incentive distribution structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our operating partnership agreement, our Advisor and its affiliates will be entitled to distributions that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to distributions. In addition, our Advisor’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our operating partnership agreement will require us to pay a performance-based distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds, or in the event of an Extraordinary Transaction, as such term is defined in our operating partnership agreement. To avoid paying this distribution, our board of directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated Advisor.

As our board of directors engages in the process of determining which liquidity event, if any, is in the best interests of us and our stockholders, our Advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue. If there is a substantial difference in the amount of the subordinated distribution our Advisor may receive for each liquidity event, our Advisor may prefer a liquidity event with a higher subordinated distribution. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge with our Advisor in anticipation of the listing process. Such merger may result in substantial compensation to our Advisor which may create certain conflicts.

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

Our stockholders’ interests in us will be diluted if we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, our stockholders should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was approximately $5.50 as of December 31, 2013 as compared to the offering price per share of $10.79 in our most recent offering, which terminated on September 22, 2013. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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

Our Advisor and its affiliates will perform services for us in connection with the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

We are uncertain of our sources of future debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various commissions, fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt, other than our current loan facility with KeyBank National Association (“KeyBank”), or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties does not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

Our inability to increase revenue in our current development and lease-up properties could negatively affect our ability to cover distributions.

As of December 31, 2013, we owned one development and several lease-up properties. Some of those lease-up and development properties are currently negatively impacting our results of operations and will continue to do so until the occupancy stabilizes. If several of these properties do not continue to perform as expected, our results of operations and our ability to cover distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, fire, floods, hurricanes, pollution, environmental matters or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our customers are required to acquire their own insurance coverage on storage contents or assume all of the risk. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors our Advisor may consider relevant. Historically, our Sponsor has maintained coverage that includes comprehensive property and general liability coverage, including customer goods legal liability coverage, which covers damage to customer goods due to liability on our part. However, there is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we will require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

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

We anticipate that the majority of the properties we acquire will have stabilized occupancy levels (generally at or above 80%). However, certain of the real properties we acquire may have a higher level of vacancy at the time of closing either because the property is in the process of being developed and constructed, is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues potentially resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. Also, because a property’s market value depends principally upon its occupancy rate, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

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

A continuing environment of declining prices could weaken current real estate markets. We do not know when, or even if, real estate markets will return to more normal conditions. Since we cannot predict when real estate markets may recover, the value of our properties may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our property values and operations could be negatively affected to the extent that current economic conditions are prolonged or become more severe.

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

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liabilities on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

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

Risks Associated with Debt Financing

If we breach covenants under our loan facility with KeyBank, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

On October 28, 2013, we entered into a secured revolving loan with KeyBank (“KeyBank Revolver”), and as of December 31, 2013 there was approximately $71.0 million outstanding on this loan. The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio and the Knoxville portfolio, along with five other properties, and is cross-defaulted to other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Revolver imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on the KeyBank Revolver, KeyBank could accelerate our repayment date. If we do not have sufficient cash to repay this loan at that time, KeyBank could foreclose on the properties securing the loan. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us.

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

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We may also decide to further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

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

We may enter into tenant-in-common, Delaware Statutory Trust (DST), or other co-ownership arrangements with respect to a portion of the properties we acquire. In connection with the two mergers with private real estate investment trusts we completed on September 24, 2009, we acquired minority interests in several DSTs affiliated with our Sponsor. We also acquired additional interests in some of those DSTs subsequent to the mergers. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate, particularly in respect to tenant-in-common programs, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-owner owning interests in the property;

•	the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective customers and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•	the risk that a co-owner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-ownership arrangement; or

•	the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2013, we wholly-owned 122 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 77,375 units and approximately 10.2 million rentable square feet. Of the 122 properties we wholly-owned as of December 31, 2013, 12 were acquired during 2013. As of December 31, 2013, we also had minority interests in three additional self storage facilities located in two states, comprising approximately 2,670 units and approximately 232,000 rentable square feet. Our interests in these properties range from 1.49% to 12.26%. Additionally, we have a minority interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

As of December 31, 2013, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)(1)		% of Total Rentable Sq. Ft.	Physical Occupancy %(2)		Climate- Controlled %(3)	Rental Income %(4)
Alabama (5)	3	1,615	213,600		2.1%	75.9%		62.3%	1.9%
Arizona	4	1,975	243,900		2.4%	81.1%		21.0%	1.9%
California (5)	8	6,400	849,600		8.3%	89.5%		19.3%	13.3%
Florida	10	7,750	825,600		8.1%	84.9%		47.5%	9.2%
Georgia	22	12,990	1,708,900		16.9%	79.3%		52.2%	14.5%
Illinois	4	2,455	394,000	(6)	3.9%	87.5%		2.0%	3.9%
Kentucky	5	2,870	415,700		4.1%	82.8%		2.0%	3.5%
Mississippi	3	1,495	224,300		2.2%	77.8%		24.2%	1.6%
Nevada	8	4,735	639,000		6.3%	85.9%		60.1%	5.2%
New Jersey	6	4,660	445,400		4.4%	81.2%		62.2%	8.0%
New York	1	700	82,800		0.8%	83.1%		20.2%	0.9%
North Carolina	3	1,560	207,600		2.0%	85.3%		18.0%	1.5%
Ontario, Canada (7) (9)	4	3,695	411,600		4.0%	58.5	%(8)	74.0%	3.2%
Pennsylvania	4	2,210	285,700		2.8%	75.3%		10.7%	2.5%
South Carolina	13	7,235	998,800		9.8%	83.6%		24.4%	9.1%
Tennessee	4	2,695	463,100		4.5%	82.2%		33.8%	3.8%
Texas	15	9,055	1,428,300		14.0%	84.2%		18.9%	11.8%
Virginia	5	3,280	343,900		3.4%	81.6%		42.4%	4.2%

Total	122	77,375	10,181,800		100%	82.3%		35.1%	100%

(1)	Includes all rentable square feet consisting of storage spaces, parking and commercial office units.
(2)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2013.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of December 31, 2013 for each state.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2013.
(5)	Does not include properties in which we owned a minority interest, including the interests owned in the San Francisco Self Storage DST property, Montgomery County Self Storage, DST properties and the Hawthorne property.
(6)	Includes approximately 85,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(7)	As of December 31, 2013, the Pickering property was under development, thus the related occupancy statistics exclude this property.
(8)	Included in the occupancy calculation for Ontario, Canada are the Mississauga and Brampton properties, which were 64% and 24% occupied, respectively, as of December 31, 2013. The construction on the Mississauga property was fully completed in December 2012 and the construction on the Brampton property was completed in July 2013.
(9)	All of these Canadian properties are located within the greater Toronto metropolitan area.

The map below shows the geographic location of our self storage portfolio as of December 31, 2013.

The weighted average capitalization rate at acquisition for our 122 wholly-owned self storage facilities as of December 31, 2013 was approximately 7.20% (7.51% for the 96 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition). We also had three properties (the Mississauga, Brampton and Pickering properties) that were under development at acquisition). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Market Information

As of March 21, 2014, we had approximately 56.6 million shares of common stock outstanding, held by a total of approximately 16,200 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.

From June 1, 2012 through September 22, 2013, we were engaged in an offering of shares of our common stock to the public at a price of $10.79 per share. As of September 23, 2013 we continue to sell shares at a price of approximately $10.25 per share pursuant to our distribution reinvestment plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

On April 2, 2012, our board of directors determined our estimated per share value of our common stock to be $10.79. The estimated value per share was based upon the recommendation and valuation of our Advisor, based on the methodologies and assumptions described further below. With regard to the valuation of our real estate properties, we engaged Cushman & Wakefield Western, Inc. (“Cushman & Wakefield”) to provide an appraisal of our portfolio of 91 wholly-owned self storage properties as of December 31, 2011. The effective date of value was December 31, 2011 and the results of the valuation were communicated in a report dated February 1, 2012. Cushman & Wakefield conducted its valuation in conformity with the requirements of the Code of Professional Ethics & Standards of Professional Practice of the Appraisal Institute, which include the Uniform Standards of Professional Appraisal Practice. After considering all information provided, and based on our board of directors’ extensive knowledge of our assets, our board of directors unanimously agreed upon the estimated value per share of $10.79, which determination is ultimately and solely the responsibility of our board of directors.

As of December 31, 2011, our estimated value per share was calculated as follows:

Real estate properties (1)	$18.87
Land/Properties under development	0.53
Investments in unconsolidated joint ventures	0.35
Cash and restricted cash	0.52
Other assets	0.08
Mortgage debt	(9.22)
Other liabilities	(0.34)
Estimated enterprise value premium	None Assumed

Total estimated value per share	$10.79

(1)	As determined by Cushman & Wakefield

Methodology and Key Assumptions

In determining an estimated value per share, the board of directors considered information and analyses, including the appraisal report of Cushman & Wakefield and information provided by the Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what the board of directors deems to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies and assumptions used by the board of directors to value our assets and liabilities:

Real Estate Properties: As described above, we engaged Cushman & Wakefield to provide an appraisal of our portfolio of 91 wholly-owned self storage properties as of December 31, 2011. Cushman & Wakefield’s opinion of value assumes the individual properties would be sold as part of a large multi-property self storage portfolio. The appraisal was not intended to estimate or calculate our enterprise value. In preparing its appraisal, Cushman & Wakefield, among other things:

1.	Analyzed and reviewed financial statements, annualized where necessary.

2.	Researched the national trends in the self storage market.

3.	Utilized the Income Capitalization Approach, described in more detail below, to develop a portfolio market value “as-is.”

4.	Presented its findings in a Summary Appraisal Report.

5.	Implemented its internal Quality Control Oversight Program, described in more detail below.

Cushman & Wakefield has an internal Quality Control Oversight Program. This Program mandates a “second read” of all appraisals. Assignments prepared and signed solely by designated members (MAIs) are read by another MAI who is not participating in the assignment. Assignments prepared, in whole or in part, by non-designated appraisers require MAI participation, Quality Control Oversight, and signature. For this assignment, Quality Control Oversight was provided.

As described above, Cushman & Wakefield utilized the Income Capitalization Approach, which is a method of converting the anticipated economic benefits of owning property into a value through the capitalization process. The two most common methods of converting net income into value are direct capitalization and discounted cash flow. In the direct capitalization method, net operating income is divided by an overall capitalization rate to indicate an opinion of market value. In the discounted cash flow method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a chosen yield rate (internal rate of return). Cushman & Wakefield utilized the discounted cash flow method to determine the “as-is” value.

Cushman & Wakefield estimated the value of our real estate portfolio by using a 10-year discounted cash flow analysis. Cushman & Wakefield calculated the value of our real estate portfolio using cash flow estimates provided by the Advisor, terminal capitalization rates and discount rates that fall within ranges Cushman & Wakefield believes would be used by similar investors to value the properties we own. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. The resulting capitalization rates were compared to historical average capitalization rate ranges that were obtained from third-party service providers. As a test of reasonableness, Cushman & Wakefield compared the metrics of the valuation of our portfolio to current market activity of self storage portfolios. Finally, due to the impact of financing in the current market, Cushman & Wakefield performed a leveraged analysis that is typical of the viewpoint of a portfolio buyer.

From inception through December 31, 2011, we had acquired 91 wholly-owned self storage properties for approximately $522 million, exclusive of acquisition fees and expenses. As of December 31, 2011, the estimated “as-is” value of our real estate portfolio using the valuation method described above was approximately $663 million. This represents a 27% increase in the value of the portfolio. The following summarizes the key assumptions that were used by Cushman & Wakefield in the discounted cash flow models to estimate the value of our real estate portfolio:

Terminal capitalization rate	7.0%
Discount rate	10.0%
Annual market rent growth rate	3.25%
Annual expense growth rate	3.0%
Holding Period	10 years

Cushman & Wakefield utilized the above terminal capitalization rate of 7.0% and discount rate of 10.0% in calculating the “as-is” value of our real estate portfolio and did not use a range or weighted average for these rates in the calculation. While we believe that Cushman & Wakefield’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate of 25 basis points would increase our real estate value to approximately $674 million and an increase in the terminal capitalization rate of 25 basis points would decrease our real estate value to approximately $652 million. Similarly, a decrease in the discount rate of 25 basis points would increase our real estate value to approximately $677 million and an increase in the discount rate of 25 basis points would decrease our real estate value to approximately $649 million.

Land/Properties Under Development: The above “as-is” appraisal of our portfolio of 91 wholly-owned self storage properties was based on income-generating properties we owned and, accordingly, did not assign any value to the following real estate properties we owned:

•	a 3.6 acre tract of vacant land located in Ladera Ranch, California, which was acquired in connection with the Ladera Ranch property for a purchase price of approximately $3.9 million;

•	an industrial building located in Mississauga, Ontario, Canada that as of December 31, 2011 was being converted into an 800-unit, 101,000 square foot self storage facility, which was purchased in March 2011 for approximately $5.7 million and for which an additional approximately $3.8 million in construction costs were capitalized as of December 31, 2011;

•	a 6.6 acre tract of land located in Brampton, Ontario, Canada that as of December 31, 2011 was being developed into a 930-unit, 108,800 square foot self storage facility, which was purchased in September 2011 for approximately $5.1 million and for which an additional approximately $0.4 million in construction costs were capitalized as of December 31, 2011.

The estimated values of these real estate assets are equal to the purchase price of such assets plus additional invested funds through December 31, 2011. The dollar amounts for the above two Canadian facilities were converted from Canadian dollars to U.S. dollars, based on the December 31, 2011 year-end exchange rate of approximately 1.00 to 0.98.

Investments in Unconsolidated Joint Ventures: The estimated values of our investments in unconsolidated joint ventures were calculated utilizing the direct capitalization approach or book value (estimated to equate to market value). For those investments calculated using the direct capitalization method, the Advisor used forecasted 2012 net operating income for each investment and divided each such figure by a 7.0% capitalization rate for self storage investments and 6.5% for the one single tenant net lease investment.

Mortgage Debt: The estimated value of our aggregate mortgage debt was equal to the U.S. generally accepted accounting principles (“GAAP”) fair value as of December 31, 2011. The value of our aggregate mortgage debt was determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on the Advisor’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. Market interest rates applied in the Advisor’s analysis of the mortgage debt were based on data provided by Holliday Fenoglio Fowler, L.P., an independent third party.

As of December 31, 2011, the fair value and carrying value of our mortgage debt (excluding consolidated minority interest investments) were approximately $324 million and $320 million, respectively. We used discount rates ranging from 3.25% to 7.28% in determining the fair value of our mortgage debt. Assuming all factors remain unchanged, a decrease in each of the discount rates of 25 basis points would increase the fair value of our mortgage debt to approximately $326 million and an increase in each of the discount rates of 25 basis points would decrease the fair value of our mortgage debt to approximately $322 million.

Other Assets and Liabilities: The carrying values of the majority of our other assets and liabilities were considered to equal their book value.

Limitations of Estimated Value Per Share

The rules of the Financial Industry Regulatory Authority (“FINRA”) provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by our board of directors is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated value per share does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. The estimated net asset value per share was based upon 35,147,104 shares of equity interests outstanding as of December 31, 2011, which was comprised of (i) 35,020,561 outstanding shares of our common stock, plus (ii) 209,795 outstanding limited partnership units issued by our Operating Partnership, which units are exchangeable on a one-for-one basis into shares of common stock, plus (iii) 8,750 shares of unvested restricted common stock issued to our independent directors which shares vest ratably over time, and less (iv) 92,002 shares of common stock related to redemption requests reflected as a liability on the balance sheet as of December 31, 2011 and redeemed subsequent thereto.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets. We currently expect to update the estimated value per share within the next two years.

The determination of net asset value by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies. We intend to use this net asset valuation as the estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we expect to occur in the future in conformity with applicable FINRA rules. The estimated value per share does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2008 and 2009 all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds. For 2010, we paid a total of approximately $14.6 million in distributions, of which approximately $12.7 million constituted a non-taxable return of capital. For 2011, we paid a total of approximately $21.4 million in distributions, of which approximately $19.5 million constituted a non-taxable return of capital. For 2012, we paid a total of approximately $28.1 million in distributions, all of which constituted a non-taxable return of capital. For 2013, we paid a total of approximately $35.1 million in distributions, of which approximately $28.8 million constituted a non-taxable return of capital. In addition, approximately $15.8 million of distributions in 2013 were re-invested pursuant to our distribution reinvestment plan.

The following table shows the distributions we have declared and paid during the years ended December 31, 2013 and 2012:

Quarter	Total Distributions Declared and Paid (1)	Distributions Declared per Common Share
1st Quarter 2012	$6,135,014	$.175
2nd Quarter 2012	$6,576,722	$.175
3rd Quarter 2012	$7,645,017	$.175
4th Quarter 2012	$7,786,627	$.175
1st Quarter 2013	$7,981,745	$.175
2nd Quarter 2013	$8,428,422	$.175
3rd Quarter 2013	$8,966,148	$.175
4th Quarter 2013	$9,695,288	$.175

(1)	Declared distributions are paid monthly in arrears. All declared amounts were paid as of December 31, 2013, except for distributions related to shares owned during December 2013, which were paid on January 15, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2013, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	5,596,144
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	5,596,144

Use of Proceeds from Registered Securities

On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public in our Primary Offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. As of December 31, 2013, we had issued approximately 54.1 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $549 million. From this amount, we incurred approximately $14.3 million in acquisition fees to our Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $525 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Notes 2 and 8 of the Notes to the Consolidated Financial Statements included in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 25, 2008 as revised in October 2011 and March 2012, which enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program was terminated effective December 1, 2013.

During the year ended December 31, 2013, we redeemed approximately 1.5 million shares of common stock for approximately $14.4 million ($9.75 per share). During the year ended December 31, 2012, we redeemed approximately 1.3 million shares of common stock for approximately $12.6 million ($9.60 per share). During the year ended December 31, 2011, we redeemed approximately 993,300 shares of common stock for approximately $9.7 million ($9.75 per share). We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the years ended December 31, 2013, 2012, and 2011, we redeemed shares as follows:

For the Quarter Ended (1)	Total Number of Shares Requested	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
December 31, 2013 (1)	377,092	377,092	$9.82	377,092
September 30, 2013	445,473	382,014	$9.71	382,014
June 30, 2013	515,088	372,168	$9.77	372,168
March 31, 2013	443,940	342,081	$9.69	342,081
December 31, 2012	503,696	355,659	$9.61	355,659
September 30, 2012	363,651	295,897	$9.62	295,897
June 30, 2012	694,908	566,969	$9.57	566,969
March 31, 2012	372,759	92,002	$9.65	92,002
December 31, 2011	238,832	238,832	$9.82	238,832
September 30, 2011	315,450	315,450	$9.78	315,450
June 30, 2011	439,019	439,019	$9.68	439,019
March 31, 2011	196,694	—	—	—

(1)	Historically, we have redeemed shares on a quarterly basis; such redemptions were redeemed on the last business day of the month following the end of each quarter. On November 1, 2013 we announced the termination of our share redemption program, such that any final requests for redemption were required to be received by December 1, 2013. Any qualifying redemption requests received by December 1, 2013 were fulfilled on December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Operating Data
Total revenues	$83,134,941	$66,610,504	$49,396,078	$26,161,182	$7,875,143
Loss from continuing operations	(7,445,198)	(19,015,142)	(21,834,237)	(13,247,015)	(7,404,519)
Net loss attributable to Strategic Storage Trust, Inc.	(7,447,056)	(18,973,712)	(21,357,429)	(12,790,815)	(7,302,896)
Loss from continuing operations per common share-basic and diluted	(0.15)	(0.46)	(0.68)	(0.59)	(1.00)
Dividends declared per common share	0.70	0.70	0.70	0.70	0.70
Balance Sheet Data
Real estate facilities	$694,138,787	$604,727,895	$510,395,576	$274,568,200	$155,058,360
Total assets	723,279,503	631,235,662	550,434,267	307,361,213	203,701,303
Total debt	391,285,760	353,440,758	330,043,207	119,811,948	78,256,583
Total liabilities	406,300,597	371,174,593	342,035,731	126,805,993	82,997,383
Stockholders’ equity	316,978,906	256,100,405	205,590,699	176,224,923	119,068,866
Other Data
Net cash provided by (used in) operating activities	$19,306,141	$9,550,340	$2,838,807	$944,256	$(2,595,891)
Net cash used in investing activities	(76,314,511)	(95,632,616)	(206,361,756)	(124,477,551)	(44,300,463)
Net cash provided by financing activities	82,686,294	86,814,473	210,297,834	106,192,928	68,060,180

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 17, 2008, we began our Initial Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our Offering. Our Offering terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2013, we had issued approximately 0.4 million shares of common stock for approximately 4.4 million in our DRP Offering. As of December 31, 2013, we had issued approximately 54.1 million shares of common stock for approximately $549 million in our Initial Offering, Offering and our DRP Offering and also issued 6.2 million shares of common stock in a private offering in connection with the 2009 private REIT mergers discussed herein.

As of December 31, 2013, we wholly-owned 122 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 77,375 units and approximately 10.2 million rentable square feet. As of December 31, 2013, we also had minority interests in three additional self storage facilities. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Critical Accounting Policies

We have established accounting policies which conform to GAAP. Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

As of December 31, 2013, 2012 and 2011, we wholly-owned 122, 110 and 91 self storage facilities, respectively. The comparability of our results of operations is significantly affected by our acquisition activity in 2013, 2012 and 2011 as listed below.

•	In 2013, we acquired 12 self storage facilities for consideration of approximately $82 million. Of the 122 properties we owned as of December 31, 2013, we owned them for an average of approximately eleven months during 2013.

•	In 2012, we acquired 19 self storage facilities for consideration of approximately $93 million. Of the 110 properties we owned as of December 31, 2012, we owned them for an average of approximately ten months during 2012.

•	In 2011, we acquired 46 self storage facilities for consideration of approximately $245 million. Of the 91 properties we owned as of December 31, 2011, we owned them for an average of approximately nine months during 2011.

Due to the items noted above, we believe there is little basis for comparison between the years ended December 31, 2013, 2012 and 2011.

Homeland Portfolio

On December 27, 2011, we acquired the Homeland Portfolio (consisting of 12 self storage lease-up facilities with an initial occupancy of 46%) for $80 million. The Homeland Portfolio results have substantially improved for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Occupancy increased from 69% as of December 31, 2012 to 81% at December 31, 2013 and revenue increased by approximately $1.6 million or 30% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Additionally, during the year ended December 31, 2013 compared to the year ended December 31, 2012, operating income increased by approximately $1.5 million or 73%. During the year ended December 31, 2013 compared to the year ended December 31, 2012, interest expense decreased by approximately $0.7 million and deferred financing amortization expense decreased by approximately $1.0 million, due to the payoff of our bridge loan with KeyBank (the “KeyBank Bridge Loan”) in August 2012, which partially funded the Homeland Portfolio acquisition. We believe that the Homeland Portfolio will continue to provide additional operating income and cash flows during 2014 and future periods. Below is a chart illustrating the increase in the Homeland Portfolio occupancy since our acquisition:

Comparison of the Years Ended December 31, 2013 and 2012

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2013 was approximately $80.5 million, as compared to rental revenue for the year ended December 31, 2012 of approximately $64.5 million, an increase of approximately $16.1 million or 25%. The increase in rental revenue arose primarily from the 30 operating properties acquired in 2012 and 2013 (approximately $10.5 million) and an increase in same-store rental revenue (approximately $5.6 million or 9.1%; excluding the Homeland Portfolio such same-store increases would have been approximately $4.1 million or 7.3%). We expect rental revenue to increase in future periods as we have a full year of results from our 2013 acquisitions and commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2013 was approximately $2.6 million, as compared to ancillary operating revenue for the year ended December 31, 2012 of approximately $2.1 million, an increase of $0.5 million or 22%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we have a full year of results from our 2013 acquisitions and commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2013 were approximately $28.4 million (approximately 34.1% of total revenues) as compared to property operating expenses for the year ended December 31, 2012 of approximately $25.9 million (approximately 38.9% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $3.5 million, arose from the 30 operating properties we acquired in 2012 and 2013, partially off-set by a decrease in same-store property operating expenses of approximately $1.0 million. Our property operating expenses as a percentage of revenue decreased by approximately 4.8% compared to the year ended December 31, 2012, primarily due to increased revenues and to a lesser extent reductions in payroll and advertising expenses. Our same-store property operating expenses as a percentage of revenue decreased by approximately 4.6% compared to the year ended December 31, 2012, primarily due to increased revenues and to a lesser extent reductions in payroll and advertising expenses. We expect property operating expenses to increase in future periods as a result of a full year of operations from our 2013 acquisitions and commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2013 were approximately $9.9 million (approximately 12.0% of total revenues) as compared to property operating expenses – affiliates for the year ended December 31, 2012 of approximately $8.3 million (approximately 12.4% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The primary increases in property operating expenses – affiliates arose from the increase in the number of self storage facilities we owned (approximately $1.0 million) and from an increase in same-store properties (approximately $0.6 million), primarily due to increased revenues and to a lesser extent increased property management fees on REIT II properties. A condition of the REIT II merger was that such properties were not required to pay property management fees until those properties achieved FFO of $0.70 per share, which threshold was met in the first quarter of 2013. Additionally, during the first three quarters of 2013 and the year ended December 31, 2012 our Advisor permanently waived certain asset management fees due pursuant to the advisory agreement. Such amounts totaled approximately $0.5 million and approximately $0.2 million, respectively. Such asset management fees were not waived during the fourth quarter of 2013 and approximately $0.2 million of such fees were therefore recorded, thus causing a commensurate increase in property operating expenses—affiliates. Property operating expenses – affiliates as a percentage of revenues decreased by approximately 0.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increased revenues as discussed above, as well as having a full year of operations from the entire Stockade Portfolio, where the asset management fees were permanently waived during the first three quarters of 2013. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2013 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses were approximately $3.1 million for the year ended December 31, 2013 as compared to general and administrative expenses for the year ended December 31, 2012 of $2.4 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs (for the fourth quarter of 2013) and board of directors related costs. The increase in general and administrative expenses is primarily due to an increase in transfer agent costs, as our investor base increased, costs incurred associated with our annual report and proxy materials, website related costs, and an increase in professional services and brand promotion related costs. During the first three quarters of 2013 and the year ended December 31, 2012 our Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the advisory agreement. Such amounts totaled approximately $1.0 million and $1.0 million, respectively. Such reimbursable costs were not waived during the fourth quarter of 2013 and approximately $0.3 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2013 were approximately $25.5 million, compared to approximately $25.8 million for year ended December 31, 2012. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized during the year ended December 31, 2013. We expect depreciation and amortization expenses to increase in future periods as we have a full year of results from our 2013 acquisitions and commensurate with our future acquisition activity.

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2013 were approximately $2.9 million, as compared to approximately $3.6 million for the year ended December 31, 2012. The decrease in property acquisition expenses primarily arose from acquiring fewer properties in 2013 as compared to 2012. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the year ended December 31, 2013 was approximately $18.8 million, as compared to interest expense of approximately $17.8 million for the year ended December 31, 2012. Of the increase in interest expense, approximately $1.8 million is related to new debt incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.7 million related to the KeyBank Bridge Loan, which was repaid in full in August 2012 and an additional minor net decrease as a result of decreased interest expense on the KeyBank Revolver, offset by increased expense related to the completion of the development of two of our Canadian properties. We expect interest expense to increase in future periods to the extent we acquire additional properties through the issuance or assumption of debt.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the year ended December 31, 2013 was approximately $2.0 million, as compared to approximately $3.5 million for the year ended December 31, 2012. The decrease of approximately $1.5 million primarily relates to the elimination of amortization of deferred financing fees of approximately $1.0 million on the KeyBank Bridge Loan, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees primarily related to the Second Restated KeyBank Loan of approximately $1.1 million, net of an increase of approximately $0.6 million related to the transition from the Second Restated KeyBank Loan to the KeyBank Revolver that were required to be expensed under GAAP.

Other Expense

Other expense for the year ended December 31, 2013 was approximately $0.9 million, as compared to approximately $0.1 million for the year ended December 31, 2012. The increase of approximately $0.8 million primarily relates to increased foreign currency exchange losses and to a lesser extent increased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2012, excluding our two Canadian properties that were under development during the periods) for the years ended December 31, 2013 and 2012. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue (1)	$69,733,162	$63,943,708	9.1%	$13,401,779	$2,666,796	N/M	$83,134,941	$66,610,504	24.8%
Property operating expenses (2)	27,467,872	27,890,910	(1.5%)	5,771,559	1,719,795	N/M	33,239,431	29,610,705	12.3%

Operating income	$42,265,290	$36,052,798	17.2%	$7,630,220	$947,001	N/M	$49,895,510	$36,999,799	34.9%

Number of facilities (3)	90	90		33	21		123	111
Rentable square feet	7,722,100	7,722,100		2,537,600	1,549,400		10,259,700	9,271,500
Average physical occupancy (4)	83%	78%		N/M	N/M		82%	76%
Annualized rent per occupied square foot (5)	$9.94	$9.80		N/M	N/M		$9.84	$9.74

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.
(3)	For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

Our increase in same-store revenue of approximately $5.8 million was primarily the result of increased average physical occupancy of approximately 500 basis points combined with increased rent per occupied square foot for the year ended December 31, 2013 over the year ended December 31, 2012. The Homeland Portfolio increased average occupancy by approximately 19% and contributed approximately $1.6 million to the increase in same-store revenue, which was a 30% increase in revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Our same-store property operating expenses decreased by approximately $0.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to reductions primarily in payroll and advertising expense.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 7.2% and 13.9%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 83% and 80%, for the years ended December 31, 2013 and 2012 respectively. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $10.19 and $9.99, for the years ended December 31, 2013 and 2012, respectively.

Comparison of the Years Ended December 31, 2012 and 2011

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2012 was approximately $64.5 million, as compared to rental revenue for the year ended December 31, 2011 of approximately $48.1 million, an increase of approximately $16.4 million. The increase in rental revenue arose primarily from a full year of rental revenue from the 46 properties acquired in 2011 (approximately $12.1 million), the acquisition of 19 properties during 2012 (approximately $2.4 million) and an increase in same-store rental revenue (approximately $1.9 million). We expect rental revenue to increase in future periods as we derive rental revenue for the entire year for properties acquired during 2012 and as we acquire additional operating facilities.

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

Property Operating Expenses

Property operating expenses for the year ended December 31, 2012 were approximately $25.9 million (approximately 38.9% of total revenues) as compared to property operating expenses for the year ended December 31, 2011 of approximately $19.4 million (approximately 39.3% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses arose from the increase in the number of self storage facilities we owned, partially off-set by a decrease in same-store property operating expenses of approximately $0.4 million. As a percentage of total revenues, our property operating expenses decreased by approximately 0.4% over 2011, primarily due to increased same-store revenues and cost reduction initiatives. Our same-store property operating expenses as a percentage of revenues decreased by 3.2% for the year ended December 31, 2012 (approximately 36.5% of total revenues) compared to the same period in 2011 (approximately 39.7% of total revenues) due to increased same-store revenues and cost reduction initiatives. We expect property operating expenses to increase in future periods as we incur such expenses for the entire year for properties acquired during 2012 and as we acquire additional self storage facilities.

Property Operating Expenses—Affiliates

Property operating expenses—affiliates for the year ended December 31, 2012 were approximately $8.3 million (approximately 12.4% of total revenues) as compared to property operating expenses—affiliates for the year ended December 31, 2011 of approximately $5.7 million (approximately 11.5% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates primarily arose from the increase in the number of self storage facilities we owned. During the year ended

December 31, 2012 our Advisor permanently waived certain asset management fees totaling approximately $0.2 million. Property operating expenses—affiliates as a percentage of revenues increased by approximately 0.9% for the year ended December 31, 2012 compared to 2011, as the year ended December 31, 2012 included the Homeland Portfolio lease-up properties and the Mississauga lease-up property. Such lease-up properties’ operating expenses are significantly higher as a percentage of revenues than our stabilized properties. We expect that as these properties achieve stabilization their property operating expenses—affiliates as a percentage of revenues will decrease. Our same-store property operating expenses—affiliates as a percentage of revenues decreased by 0.4% for the year ended December 31, 2012 (approximately 10.9% of total revenues) compared to the same period in 2011 (approximately 11.3% of total revenues) primarily due to increased same-store revenues. We expect property operating expenses—affiliates to increase in future periods as we incur such expenses for the entire year for properties acquired during 2012 and as we acquire additional self storage facilities.

General and Administrative Expenses

General and administrative expenses were approximately $2.4 million for each of the years ended December 31, 2012 and 2011. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. During the year ended December 31, 2012 and the nine-month period ended December 31, 2011, our Advisor permanently waived certain reimbursable amounts that were due pursuant to the advisory agreement. Such amounts totaled approximately $960,000 and $740,000, respectively. Such reimbursements, totaling approximately $250,000, were not waived in the first quarter of 2011. The reduction in general and administrative expenses in 2012, due to the waiver of such reimbursements for an additional quarter, was primarily off-set by an increase in transfer agent costs, as our investor base increased. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

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

Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2012 were approximately $3.6 million, as compared to approximately $7.7 million for the year ended December 31, 2011. The decrease in property acquisition expenses arose primarily from acquiring fewer properties in 2012 compared to 2011. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

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

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2011). We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Revenue (1)	$38,828,725	$36,614,516	6.0%	$27,781,779	$12,781,562	117%	$66,610,504	$49,396,078	34.8%
Property operating expenses (2)	16,189,611	16,306,189	(0.7%)	13,421,094	5,779,488	132%	29,610,705	22,085,677	34.1%

Operating income	$22,639,114	$20,308,327	11.5%	$14,360,685	$7,002,074	105%	$36,999,799	$27,310,401	35.5%

Number of facilities (3)	46	46		65	46		111	92
Rentable square feet	4,265,000	4,265,000		5,006,800	3,667,700		9,271,800	7,932,700
Average physical occupancy (4)	80%	76%		N/M	N/M		77%	77%
Annualized rent per occupied square foot (5)	$10.42	$10.46		N/M	N/M		$9.74	$10.01

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses.
(3)	For purposes of this comparison, we have included our consolidated joint venture, SF Property, in same-store facilities.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Our board is in the process of determining whether it is appropriate for us to achieve a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction). We expect to achieve a liquidity event within three years, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our Offering has been completed and our portfolio is in place. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance now that our Offering has been completed and we expect our acquisition activity over the near term to be less vigorous, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that

MFFO should only be used to assess the sustainability of our operating performance now that our Offering has been completed and we expect our acquisition activity over the near term to be less vigorous, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, gains or losses from debt defeasance, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses were intended to be funded from the proceeds of our Offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net loss attributable to Strategic Storage Trust, Inc.	$(7,447,056)	$(18,973,712)	$(21,357,429)
Add:
Depreciation	16,769,172	13,882,475	9,303,615
Amortization of intangible assets	8,237,601	11,547,843	13,935,903
Deduct:
Gain on sale of investment in unconsolidated joint venture	—	(815,000)	—
Adjustment for noncontrolling interests (2)	(361,116)	(335,036)	(750,351)

FFO	17,198,601	5,306,570	1,131,738
Other Adjustments:
Acquisition expenses (3)	2,866,698	3,647,635	7,743,034
Amortization of fair value adjustments of secured debt (4)	147,472	190,724	364,438
Realized and unrealized (gains) losses on foreign exchange holdings (5)	458,662	(60,281)	16,833
Debt defeasance costs (6)	—	—	49,750
Adjustment for noncontrolling interests (2)	(68,447)	(78,091)	(112,654)

Modified FFO (1)	$20,602,986	$9,006,557	$9,193,139

As discussed in Results of Operations, our net loss and MFFO for the years ended December 31, 2013 and 2012, have been significantly impacted by our acquisition of the Homeland Portfolio and additional debt we incurred to purchase such properties. The information below should be read in conjunction with the discussion regarding the Homeland Portfolio acquisition in Results of Operations.

(1)	Changes in MFFO between the years ended December 31, 2013 and 2012 include the following:

•	Total revenues less all property operating expenses were approximately $44.8 million for the year ended December 31, 2013 compared to approximately $32.5 million for the year ended December 31, 2012, thereby increasing MFFO by approximately $12.3 million. Such increase was primarily due to the acquisition of 30 properties during 2012 and 2013, along with an increase in same-store operating income of approximately $6.2 million or approximately 17.2%.

•	A decrease in MFFO of approximately $1.0 million due to an increase in interest expense, approximately $1.8 million of which is related to new debt that was incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.7 million related to the KeyBank Bridge Loan, which was repaid in full in August 2012 and additional minor net decrease as a result of decreased interest expense on the KeyBank Revolver, offset by increased interest expense related to the completion of the development of two of our Canadian properties.

•	A increase in MFFO of approximately $1.5 million due to decreased amortization of deferred financing costs, approximately $1.0 million of which relates to the KeyBank Bridge Loan which was repaid in full in August 2012), and a reduction in the amortization of deferred financing fees on the Second Restated KeyBank Loan of approximately $1.1 million, net of an increase of approximately $0.6 million related to the transition from the Second Restated KeyBank Loan to the KeyBank Revolver that were required to be expensed under GAAP.

•	A decrease in MFFO of approximately $0.7 million due to increased general and administrative expenses, primarily related to an increase in transfer agent costs, as our investor base increased, costs incurred associated with our annual report and proxy materials, website related costs, an increase in professional services and brand promotion related costs and increased costs related to certain amounts due pursuant to our advisory agreement that were not permanently waived by our Advisor in the fourth quarter of 2013.

Changes in MFFO between the years ended December 31, 2012 and 2011 include the following:

•	Total revenues less all property operating expenses were approximately $32.5 million for the year ended December 31, 2012 compared to approximately $24.3 million for the year ended December 31, 2011, thereby increasing MFFO by approximately $8.2 million. Such increase was primarily due to the acquisition of 65 properties during 2011 and 2012, along with an increase in same store operating income of approximately $2.3 million or approximately 11.5%.

•	A decrease in MFFO of approximately $6.0 million due to increased interest expense, primarily related to additional interest incurred on the Second Restated KeyBank Loan (approximately $3.8 million), the KeyBank Bridge Loan (approximately $0.8 million) and other new debt incurred. The KeyBank Bridge Loan was repaid in full on August 7, 2012.

•	A decrease in MFFO of approximately $2.1 million due to increased amortization of deferred financing costs, which increased for principally the same reasons as interest expense. Of the increase, approximately $0.9 million related to the KeyBank Bridge Loan, which was repaid in full on August 7, 2012.
(2)	Relates to the noncontrolling interest in our consolidated joint venture and the noncontrolling interests in our Operating Partnership. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $225,000, $225,000 and $621,000, respectively, for the years ended December 31, 2013, 2012 and 2011.
(3)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(4)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes or seller notes issued, as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.
(5)	These amounts primarily relate to transactions with our non-U.S. functional currency entities. The amounts are the result of fluctuations between the U.S. dollar and the Canadian dollar. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing hedge and foreign exchange risk and do not rely on another party to manage such risk.
(6)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $2.0 million, $3.5 million and $1.3 million was recognized as interest expense for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended
	December 31, 2013	December 31, 2012	Change
Net cash flow provided by (used in):
Operating activities	$19,306,141	$9,550,340	$9,755,801
Investing activities	(76,314,511)	(95,632,616)	19,318,105
Financing activities	82,686,294	86,814,473	(4,128,179)

Cash flows provided by operating activities for the years ended December 31, 2013 and 2012 were approximately $19.3 million and $9.6 million, respectively, an increase in cash provided year to year of approximately $9.7 million. The increase in cash provided compared to the prior period primarily relates to an improvement in the net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the years ended December 31, 2013 and 2012 were approximately $76.3 million and $95.6 million, respectively, a decrease in the use of cash of approximately $19.3 million. The decrease compared to the prior period primarily relates to the decreased amount spent on acquisitions.

Cash flows provided by financing activities for the years ended December 31, 2013 and 2012 were approximately $82.7 million and $86.8 million, respectively, a decrease in the cash provided of approximately $4.1 million. The decrease in cash provided by financing activities over the prior period primarily relates to a decrease in proceeds from the Offering, increased distributions and redemptions, offset by a decrease in repayments of debt.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

As set forth earlier, our Offering expired on September 22, 2013, and we believe the combination of proceeds from our Offering and potential borrowing capacity under our KeyBank Revolver should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2013		Year Ended December 31, 2012
Distributions paid in cash	$19,276,713		$15,831,397
Distributions reinvested	15,794,890		12,311,983

Total distributions	$35,071,603		$28,143,380

Source of distributions
Cash flows provided by operations	$19,306,141	55.0%	$9,550,340	33.9%
Offering proceeds from distribution reinvestment plan	15,765,462	45.0%	12,311,983	43.8%
Offering proceeds from Primary Offering	—	—	6,281,057	22.3%

Total sources	$35,071,603	100.0%	$28,143,380	100.0%

Cash flows provided by operations for the years ended December 31, 2013 and 2012, include approximately $2.9 million and $3.6 million, respectively, of acquisition related expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock through our DRP Offering.

From our inception through December 31, 2013, we paid cumulative distributions of approximately $107.1 million, as compared to cumulative FFO of approximately $18.7 million. For the year ended December 31, 2013, we incurred distributions of approximately $35.7 million, as compared to FFO of approximately $17.2 million. For the year ended December 31, 2012, we incurred distributions of approximately $28.8 million, as compared to FFO of approximately $5.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2013, we had approximately $390.4 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.9 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of December 31, 2013 was approximately 5.4%. As of December 31, 2013, approximately $90.4 million of our total consolidated indebtedness was variable rate debt.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity investments, for the payment of operating expenses, capital improvements on our properties, equity distributions and for debt service on our outstanding indebtedness. As set forth above, our Offering closed on September 22, 2013. Our board of directors is currently contemplating a number of strategies for the next steps in our life cycle. Absent the implementation of those strategies, we generally expect our cash requirements will be met from cash flows from operations, draws under existing credit agreements and the issuance of additional debt or equity.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage interest (1)	$101,198,161	$18,090,061	$31,525,624	$19,595,258	$31,987,218
Mortgage principal (1)	390,371,923	26,089,586	145,410,986	63,118,454	155,752,897
Operating leases	3,103,956	133,403	277,830	277,830	2,414,893

Total contractual obligations	$494,674,040	$44,313,050	$177,214,440	$82,991,542	$190,155,008

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk and to a lesser extent, foreign currency risk.

As of December 31, 2013, our debt consisted of approximately $300.0 million in fixed rate debt and approximately $90.4 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.9 million). As of December 31, 2012, our debt consisted of approximately $288.5 million in fixed rate debt and approximately $65.5 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding the portion of our variable rate debt that was effectively fixed through an interest rate swap through December 24, 2014) would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of December 31, 2013:

	Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$13,180,906	$30,827,135	$37,100,972	$44,044,243	$19,074,211	$155,752,897	$299,980,364	$311,362,132
Average interest rate	5.44%	5.47%	5.44%	5.32%	5.17%	5.11%	—	—
Variable rate debt(1)	$12,908,680	$—	$77,482,879	$—	$—	$—	$90,391,559	$90,391,559
Average interest rate	2.39%	2.08%	1.97%	—	—	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate in effect as of December 31, 2013. Debt denominated in foreign currency has been converted at the conversion rate in effect as of December 31, 2013.

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

We had one derivative instrument as of December 31, 2013. Such instrument was a variable to fixed derivative with a notional amount of $45,000,000, which is effective through December 24, 2014. Our average receive rate is one month LIBOR and the average pay rate was 0.9075%.

We consider our direct exposure to foreign exchange rate fluctuations to generally be minimal. Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”), for which we do not maintain an active hedging program. However, we generate all of our revenues and expend essentially all of our operating expenses and third party debt service costs in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2014 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	47	Chairman of the Board of Directors, Chief Executive Officer and President	8/2007—present
Paula Mathews	62	Executive Vice President and Assistant Secretary	8/2007—present
Michael S. McClure	51	Executive Vice President, Chief Financial Officer and Treasurer	1/2008—present
Wayne Johnson	56	Senior Vice President — Acquisitions	8/2007—present
Ken Morrison	47	Senior Vice President — Property Management	6/2013—present
James L. Berg	61	Secretary	6/2011—present
Harold “Skip” Perry	67	Independent Director	2/2008—present
Timothy S. Morris	53	Independent Director	2/2008—present

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and our Chief Executive Officer and President, positions he also holds with Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Schwartz has been an officer and director since our initial formation in August 2007. Mr. Schwartz is also President of our Advisor. Mr. Schwartz owns 100% of Strategic Capital Markets Group, LLC, which owns a 15% non-voting equity interest in Select Capital Corporation, our dealer manager. He was appointed President of our Sponsor in July 2004 and is primarily responsible for the commercial office, retail and self storage programs. He has also served as President of Strategic Storage Advisor, LLC since August 2007, and prior to that held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 22 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (now Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Paula Mathews. Ms. Mathews is our Assistant Secretary and an Executive Vice President. Ms. Mathews has been an Executive Vice President since our initial formation in August 2007 and previously served as our Secretary from our initial formation until June 2011. Ms. Mathews is also Secretary and an Executive Vice President of Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc., and Executive Vice President of our Advisor. Ms. Mathews is also a member of the board of directors of Strategic Storage Growth Trust, Inc. Ms. Mathews joined our Sponsor in 2005 as Vice President — Commercial Operations. She is responsible for pre-acquisition due diligence and post-acquisition management and leasing of all commercial assets. Prior to joining our Sponsor, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Michael S. McClure. Mr. McClure is our Chief Financial Officer and Treasurer and an Executive Vice President, positions he also holds with Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. McClure has been our Chief Financial Officer and Treasurer since January 2008 and an Executive Vice President since June 2011. Mr. McClure is also a member of the board of directors of Strategic Storage Growth Trust, Inc. Mr. McClure is also the Chief Financial Officer of our Advisor. He joined our Advisor in January 2008. Mr. McClure is responsible for overseeing our budgeting, forecasting and financial management policies, along with directing all SEC and regulatory reporting. Prior to joining our Advisor, from 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources and office administration functions. From 2002 to 2004, Mr. McClure was a Director in the Audit Business Advisory Services practice for PricewaterhouseCoopers. From 1985 to 2002, Mr. McClure was with Arthur Andersen LLP, holding various positions including Partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Wayne Johnson. Mr. Johnson is our Senior Vice President — Acquisitions, a position he also holds with Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Johnson has been our Senior Vice President — Acquisitions since our initial formation in August 2007. Mr. Johnson is also Senior Vice President — Acquisitions for our Advisor. He joined our Sponsor in June 2006 to focus on self storage acquisitions. Prior to joining our Sponsor, from 2002 to June 2006, Mr. Johnson developed and managed LaPlaza Self Storage in McAllen, Texas and three American Home Self Storage facilities in Dallas, Texas and Carrollton, Texas. He has been involved in all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. Mr. Johnson previously developed, managed and operated 14 self storage facilities and other commercial properties over the past 23 years. His experience includes the development and management of various facilities representing in excess of one million square feet. Mr. Johnson previously served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage development, ownership and management in Texas which has approximately 3,100 members consisting of storage owners, developers, operators and vendors throughout Texas. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

Ken Morrison. Mr. Morrison is our Senior Vice President — Property Management, a position he has held since June 2013. He has also been the President of our property manager since December 2011. Mr. Morrison has also served as the President of Strategic Storage Property Management II, LLC since March 2013, Senior Vice President – Property Management of Strategic Storage Trust II, Inc. since January 2013 and Senior Vice President – Property Management of Strategic Storage Growth Trust, Inc. since January 2014. Mr. Morrison’s primary responsibility is to oversee management of our self storage properties, which includes managing the day-to-day activities at our self storage facilities, maintaining and upgrading the properties in our self storage portfolio, and overseeing the Internet and Self Storage Marketing departments of our sponsor. Prior to joining Strategic Storage Property Management, LLC, Mr. Morrison held several executive management positions with Public Storage from 1998 until November 2011, where he was responsible for the oversight of 300 self storage facilities in 11 states and supervised a staff of 37 district managers. Prior to joining Public Storage, Mr. Morrison spent eight years in management with Safeway. Mr. Morrison has completed coursework at both West Valley College in Saratoga, California and the Center for Creative Leadership in San Diego, California.

James L. Berg. Mr. Berg has been our Secretary since June 2011. He also serves as Assistant Secretary of Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Berg became General Counsel of Strategic Storage Holdings, LLC, the sole member of our Advisor and our Property Manager, in April 2011. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. From March 2004 until November 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several laws firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

Harold “Skip” Perry. Mr. Perry has been one of our independent directors since February 2008 and is the Chairman of our Audit Committee of our board of directors and a member of the Nominating and Corporate Governance Committee and the Compensation Committee of our board of directors. He also serves as independent director of Strategic Storage Trust

II, Inc. Mr. Perry has over 35 years of financial accounting, management and consulting experience for domestic and international organizations in the real estate industry. He is currently the Executive Managing Director of Real Globe Advisors, LLC, a commercial real estate advisory firm which he founded. Mr. Perry also held the same position with Real Globe Advisors, LLC from July 2007 to June 2009 as well. From June 2009 to March 2011, he was the Managing Director of Alvarez & Marsal Real Estate Advisory Services. From 1995 to June 2007, Mr. Perry was a national partner in Ernst & Young LLP’s Transactional Real Estate Advisory Services Group and held a number of leadership positions within Ernst & Young. While at Ernst & Young, he handled complex acquisition and disposition due diligence matters for private equity funds and corporate clients, complex real estate portfolio optimization studies, and monetization strategies within the capital markets arena, including valuation of self storage facilities. Prior to 1995, Mr. Perry headed the Real Estate Consulting Practice of the Chicago office of Kenneth Leventhal & Co. Prior to his time with Kenneth Leventhal & Co., Mr. Perry was a senior principal with Pannell Kerr Forester, a national accounting and consulting firm specializing in the hospitality industry. Mr. Perry is a CPA and holds an MAI designation with the Appraisal Institute and a CRE designation with the Counselors of Real Estate. He graduated with a Bachelor of Arts in Russian and Economics from the University of Illinois, and has a Masters of Business Administration with a concentration in finance from Loyola University in Illinois.

Timothy S. Morris. Mr. Morris has been one of our independent directors since February 2008 and is the Chairman of the Nominating and Corporate Governance Committee of our board of directors and a member of our Audit Committee and the Compensation Committee of our board of directors. Mr. Morris has more than 30 years of financial and management experience with several international organizations. In March 2014, Mr. Morris assumed a part-time executive position as Finance Director of Tomorrow’s Company, a London-based global think tank focusing on business leadership. In May 2008, Mr. Morris founded AMDG Worldwide Ltd., a consultancy business for the philanthropic sector. From June 2007 to April 2008, Mr. Morris was the Chief Financial Officer for Geneva Global, Inc., a philanthropic advisor and broker which invests funds into developing countries. Prior to joining Geneva Global, Inc., from 2002 to June 2007, Mr. Morris was the Director of Corporate Services for Care International UK Ltd. where he was responsible for the finance, internal audit, risk management, human resources, legal insurance and information technology functions during the financial turnaround period of that organization. From 2000 to 2002, Mr. Morris was the Controller for Royal Society Mencap, a learning disability charity. From 1996 to 1999, Mr. Morris was the head of global management reporting for Adidas Group AG in Germany and was later the International Controller for Taylor Made Golf Company, Inc., a subsidiary of Adidas Group AG. Prior to 1996, Mr. Morris held various management and senior finance roles within organizations such as the International Leisure Group, Halliburton/KBR and the Bank for International Settlements in Basel, Switzerland. Mr. Morris has his Bachelor of Science in Economics from Bristol University in the United Kingdom, his MBA from the Cranfield School of Management in the United Kingdom, and he is a Chartered Management Accountant (ACMA).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5). These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons for 2013.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on May 20, 2008 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our Advisor and its affiliates who perform material functions for us. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.strategicstoragetrust.com.

Audit Committee Financial Expert

Our Audit Committee is comprised of our two independent directors, Harold “Skip” Perry and Timothy S. Morris, with Mr. Perry serving as Chairman of the Audit Committee. Our board of directors has determined that Mr. Perry satisfies the requirements for an “audit committee financial expert” and has designated Mr. Perry as the Audit Committee financial expert in accordance with applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

We do not directly compensate our executive officers, including H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, our Compensation Committee will review all forms of compensation and approve all equity-based awards.

Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our advisory agreement. For the year ended December 31, 2013, these reimbursements to our Advisor include reimbursements of a portion of the salaries of our executive officers for time they spent on matters connected to our public offerings totaling approximately $130,000. Of this amount, $122,000 was attributed to H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, $4,000 was attributed to Michael S. McClure, our Chief Financial Officer, $2,000 was attributed to Paula Mathews, our Executive Vice President and Assistant Secretary, $2,000 was attributed to Ken Morrison, our, Senior Vice President — Property Management and $0 was attributed to Wayne Johnson, our Senior Vice President — Acquisitions.

Director Compensation

Summary

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation (1)	Total
H. Michael Schwartz	$—	$—	$—	$—	$—	$—	$—
Harold “Skip” Perry	$58,500	$13,488	$—	$—	$—	$7,174	$79,162
Timothy S. Morris	$58,500	$13,488	$—	$—	$—	$7,136	$79,124

(1)	All other compensation includes the value of shares received by each independent director pursuant to the Company’s distribution reinvestment plan.

Our Compensation Committee assists our board of directors in fulfilling its responsibilities with respect to employee, officer and director compensation. Because we do not have any employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to setting director compensation and administering our Employee and Director Long-Term Incentive Plan (the “Plan”). Our non-director officers have no role in determining or recommending director compensation. Directors who are also our officers do not receive any special or additional remuneration for services on our board of directors or any of its committees. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.

Cash Compensation to Directors

We paid each of our independent directors a retainer of $30,000 for the year ended December 31, 2013 plus $1,500 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of a committee at each committee meeting in which the independent director is a chairperson) and $1,500 for each regularly scheduled meeting the independent director attended by telephone ($500 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $3,000 per day.

All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards to Independent Directors

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director on January 27, 2009, which vest ratably over a period of four years from the date such independent director was appointed to our board of directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Both independent directors have received a total of 8,750 shares of restricted stock, 5,625 of which have vested to each independent director as of December 31, 2013. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

The Plan was approved and adopted prior to the commencement of our initial public offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2013, there were 5,596,144 shares remaining for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, the Compensation Committee may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

In the event that the Compensation Committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are our two independent directors, Harold “Skip” Perry and Timothy S. Morris, with Mr. Morris serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer, director or employee of any of our affiliates during 2013 or formerly served in such capacity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis – Executive Compensation be included in this Annual Report on Form 10-K.

Timothy S. Morris (Chairman)

Harold “Skip” Perry

March 20, 2014

The preceding Compensation Committee Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2013, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	5,596,144
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	5,596,144

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of December 31, 2013, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 56,136,435 shares of common stock outstanding as of December 31, 2013.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		Percentage of Class
H. Michael Schwartz, Chairman of the Board of Directors, President and Chief Executive Officer	118	(3)	*
Paula Mathews, Executive Vice President and Assistant Secretary	—		*
Michael S. McClure, Executive Vice President, Chief Financial Officer and Treasurer	—		*
Wayne Johnson, Senior Vice President — Acquisitions	—		*
Ken Morrison, Senior Vice President — Property Management
James L. Berg, Secretary	11		*
Harold “Skip” Perry, Independent Director	7,779	(4)	*
Timothy S. Morris, Independent Director	7,725	(4)	*

All directors and executive officers as a group	15,633		*

*	Represents less than 1% of our outstanding common stock as of December 31, 2013.
(1)	The address of each beneficial owner listed is 111 Corporate Drive, Suite 120, Ladera Ranch, California 92694.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2013. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.
(3)	Includes 100 shares owned by Strategic Storage Advisor, LLC, which is indirectly owned and controlled by Mr. Schwartz.
(4)	Each independent director was awarded 2,500 shares of restricted stock on January 27, 2009, which vested ratably over a period of four years from the date such independent director was appointed to our board of directors, and has been awarded 1,250 shares of restricted stock upon each of his re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election. The amounts listed include all shares of restricted stock that have vested as of December 31, 2013 or will vest within 60 days of such date plus shares purchased by the independent directors pursuant to our distribution reinvestment plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Transactions with Related Persons

In accordance with our Nominating and Corporate Governance Committee Charter and our Corporate Governance Guidelines, our independent directors consider, review, and must approve all transactions with related persons prior to approval of such transactions by our full board of directors.

Certain Relationships and Related Transactions

General

Certain of our executive officers and one of our directors hold ownership interests in and are officers of our Sponsor, our Advisor, our Property Manager, our Dealer Manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Dealer Manager and Property Manager.

We are currently a party to three types of agreements giving rise to material transactions between us and our affiliates, including our advisory agreement, our Property Management Agreements and our Dealer Manager Agreement. We are also party to a sub-license agreement with our Advisor with respect to trademarks. Our independent directors reviewed and approved the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2013. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

Our Advisor, is owned by Strategic Storage Holdings, LLC. Our Sponsor owns a controlling interest in Strategic Storage Holdings, LLC, and certain executives of our Sponsor and our Advisor, and other individuals, own a minority interest in Strategic Storage Holdings, LLC. H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, and the President of our Advisor, owns a controlling interest in our Sponsor and a minority interest in Strategic Storage Holdings, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor, our Sponsor and Strategic Storage Holdings, LLC.

Our Advisor and its affiliates perform services for us in connection with the selection, acquisition and management of our properties pursuant to our advisory agreement. The term of our advisory agreement will end on January 24, 2015, but may be renewed for an unlimited number of successive one-year periods.

Our Advisor and its officers, employees and affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the advisory agreement, our Advisor will be required to devote sufficient resources to our administration to discharge its obligations.

Many of the services performed by our Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Advisor performs for us as our Advisor, and it is not intended to include all of the services that may be provided to us by third parties. Under the terms of the advisory agreement, our Advisor undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, performs the following, among other duties and subject to the authority of our board of directors:

•	finding, evaluating, presenting and recommending to us investment opportunities consistent with our investment policies and objectives;

•	serving as our investment and financial advisor and providing research and economic and statistical data in connection with our assets and our investment policies;

•	acquiring properties and making investments on our behalf in compliance with our investment objectives and policies;

•	structuring and negotiating the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	reviewing and analyzing each property’s operating and capital budget;

•	arranging, structuring and negotiating financing and refinancing of properties;

•	performing all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consulting with our officers and board of directors and assisting the board of directors in formulating and implementing of our financial policies;

•	preparing and reviewing on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	providing the daily management and performing and supervising the various administrative functions reasonably necessary for our management and operations; and

•	investigating, selecting, and, on our behalf, engaging and conducting business with such third parties as our Advisor deems necessary to the proper performance of its obligations under the advisory agreement.

Organization and offering costs of our Offering were allowed to be paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of the Offering. Such amounts were not permitted to exceed (i) 3.5% of the gross offering proceeds raised by us in the terminated offering (excluding sales commissions and dealer manager fees), or (ii) 15% of the gross offering proceeds raised by us in the terminated offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceeded such limits, within 60 days after the end of the month in which the offering terminated, our Advisor would be required to reimburse us for any excess amounts. FINRA and many states also limited our total organization and offering expenses to 15% of gross offering proceeds. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Our advisory agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with Self Storage REIT, Inc. (now Self Storage REIT, LLC) (“REIT I”) and Self Storage REIT II, Inc. (now Self Storage REIT II, LLC) (“REIT II”), and the acquisitions of beneficial interests in USA Self Storage I, DST (“SS I, DST”), Madison County Self Storage, DST (“Madison DST”) and Southwest Colonial, DST (“Colonial DST”); provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the advisory agreement), including payment of the fee, is greater than 100% of our distributions in any month. The monthly asset management fees for the Excluded Assets are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our advisory agreement, our Advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. There were no such disposition fees for the year ended December 31, 2013. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our advisory agreement, or (3) liquidate our portfolio, as described in the advisory agreement. There were no such fees for the year ended December 31, 2013.

The advisors of REIT I and REIT II are entitled to compensation related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement.

Our advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended December 31, 2013, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

On March 28, 2014, in a series of related transactions, we entered into an amended and restated advisory agreement and an amended and restated limited partnership agreement, and REIT I and REIT II entered into amendments to their respective operating partnership agreements. See Note 12 of the Notes to Consolidated Financial Statements contained in this report for more detail.

Property Management Agreements

Similar to our Advisor, Strategic Storage Property Management, LLC, our Property Manager, is wholly owned by Strategic Storage Holdings.

Our Property Manager manages our properties pursuant to separate Property Management Agreements for each property. The Property Management Agreements generally have one or three year terms and automatically renew unless notice is given by either us or our Property Manager. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into Sub-Property Management Agreements with third party management companies and pay part of its management fee to such Sub-Property Managers.

Our Property Manager (or Sub-Property Manager) is responsible for hiring, directing and establishing policies for employees who have direct responsibility for the operations of each property we acquire, which may include but not be limited to on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and also may be employed by our Advisor or certain companies affiliated with it. Our Property Manager is also responsible for directing the purchase of equipment and supplies and supervising all maintenance activity.

Our Property Manager receives a fee for its services in managing our properties generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services.

On September 27, 2012, our board of directors approved revisions to our property management agreements that will be entered into with respect to properties acquired after that date and will be entered into as our current property management agreements are renewed. These revisions include increasing the term to three years, with automatic three-year extensions; revising the property owner’s obligation to reimburse the Property Manager for certain expenses; the addition of a construction management fee in an amount equal to 5% of the amount of construction or capital improvement work in excess of $10,000; the addition of a tenant insurance administrative fee; adding a nonsolicitation provision; and adding a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by Strategic Storage Holdings, LLC.

Dealer Manager Agreement

Our President, H. Michael Schwartz, owns a 15% beneficial non-voting equity interest in Select Capital Corporation, the Dealer Manager for our Offering. Our Dealer Manager served as our Dealer Manager pursuant to a Dealer Manager Agreement. The Dealer Manager Agreement terminated upon the termination of our Offering. Our Dealer Manager provided wholesaling, sales promotional and marketing services to us in connection with our Offering. Specifically, our Dealer Manager ensured compliance with SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assisted in the assembling of prospectus kits, assisted in the due diligence process and ensured proper handling of investment proceeds.

During the term of our Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution related expenses. We paid an additional amount of gross offering proceeds for reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could be justified, any excess over actual due diligence expenses is considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses, may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

Fees Paid to our Affiliates

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expensed
Reimbursement of operating expenses (1)	$385,403	$33,476	$330,993
Asset management fees (2)	5,050,668	4,521,867	3,019,429
Property management fees (3) (4)	4,889,019	3,732,149	2,683,492
Acquisition expenses	1,869,974	2,415,200	5,706,838
Additional Paid-in Capital
Selling commissions	7,215,235	7,402,084	5,798,197
Dealer Manager fee	3,092,243	3,172,322	2,484,942
Reimbursement of offering costs	344,055	487,235	555,839

Total	$22,846,597	$21,764,333	$20,579,730

(1)	During the years ended December 31, 2013, 2012 and 2011, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $975,000, $960,000 and $740,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor. During the three month periods ended December 31, 2013 and March 31, 2011 our Advisor did not waive reimbursable indirect costs, and such reimbursable indirect costs totaled approximately $340,000 and $260,000, respectively, for such periods.
(2)	For the nine months ended September 30, 2013 our Advisor permanently waived asset management fees related to the Stockade Portfolio of approximately $525,000, during the three months ended December 31, 2013 such amounts were not waived and approximately $175,000 of such costs were recorded. During the year ended December 31, 2012, our Advisor permanently waived asset management fees related to the Stockade Portfolio and our Dufferin property totaling approximately $186,000 and $37,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.

(3)	During the years ended December 31, 2013, 2012 and 2011, property management fees include approximately $27,000 $100,000 and $60,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the year ended December 31, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees, accounting administrative fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $759,000, and were waived permanently and accordingly, will not be paid to our Property Manager.

As of December 31, 2013 and 2012, we had amounts due to affiliates totaling $1,741,518 and $2,282,344, respectively.

Trademark Sub-License Agreement

Under a separate trademark sub-license agreement, our Advisor, through Strategic Storage Holdings, LLC, has granted us a non-transferable, non-sublicenseable, non-exclusive, royalty-free right and license to use the trade name “Strategic Storage Trust” and “SmartStop® Self Storage” as well as certain registered trademarks and trademark applications for registration solely in connection with our business until the later of (a) a change of control event (as defined in the trademark sub-license agreement), (b) termination of the trademark license agreement between Strategic Storage Holdings, LLC and our Advisor, or (c) termination of our advisory agreement, under certain circumstances, or if we declare bankruptcy or file for dissolution or reorganization. The result of this temporary license is that upon the expiration of our temporary license, including any potential renewals or extensions of such license to use the trade names “Strategic Storage Trust” and “SmartStop® Self Storage,” we will be required to change our name and re-brand our properties and would lose any value, or perceived value, associated with the use of the trade names “Strategic Storage Trust” and “SmartStop® Self Storage.”

Tenant Reinsurance Program

Beginning in 2011, our Chairman of the Board of Directors, Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities have invested in a Cayman Islands company (the “Reinsurance Company”) that will reinsure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the years ended December 31, 2013, 2012 and 2011, we recorded revenue of approximately $1.6 million, $1.3 million and $0.4 million respectively, in connection with this tenant reinsurance program.

Storage Auction Program

During the second quarter of 2013, our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, purchased minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers owned 18% of the voting interests in the Auction Company. For the year ended December 31, 2013, we incurred approximately $50,000, respectively, in auction fees with the Auction Company. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company was reduced to approximately nine percent.

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (NYSE), consistent with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Perry and Morris both meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

CohnReznick LLP (“CohnReznick”) serves as our independent registered public accounting firm. In 2012, Reznick Group, P.C. (“Reznick”), the predecessor auditor, entered into a business combination with J.H. Cohn, LLP (“Cohn”). In connection with the business combination, Cohn legally changed its name to CohnReznick LLP and continues to be registered with the Public Company Accounting Oversight Board. On November 9, 2012, Reznick, who had served as our independent auditor since our formation, resigned as our independent registered public accounting firm. The Audit Committee of our Board of Directors appointed CohnReznick as our independent registered public accounting firm effective November 9, 2012. During the year ended December 31, 2012, Reznick, and effective November 9, 2012, CohnReznick, served as our independent auditor and provided certain tax and other services.

Fees Paid to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by Reznick and CohnReznick, as well as the fees charged by Reznick and CohnReznick for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Reznick and CohnReznick. The aggregate fees billed to us for professional accounting services provided by Reznick and CohnReznick, including the audits of our annual financial statements, for the years ended December 31, 2013 and 2012, respectively, are set forth in the table below.

	2013	2012(1)
Audit Fees	$237,950	$234,040
Audit-Related Fees	41,300	48,338
Tax Fees	235,560	168,928
All Other Fees	—	—

Total	$514,810	$451,306

(1)	Effective November 9, 2012 Reznick resigned as our independent registered public accounting firm, and the Audit Committee of our Board of Directors appointed CohnReznick as our independent registered public accounting firm. Accordingly, the fees in this column represent fees billed to us for professional accounting services performed by Reznick until November 9, 2012 and by CohnReznick from November 9, 2012 through December 31, 2012, but such services were performed by essentially the same audit and tax team throughout 2012.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 31, 2014.

STRATEGIC STORAGE TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ H. MICHAEL SCHWARTZ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2014

/S/ MICHAEL S. MCCLURE Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2014

/S/ HAROLD “SKIP” PERRY Harold “Skip” Perry	Independent Director	March 31, 2014

/S/ TIMOTHY S. MORRIS Timothy S. Morris	Independent Director	March 31, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. Strategic Storage Trust, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust, Inc.

We have audited the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Strategic Storage Trust, Inc. and Subsidiaries for the year ended December 31, 2011. Strategic Storage Trust, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Strategic Storage Trust, Inc. and Subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Baltimore, Maryland

March 29, 2012

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$39,603,949	$13,998,391
Real estate facilities:
Land	194,033,413	178,459,163
Buildings	456,372,075	389,149,948
Site improvements	43,733,299	37,118,784

	694,138,787	604,727,895
Accumulated depreciation	(46,432,155)	(29,840,320)

	647,706,632	574,887,575
Construction in process	776,804	5,233,426

Real estate facilities, net ($16,584,089 and $16,829,789 related to VIEs)	648,483,436	580,121,001
Deferred financing costs, net of accumulated amortization	5,798,963	5,989,290
Intangible assets, net of accumulated amortization	10,447,513	11,635,112
Restricted cash	6,506,112	6,449,225
Investments in unconsolidated joint ventures	8,662,363	8,772,005
Other assets	3,777,167	4,270,638

Total assets	$723,279,503	$631,235,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt ($10,072,106 and $10,149,024 related to VIEs)	$391,285,760	$353,440,758
Accounts payable and accrued liabilities	9,917,437	12,726,888
Due to affiliates	1,741,518	2,282,344
Distributions payable	3,355,882	2,724,603

Total liabilities	406,300,597	371,174,593

Commitments and contingencies (Note 8)

Redeemable common stock	—	3,960,664

Stockholders’ equity:

Strategic Storage Trust, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 56,136,435 and 46,184,742 shares issued and outstanding at December 31, 2013 and 2012, respectively	56,136	46,184
Additional paid-in capital	487,032,573	383,072,118
Distributions	(107,090,016)	(71,401,126)
Accumulated deficit	(69,376,201)	(61,929,145)
Accumulated other comprehensive loss	(1,615,743)	(682,692)

Total Strategic Storage Trust, Inc. stockholders’ equity	309,006,749	249,105,339

Noncontrolling interest in Operating Partnership	2,289,379	1,149,679
Other noncontrolling interests	5,682,778	5,845,387

Total noncontrolling interests	7,972,157	6,995,066

Total stockholders’ equity	316,978,906	256,100,405

Total liabilities and stockholders’ equity	$723,279,503	$631,235,662

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Revenues:
Self storage rental revenue	$80,526,461	$64,464,466	$48,109,145
Ancillary operating revenue	2,608,480	2,146,038	1,286,933

Total revenues	83,134,941	66,610,504	49,396,078

Operating expenses:
Property operating expenses	28,350,412	25,878,556	19,402,185
Property operating expenses – affiliates	9,939,687	8,254,016	5,702,921
General and administrative	3,103,808	2,361,229	2,405,218
Depreciation	17,271,925	14,254,525	9,422,606
Intangible amortization expense	8,237,601	11,547,843	13,935,903
Property acquisition expenses—affiliates	1,869,974	2,415,200	5,706,838
Other property acquisition expenses	996,724	1,232,435	2,036,196

Total operating expenses	69,770,131	65,943,804	58,611,867

Operating income (loss)	13,364,810	666,700	(9,215,789)
Other income (expense):
Interest expense	(18,826,701)	(17,813,762)	(11,859,146)
Deferred financing amortization expense	(1,966,395)	(3,466,463)	(1,331,514)
Equity in earnings of real estate ventures	847,143	887,551	852,728
Gain on sale of investment in unconsolidated joint venture	—	815,000	—
Other	(864,055)	(104,168)	(280,516)

Net loss	(7,445,198)	(19,015,142)	(21,834,237)
Less: Net loss attributable to the noncontrolling interest in our Operating Partnership	35,799	83,435	118,601
Net (income) loss attributable to other noncontrolling interests	(37,657)	(42,005)	358,207

Net loss attributable to Strategic Storage Trust, Inc.	$(7,447,056)	$(18,973,712)	$(21,357,429)

Net loss per share—basic	$(0.15)	$(0.46)	$(0.68)
Net loss per share—diluted	$(0.15)	$(0.46)	$(0.68)

Weighted average shares outstanding—basic	50,982,783	41,103,477	31,243,109
Weighted average shares outstanding—diluted	50,982,783	41,103,477	31,243,109

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net loss	$(7,445,198)	$(19,015,142)	$(21,834,237)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,176,333)	381,663	(642,434)
Change in fair value of interest rate swap	243,282	(234,703)	(311,630)

Other comprehensive income (loss)	(933,051)	146,960	(954,064)

Comprehensive loss	(8,378,249)	(18,868,182)	(22,788,301)
Comprehensive loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	40,852	82,806	123,963
Comprehensive (income) loss attributable to other noncontrolling interests	(37,657)	(42,005)	358,207

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(8,375,054)	$(18,827,381)	$(22,306,131)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2010	26,658,061	$26,659	$211,685,569	$(20,734,778)	$(21,598,004)	$124,412	$6,721,065	$176,224,923
Gross proceeds from issuance of common stock	8,401,149	8,401	83,847,852	—	—	—	—	83,856,253
Offering costs	—	—	(10,350,548)	—	—	—	(76,055)	(10,426,603)
Changes to redeemable common stock	—	—	634,694	—	—	—	—	634,694
Redemptions of common stock	(993,301)	(993)	(9,679,145)	—	—	—	—	(9,680,138)
Issuance of restricted stock	2,500	2	—	—	—	—	—	2
Distributions ($0.70 per share)	—	—	—	(21,867,752)	—	—	—	(21,867,752)
Distributions for noncontrolling interests	—	—	—	—	—	—	(367,225)	(367,225)
Issuance of shares for distribution reinvestment plan	952,152	952	9,044,492	—	—	—	—	9,045,444
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	930,759	930,759
Stock based compensation expense	—	—	28,643	—	—	—	—	28,643
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(21,357,429)	—	—	(21,357,429)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(476,808)	(476,808)
Foreign currency translation adjustment	—	—	—	—	—	(642,434)	—	(642,434)
Change in fair value of interest rate swap	—	—	—	—	—	(311,630)	—	(311,630)

Balance as of December 31, 2011	35,020,561	35,021	285,211,557	(42,602,530)	(42,955,433)	(829,652)	6,731,736	205,590,699

Gross proceeds from issuance of common stock	11,235,955	11,236	113,932,158	—	—	—	—	113,943,394
Offering costs	—	—	(12,016,241)	—	—	—	—	(12,016,241)
Changes to redeemable common stock	—	—	(3,593,608)	—	—	—	—	(3,593,608)
Redemptions of common stock	(1,310,527)	(1,311)	(12,575,925)	—	—	—	—	(12,577,236)
Issuance of restricted stock	3,125	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(28,798,596)	—	—	—	(28,798,596)
Distributions for noncontrolling interests	—	—	—	—	—	—	(249,055)	(249,055)
Issuance of shares for distribution reinvestment plan	1,235,628	1,235	12,310,748	—	—	—	—	12,311,983
Repurchase of limited partnership units in our Operating Partnership	—	—	(221,335)	—	—	—	(175,403)	(396,738)
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	729,218	729,218
Stock based compensation expense	—	—	24,764	—	—	—	—	24,764
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(18,973,712)	—	—	(18,973,712)
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(41,430)	(41,430)
Foreign currency translation adjustment	—	—	—	—	—	381,663	—	381,663
Change in fair value of interest rate swap	—	—	—	—	—	(234,703)	—	(234,703)

Balance as of December 31, 2012	46,184,742	46,184	383,072,118	(71,401,126)	(61,929,145)	(682,692)	6,995,066	256,100,405

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Gross proceeds from issuance of common stock	9,881,658	9,882	106,270,780	—	—	—	—	106,280,662
Offering costs	—	—	(11,055,522)	—	—	—	(25,362)	(11,080,884)
Changes to redeemable common stock	—	—	7,289,885	—	—	—	—	7,289,885
Redemptions of common stock	(1,473,355)	(1,474)	(14,365,360)	—	—	—	—	(14,366,834)
Issuance of restricted stock	2,500	3	—	—	—	—	—	3
Distributions ($0.70 per share)	—	—	—	(35,688,890)	—	—	—	(35,688,890)
Distributions for noncontrolling interests	—	—	—	—	—	—	(311,177)	(311,177)
Issuance of shares for distribution reinvestment plan	1,540,890	1,541	15,794,890	—	—	—	—	15,796,431
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	1,311,772	1,311,772
Stock based compensation expense	—	—	25,782	—	—	—	—	25,782
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(7,447,056)	—	—	(7,447,056)
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	1,858	1,858
Foreign currency translation adjustment	—	—	—	—	—	(1,176,333)	—	(1,176,333)
Change in fair value of interest rate swap	—	—	—	—	—	243,282	—	243,282

Balance as of December 31, 2013	56,136,435	$56,136	$487,032,573	$(107,090,016)	$(69,376,201)	$(1,615,743)	$7,972,157	$316,978,906

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(7,445,198)	$(19,015,142)	$(21,834,237)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	27,475,921	29,268,831	24,690,023
Noncash interest expense	147,472	190,724	364,438
Expense related to issuance of restricted stock	25,785	24,767	28,645
Equity in income of unconsolidated joint ventures	(805,360)	(783,452)	(710,616)
Distributions from unconsolidated joint ventures	887,673	816,720	802,086
Gain on sale of unconsolidated joint venture	—	(815,000)	—
Foreign currency exchange (gain) loss	458,662	(60,281)	16,833
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,606,887)	(1,214,746)	(1,763,420)
Other assets	(49,443)	(1,184,733)	(1,649,563)
Accounts payable and other accrued liabilities	1,071,649	2,033,098	1,464,568
Due to affiliates	(854,133)	289,554	1,430,050

Net cash provided by operating activities	19,306,141	9,550,340	2,838,807

Cash flows from investing activities:
Purchase of real estate	(62,405,547)	(85,546,702)	(198,143,849)
Additions to real estate facilities	(5,339,858)	(5,330,259)	(4,467,642)
Development and construction of real estate facilities	(8,569,106)	(7,924,666)	(4,307,108)
Deposits on acquisition of real estate facilities	—	—	1,069,201
Additional investment in unconsolidated joint ventures	—	(234,735)	(512,358)
Proceeds from land disposition	—	1,978,746	—
Proceeds from sale of investment in unconsolidated joint venture	—	1,425,000	—

Net cash flows used in investing activities	(76,314,511)	(95,632,616)	(206,361,756)

Cash flows from financing activities:
Proceeds from issuance of secured debt	80,934,943	82,217,152	179,290,017
Principal payments on secured debt	(3,398,567)	(3,157,375)	(1,752,724)
Repayment of secured debt	(56,695,148)	(62,833,334)	(9,939,555)
Deferred financing costs	(1,798,602)	(2,001,411)	(6,462,085)
Gross proceeds from issuance of common stock	106,280,662	113,943,394	83,856,253
Offering costs	(11,080,884)	(12,016,241)	(10,426,603)
Redemptions of common stock	(14,366,834)	(12,577,236)	(9,680,138)
Distributions paid to common stockholders	(19,275,189)	(15,831,397)	(12,311,945)
Distributions paid to noncontrolling interests	(297,167)	(251,541)	(363,078)
Escrow receivable	544,391	(182,290)	(181,750)
Due to affiliates	288,689	(98,510)	(180,558)
Restricted cash	1,550,000	—	(1,550,000)
Repurchase of limited partnership units in our Operating Partnership	—	(396,738)	—

Net cash flows provided by financing activities	82,686,294	86,814,473	210,297,834

Effect of exchange rate changes on cash	(72,366)	48,784	4,434
Increase in cash and cash equivalents	25,605,558	780,981	6,779,319
Cash and cash equivalents, beginning of period	13,998,391	13,217,410	6,438,091

Cash and cash equivalents, end of period	$39,603,949	$13,998,391	$13,217,410

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$18,990,649	$17,903,925	$10,965,627
Interest capitalized	$414,389	$498,772	$352,095
Distributions payable	$3,355,882	$2,724,603	$2,071,876
Issuance of shares pursuant to distribution reinvestment plan	$15,796,431	$12,311,983	$9,045,444
Assumption of notes payable issued in connection with purchase of real estate	$18,025,647	$6,706,790	$42,580,540
Issuance of limited partnership units in our Operating Partnership in connection with the purchase of real estate facilities	$1,311,772	$729,218	$930,759
Foreign currency translation adjustment – Real estate facilities, net	$(2,415,103)	$614,721	$(695,064)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of December 31, 2013, we owned 99.28% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.04%) and unaffiliated third parties (0.68%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2013, we had issued approximately 0.4 million shares of common stock for approximately $4.4 million in our DRP Offering. As of December 31, 2013, we had issued approximately 54.1 million shares of common stock for approximately $549 million in our Initial Offering, Offering and our DRP Offering and also issued 6.2 million shares of common stock in a private offering in connection with the 2009 private REIT mergers discussed herein.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives to create stockholder liquidity. Over several months, we interviewed several investment banking firms to assist us in this process. After this extensive interview process, on May 30, 2013, we engaged Citigroup Global Markets Inc. to help us analyze these strategic alternatives. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of strategic alternatives will result in any particular outcome. In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Note 8.

On April 2, 2012, our board of directors determined our estimated per share value of our common stock to be $10.79. Such amount was calculated based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2011. In light of the above-described net asset value calculation, our board of directors determined that it was appropriate to increase the per share offering price for new purchases of our shares commencing on June 1, 2012. This determination by our board of directors was subjective and was primarily based on (i) the estimated net asset value per share, which was predominantly based on an independent third party appraiser’s valuation of our properties as of December 31, 2011, (ii) the commissions and dealer manager fees payable in connection with the offering of our shares, (iii) our historical and anticipated results of operations and financial condition, (iv) our current and anticipated distribution payments, (v) our current and anticipated capital and debt structure, and (vi) our Advisor’s recommendations and assessment of our prospects and continued execution of our investment and operating strategies.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

As of December 31, 2013, we wholly-owned 122 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 77,375 units and approximately 10.2 million rentable square feet. As of December 31, 2013, we also had noncontrolling interests in three additional self storage facilities. Of those interests, one has been deemed to be a controlling interest and is therefore consolidated in our consolidated financial statements as discussed in Note 2. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2013 and 2012, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of December 31, 2013 and 2012, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we are the primary beneficiary. As such, the SF property has been consolidated in our consolidated financial statements since we acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our total interest to approximately 12%. See Note 12 for further discussion of additional interests acquired subsequent to

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

December 31, 2013. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust have no direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The operating partnership of REIT I (the “REIT I Operating Partnership”) has also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership is the tenant, which exposes it to losses of the VIE that could be significant to the VIE and also allows it to direct activities of the VIE that determine its economic performance by means of its operation of the leased facility. The lease has an initial term of ten years which commenced on December 19, 2006. The initial term of the lease may be extended at the option of the REIT I Operating Partnership for up to four successive five year terms. As of December 31, 2013, the consolidated joint venture had net real estate assets of approximately $16.6 million. Such assets are only available to satisfy the obligations of the SF property. We have also consolidated approximately $10.1 million of secured debt and approximately $5.7 million of noncontrolling interest related to this entity. The lenders of the secured debt have no recourse to other Company assets. Our Sponsor has entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we continue to be deemed the primary beneficiary, as our Sponsor is not deemed to have a variable interest in the SF property.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $7.1 million and approximately $7.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions in 2013 and 2012, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2013, 2012 and 2011 we expensed approximately $2.9 million, $3.6 million and $7.7 million, respectively, of acquisition related transaction costs.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2013 and 2012, no impairment losses have been recognized.

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

Through mergers with REIT I and REIT II in 2009, we acquired five preferred equity and/or minority interests in unconsolidated joint ventures (one became wholly-owned in 2011, one was sold in May 2012 and another also became wholly-owned in November of 2013), all of which were deemed to be VIEs. We have evaluated each variable interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. One of those investments is a passive or limited partner interest in two self storage facilities (such properties are owned by a DST, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about its significant activities) and is therefore accounted for under the cost method; our aggregate investment therein is approximately $0.1 million. Our ownership interest in such investment was approximately 1.49% and our risk of loss is limited to our investment therein.

In May 2012, our equity interest in an unconsolidated joint venture which owned a self storage facility in Baltimore, Maryland was redeemed for approximately $1.4 million. This resulted in a gain of approximately $0.8 million, which is included in gain on sale of investment in unconsolidated joint venture in our Consolidated Statement of Operations for the year ended December 31, 2012.

The remaining interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2014, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $19.0 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of December 31, 2013, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balances and our guarantee of the secured debt, totaled approximately $27.6 million.

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

Allowance for Doubtful Accounts

Customer accounts receivable are reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of customer accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2013 and 2012, accumulated amortization of in-place lease intangibles totaled approximately $44.6 million and $36.4 million, respectively.

The total estimated amortization expense of intangible assets for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is approximately $5.4 million, $3.4 million, $1.6 million, $0, and $0, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2013 and 2012, accumulated amortization of deferred financing costs totaled approximately $5.9 million and $4.4 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Redeemable Common Stock

We previously had a share redemption program that enabled stockholders to sell their shares to us in limited circumstances.

We recorded amounts that were redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares were mandatorily redeemable at the option of the holder and therefore their redemption was outside our control. The maximum amount redeemable under our share redemption program was limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan were considered to be temporary equity and were presented as redeemable common stock in the accompanying consolidated balance sheets accordingly.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares were contingently redeemable at the option of the holder. When we determined we had a mandatory obligation to repurchase shares under the share redemption program, we reclassified such obligations from temporary equity to a liability based upon their respective settlement values.

We funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

In anticipation of a future possible liquidity event, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. See Note 8 for further discussion of our share redemption program.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the years ended December 31, 2013, 2012 and 2011, we recorded a loss of approximately $460,000, a gain of approximately $60,000 and a loss of approximately $17,000, respectively.

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

December 31, 2013

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

The carrying amounts of cash and cash equivalents, customer accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at December 31, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$311,362,132	$300,894,201	$298,636,303	$287,912,016

As of December 31, 2013, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2013, we had $303,051 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

We have filed an election to treat the TRSs as taxable REIT subsidiaries. In general, the TRSs may perform additional services for our customers and generally may engage in any real estate or non-real estate related business. The TRSs are subject to corporate Federal and state income tax. The TRSs follow accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the years ended December 31, 2013, 2012 and 2011, 6,250, 6,250 and 6,875 shares, of unvested restricted stock, respectively were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), was issued in February 2013 and does not change the current requirements for reporting net income or other comprehensive income. However, ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We adopted this ASU in the interim period ended March 31, 2013 and its adoption did not have a material impact on our consolidated financial statements or financial statement disclosures.

Note 3. USA Self Storage I, DST; Madison County Self Storage, DST and Southwest Colonial, DST Acquisitions

In February 2011, we, through an indirect wholly-owned subsidiary, closed on the purchase of the remaining 80.247% in beneficial interests (“Interests”) in USA Self Storage I, DST (“SS I, DST”), a Delaware statutory trust sponsored by our Sponsor, from approximately 40 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. The agreed upon purchase price the Interests acquired, which was based on the aggregate appraised value of the properties, was approximately $30.1 million ($37.55 million total purchase price multiplied by 80.247%). The consideration consisted of approximately $10.2 million in cash along with approximately 70,000 limited partnership units in our Operating Partnership and the ratable portion of approximately $23.3 million of three separate bank loans (Bank of America Loan – 1, Bank of America Loan – 2 and Bank of America Loan – 3) held by the three property owning subtrusts (the “Subtrusts”) of SS I, DST (the “Bank of America Loans”).

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

The properties owned by the Subtrusts are subject to the Bank of America Loans, which had an aggregate principal balance of approximately $23.3 million as of February 1, 2011. The Bank of America Loans bear a fixed interest rate of 5.18%, had original terms of 10 years and mature on November 1, 2015. The Bank of America Loans required monthly interest-only payments during the first three years of their terms and now require monthly principal-and-interest payments based on a 30-year amortization period. Each of the Bank of America Loans is secured only by the properties owned by the respective Subtrust that obtained such loan.

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

December 31, 2013

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

During the fourth quarter of 2013, we purchased beneficial interests (the “Colonial Interests”) in Southwest Colonial, DST (“Colonial DST”), a Delaware statutory trust sponsored by our Sponsor, from approximately 50 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were fully completed on November 1, 2013. Following the purchase of these interests, we owned 100% of the interests in Colonial DST. The agreed upon purchase price of the Colonial Interests acquired, based on the aggregate appraised value of the five properties owned by Colonial DST was approximately $27.9 million. Consideration provided consisted of approximately $9.0 million in cash along with the issuance of approximately 151,300 limited partnership units in our Operating Partnership and the assumption of an approximately $16.7 million bank loan held by Colonial DST (the “John Hancock Loan”). Colonial DST leased its properties to a master tenant (the “Colonial Tenant”) on a triple-net basis pursuant to a master lease (the “Colonial Lease”). The Colonial Tenant is owned by affiliates of our Sponsor. We and our Sponsor, along with its affiliates, have agreed to assign 100% of the economic benefits and obligations from these properties to us in exchange for indemnification by us for any potential liability incurred subsequent to the assignment by the Sponsor in connection with the Colonial Lease.

We incurred acquisition fees due to our Advisor of approximately $340,000 in connection with these acquisitions.

Colonial DST owns five self storage facilities located in Texas with an aggregate of approximately 2,805 units and 392,000 rentable square feet. The properties owned by Colonial DST are subject to the John Hancock Loan, which had an aggregate principal balance of approximately $16.7 million as of the acquisition date. The loan bears a fixed interest rate of 6.36% and had an original term of ten years, maturing in June 2018. The loan is secured only by the five properties owned by Colonial DST that obtained such loan.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 4. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2013 and 2012:

Real estate facilities
Balance at December 31, 2011	$510,395,576
Facility acquisitions	85,722,709
Land disposition	(1,675,860)
Impact of foreign exchange rate changes	614,721
Improvements and additions	9,670,749

Balance at December 31, 2012	604,727,895
Facility acquisitions	74,743,745
Impact of foreign exchange rate changes	(2,415,103)
Improvements and additions	17,082,250

Balance at December 31, 2013	$694,138,787

Accumulated depreciation
Balance at December 31, 2011	$(15,971,288)
Depreciation expense	(13,869,032)

Balance at December 31, 2012	(29,840,320)
Depreciation expense	(16,591,835)

Balance at December 31, 2013	$(46,432,155)

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

2013 and 2012 Acquisitions

The following table summarizes the purchase price allocation for our acquisitions for the years ended December 31, 2013 and 2012:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
Chantilly—VA	5/24/2012	$6,400,000	$900,000	$7,300,000	$3,500,000	$550,910	$359,387
Savannah I—GA (1)	8/16/2012	2,560,000	140,000	2,700,000	—	123,372	57,061
Savannah II—GA (1)	8/16/2012	2,490,000	110,000	2,600,000	—	113,223	46,759
Columbia—SC (1)	8/16/2012	2,630,000	70,000	2,700,000	—	99,115	20,289
Lexington I—SC (1)	8/16/2012	1,810,000	190,000	2,000,000	—	81,112	23,272
Stuart I—FL (1)	8/16/2012	2,890,000	110,000	3,000,000	—	106,495	43,489
Lexington II—SC (1)	8/16/2012	4,130,000	170,000	4,300,000	—	151,327	71,512
Stuart II—FL (1)	8/16/2012	3,300,000	100,000	3,400,000	—	148,858	76,937
Bluffton—SC (1)	8/16/2012	5,230,000	270,000	5,500,000	—	210,482	114,010
Wilmington Island—GA (1)	10/1/2012	5,810,000	690,000	6,500,000	4,330,000	191,219	135,144
Myrtle Beach—SC (1)	10/1/2012	3,510,000	190,000	3,700,000	1,500,000	74,102	31,355
Mt. Pleasant I—SC (1)	11/5/2012	2,680,000	320,000	3,000,000	1,500,000	51,787	23,551
Charleston I—SC (1)	11/5/2012	2,810,000	190,000	3,000,000	1,500,000	53,393	20,811
Charleston II—SC (1)	11/5/2012	3,150,000	350,000	3,500,000	1,650,000	63,445	35,634
Mt. Pleasant II—SC (1)	11/5/2012	5,200,000	600,000	5,800,000	3,350,000	91,692	55,170
Charleston III—SC (1)	11/5/2012	6,305,000	620,000	6,925,000	3,362,500	99,124	64,738
Mt. Pleasant III—SC (1)	11/5/2012	15,410,000	1,090,000	16,500,000	8,000,000	221,524	146,105
Ridgeland—MS	12/28/2012	4,910,788	610,000	5,520,788	3,510,095	—	—
Canton—MS	12/28/2012	4,496,921	540,000	5,036,921	3,196,694	—	—

2012 Total		$85,722,709	$7,260,000	$92,982,709	$35,399,289	$2,431,180	$1,325,224

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued (2)(3)	Revenue (4)	Operating Income (4) (5)
North Charleston—SC	7/10/2013	$6,152,000	$420,000	$6,572,000	$—	$365,262	$200,625
Toms River II—NJ	8/28/2013	4,900,000	300,000	5,200,000	—	157,717	67,146
Pickering—CAN (6) (7)	8/29/2013	5,100,155	—	5,100,155	—	—	—
Montgomery II—AL (8) (9)	10/28/2013	7,770,000	830,000	8,600,000	4,554,014	149,645	102,435
Knoxville—TN (8) (9)	10/28/2013	7,790,000	740,000	8,530,000	4,527,382	145,984	105,675
Knoxville II—TN (8) (9)	10/28/2013	9,940,000	960,000	10,900,000	5,805,701	174,377	124,008
Knoxville III—TN (8) (9)	10/28/2013	7,840,000	660,000	8,500,000	4,527,382	136,503	94,497
Midland I—TX (8)	11/1/2013	5,092,387	590,000	5,682,387	3,607,716	114,346	77,453
Coppell—TX (8)	11/1/2013	6,662,738	750,000	7,412,738	4,707,735	148,475	99,927
Midland II—TX (8)	11/1/2013	6,947,260	850,000	7,797,260	4,952,183	139,454	106,544
Arlington—TX (8)	11/1/2013	3,108,876	480,000	3,588,876	2,276,830	82,520	44,744
Weatherford—TX (8)	11/1/2013	3,440,329	470,000	3,910,329	2,481,183	82,632	49,614

2013 Total		$74,743,745	$7,050,000	$81,793,745	$37,440,126	$1,696,915	$1,072,668

(1)	The above noted properties are collectively referred to as the “Stockade Portfolio.”
(2)	See Note 5 for specific terms of the Company’s debt.
(3)	Amounts include the purchase accounting fair value adjustment of debt, as applicable
(4)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date. The revenue and operating income in the table above represents such metrics from the respective acquisition date through the end of the respective fiscal year.
(5)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(6)	Allocation (excludes development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(7)	Property was under construction; therefore no revenue or operating income is included above.
(8)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(9)	The above noted properties are collectively referred to as the “Knoxville Portfolio.”

All of the above properties were acquired from unaffiliated third parties. We incurred acquisition fees due to our Advisor for the above acquisitions. For the years ended December 31, 2013 and 2012, such fees were approximately $1.7 million and $2.2 million, respectively.

During the quarter ended December 31, 2013, we finalized the purchase price accounting for the last two acquisitions completed in 2012 and for all of the 2013 acquisitions, excluding those acquired on October 28, 2013 and November 1, 2013, and made revisions to preliminary estimates including real estate facilities and intangible assets as further evaluations were completed and additional information was received from third parties subsequent to the acquisition dates. We anticipate finalizing the purchase price allocations for the remaining 2013 acquisitions by December 31, 2014, as further evaluations are completed and additional information is received from third parties.

The impact related to the finalization of purchase price accounting was not material to our consolidated financial statements. For acquisitions where the purchase price accounting was finalized in 2013 and 2012 the weighted-average amortization period of the intangibles as of the date of acquisition was 34 months and 29 months, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	December 31, 2013	December 31, 2012	Interest Rate	Maturity Date
Montgomery	$2,693,364	$2,768,704	6.42%	7/1/2016
Seabrook	4,444,137	4,516,470	5.73%	1/1/2016
Greenville	2,226,986	2,263,211	5.65%	3/1/2016
Kemah	8,732,981	8,858,838	6.20%	6/1/2016
Memphis	2,465,045	2,502,922	5.67%	12/1/2016
Tallahassee	7,446,178	7,537,926	6.16%	8/1/2016
Houston	1,981,095	2,018,754	5.67%	2/1/2017
San Francisco (consolidated VIE)	10,256,163	10,387,192	5.84%	1/1/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,511,958	1,530,923	5.72%	6/1/2017
Pearland	3,438,473	3,480,298	5.93%	7/1/2017
Daphne	1,381,213	1,544,325	5.47%	8/1/2020
Mesa	2,968,060	3,036,098	5.38%	4/1/2015
Riverdale	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan (1) (2)	31,044,708	31,547,772	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada (3)	6,144,911	6,812,855	5.22%	5/15/2014
Citi Loan (4)	28,077,873	28,466,942	5.77%	2/6/2021
Bank of America Loan – 1 (5)	4,321,842	4,400,398	5.18%	11/1/2015
Bank of America Loan – 2 (6)	6,548,748	6,667,782	5.18%	11/1/2015
Bank of America Loan – 3 (7)	11,770,704	11,984,654	5.18%	11/1/2015
Prudential – Long Beach (8)	6,533,640	6,637,926	5.27%	9/5/2019
SF Bay Area – Morgan Hill (19)	—	2,928,860	5.75%	4/1/2013
SF Bay Area – Vallejo	4,295,098	4,390,176	6.04%	6/1/2014
Citi Las Vegas Loan (9)	7,434,590	7,545,688	5.26%	6/6/2021
ING Loan (10)	21,265,500	21,587,669	5.47%	7/1/2021
Ladera Ranch	6,691,304	6,821,300	5.84%	6/1/2016
SF Bay Area – San Lorenzo	—	2,099,622	6.07%	1/1/2014
Las Vegas V	1,628,783	1,667,485	5.02%	7/1/2015
Second Restated KeyBank Loan (11)	—	51,666,666	4.67%	12/24/2014	(11)
Mississauga (12) – Ontario, Canada	6,763,769	6,841,134	5.00%	10/31/2014
Chantilly (13)	3,421,797	3,474,712	4.75%	6/6/2022
Brampton (14) – Ontario, Canada	6,482,879	208,086	5.25%	6/30/2016
Citi Stockade Loan – 1 (15)	18,200,000	18,200,000	4.60%	10/1/2022
KeyBank CMBS Loan (16)	30,960,278	31,000,000	4.65%	11/1/2022
Citi Stockade Loan – 2 (17)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan – 4 (18)	6,394,362	6,459,043	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan (19)	3,000,000	—	4.08%	3/6/2023
KeyBank Revolver (20)	71,000,000	—	1.67%	10/25/2016
John Hancock Loan (21)	16,682,984	—	6.36%	6/1/2018
Net fair value adjustment	913,837	(576,173)

Total secured debt	$391,285,760	$353,440,758

(1)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(2)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(3)	On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.5% (subject to a reduction in certain circumstances). The rate in effect at December 31, 2013 was 5.22%.
(4)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of December 31, 2013 was approximately $50.4 million. Such amounts are only available to satisfy the obligations of this loan.
(5)	This loan encumbers the Lawrenceville I and II properties.
(6)	This loan encumbers the Concord, Hickory and Morganton properties.
(7)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(8)	This loan is cross-collateralized by the 11 properties discussed in footnote (1) to this table.
(9)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of December 31, 2013 was approximately $9.0 million. Such amounts are only available to satisfy the obligations of this loan.
(10)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans have an original term of 30 years and mature on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(11)	Through October 28, 2013, this loan was collateralized by the Homeland Portfolio (Kennesaw, Sharpsburg, Duluth I, Duluth II, Duluth III, Marietta III, Austell, Sandy Springs, Smyrna, Lawrenceville II, Jacksonville I and Jacksonville II). This loan was a variable rate loan, such rate was based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 4.67% as of October 28, 2013; however, we were required to purchase an interest rate swap with a notional amount of $45 million, and, inclusive of the interest rate swap, the effective fixed interest rate was 5.41%. For additional discussion, see “Second Restated KeyBank Loan” below. This loan was paid off in October 2013 in connection with entering into a revolving loan agreement with KeyBank National Association (the “KeyBank Revolver”). The KeyBank Revolver is further described below.
(12)	In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.00% as of December 31, 2013).
(13)	The net book value of the Chantilly property as of December 31, 2013 was approximately $6.9 million. Such amounts are only available to satisfy the obligations of this loan.
(14)	In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of December 31, 2013).
(15)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of December 31, 2013 was approximately $34.5 million. Such amounts are only available to satisfy the obligations of this loan.
(16)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of December 31, 2013 was approximately $42.6 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of December 31, 2013 was approximately $37.2 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This loan encumbers the Ridgeland and Canton properties.
(19)	The SF Bay Area – Morgan Hill loan was paid off on March 5, 2013 using proceeds from the Citi SF Bay Area – Morgan Hill Loan. For additional discussion, see “Citi SF Bay Area – Morgan Hill Loan” below.
(20)

On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and five other previously unencumbered properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston and Phoenix I). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an initial interest rate of 1.67% as of October 28, 2013 and remained at such interest rate as of December 31,

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

2013. The interest rate swap with a notional amount of $45 million that was originally entered into in connection with the Second Restated KeyBank Loan remains outstanding; inclusive of the interest rate swap, the effective fixed interest rate as of December 31, 2013 was approximately 2.4%. For additional discussion, see “KeyBank Revolver” below.
(21)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

As of December 31, 2013 and 2012, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $647 million and $587 million, respectively.

KeyBank Revolver

On October 28, 2013, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a revolving loan from KeyBank, National Association (“KeyBank”) for borrowings up to $75 million (as amended, the “KeyBank Revolver”). In November 2013, $25 million of the KeyBank Revolver was syndicated to another participating lender. The initial amount funded at closing was $71 million (the “Initial Draw”), $45 million of which was used to pay off the outstanding principal amount under the Second Restated KeyBank Loan, and thereby release the 12 properties comprising the Homeland Portfolio that were serving as collateral for the Second Restated KeyBank Loan, and approximately $26 million of which was used to partially fund the acquisition of the Knoxville Portfolio described in Note 4. It is anticipated that future draws on the KeyBank Revolver will be used to help fund our future acquisitions of self storage facilities and for other general corporate purposes.

The KeyBank Revolver has an initial term of three years, maturing on October 25, 2016, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Revolver (the “Credit Agreement”). Payments due pursuant to the KeyBank Revolver are interest-only for the life of the loan. The KeyBank Revolver bears interest at the Borrower’s option of either the Alternate Base Rate plus the Applicable Rate or the Adjusted LIBO Rate plus the Applicable Rate (each as defined in the Credit Agreement). The Applicable Rate will vary based on our total leverage ratio. We elected to have the Adjusted LIBO Rate plus the Applicable Rate apply to the Initial Draw, which equated an initial interest rate of 1.67%. The $45 million interest rate swap originally purchased in connection with the Second Restated KeyBank Loan will remain in place through December 24, 2014, thus fixing the rate on $45 million at approximately 2.4%, assuming the Applicable Rate remains constant.

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

December 31, 2013

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

Second Restated KeyBank Loan

On December 27, 2011, in connection with the acquisition of the Homeland Portfolio (an $80 million portfolio of 10 properties in Atlanta, Georgia and two properties in Jacksonville, Florida), our Operating Partnership and various property owning SPEs entered into a second amended and restated secured credit facility with KeyBank with total commitments of $82 million (such facility replaced our then existing $30 million Restated KeyBank Credit Facility, which had approximately $20 million outstanding before the purchase of the Homeland Portfolio) and we drew down an additional approximately $56.6 million thereunder. On January 12, 2012, we drew down an additional approximately $5.4 million in connection with the repayment of the previously outstanding debt on our Crescent Springs, Florence and Walton properties, bringing the total amount outstanding to $82 million. Such credit facility, as amended (the “Second Restated KeyBank Loan”) was converted from a revolving credit facility to a term loan on August 15, 2012 and the principal balance was reduced on October 10, 2012, from $82 million to $55 million, through the use of the majority of the proceeds from the KeyBank CMBS Loan.

Beginning on November 30, 2012, we were required to make monthly payments in the amount of $1,666,667 until the outstanding principal balance of the Second Restated KeyBank Loan was reduced to $45 million, which occurred on April 5, 2013. The remaining $45 million was due to mature on December 24, 2014, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and required monthly interest-only payments.

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

The Second Restated KeyBank Loan was secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio and was cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. Our Operating Partnership could have the Second Restated KeyBank Loan, in whole or in part, at any time without penalty. Pursuant to that certain guaranty dated December 27, 2011 in favor of KeyBank, we served as a guarantor of all obligations due under the Second Restated KeyBank Loan.

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

Citi SF Bay Area – Morgan Hill Loan

On March 5, 2013, we entered into a loan agreement with Citigroup Global Markets Realty Corp. in the principal amount of $3 million. The proceeds from the loan were used to repay the then outstanding loan collateralized by the SF Bay Area – Morgan Hill property. The new loan matures on March 6, 2023 and bears a fixed interest rate of 4.08% per annum on a 30-year amortization schedule with required monthly payments of interest only for the first five years. The loan contains a number of customary terms and covenants.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2013:

2014	$26,089,586
2015	30,827,135
2016	114,583,851
2017	44,044,243
2018	19,074,211
2019 and thereafter	155,752,897

Total payments	390,371,923
Unamortized fair value adjustment	913,837

Total	$391,285,760

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of December 31, 2013 was approximately 5.4%.

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

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the years ended December 31, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $303,000 will be reclassified as an increase to interest expense.

As of December 31, 2013, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	$45,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$303,051	Accounts payable and accrued liabilities	$546,333

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of December 31, 2013 we had not posted any collateral.

As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $310,000. If we had breached any of these provisions at December 31, 2013, we could have been required to settle our obligations under the agreements at their termination value of approximately $310,000.

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

Advisory Agreement

We currently do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organizational and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that these expenses did not exceed 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST and Colonial DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST and Colonial DST acquisitions are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

our Sponsor. Under our Advisory Agreement, and our articles of incorporation, as amended, our Advisor may receive disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Advisor provides substantial assistance in connection with the sale. The disposition fees paid to our Advisor are subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. Our Advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio, as described in the advisory agreement.

The advisors of REIT I and REIT II are entitled to various fees related to their properties if we (1) dispose of a property, (2) liquidate our portfolio, or (3) terminate their advisory agreement for cause.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended December 31, 2011). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the 12 months ended December 31, 2013, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

On March 28, 2014, in a series of related transactions, we entered into an amended and restated advisory agreement and an amended and restated limited partnership agreement, and REIT I and REIT II entered into amendments to their respective operating partnership agreements. See Note 12.

Dealer Manager Agreement

During the term of our Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses, may not exceed 3% of gross offering proceeds from sales in the Primary Offering. The Dealer Manager Agreement terminated upon the termination of our Offering.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share (which threshold was met in the three months ended March 31, 2013). During the year ended December 31, 2013, property management fees of approximately $217,000 were recorded relative to the REIT II properties.

On September 27, 2012, our board of directors approved revisions to our property management agreements that will be entered into with respect to properties acquired after that date and will be entered into as our current property management agreements are renewed. These revisions include increasing the term to three years, with automatic three-year extensions; revising the property owner’s obligation to reimburse the Property Manager for certain expenses; the addition of a construction management fee (as defined); the addition of a tenant insurance administrative fee; adding a nonsolicitation provision; and adding a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by Strategic Storage Holdings, LLC.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expensed
Reimbursement of operating expenses (1)	$385,403	$33,476	$330,993
Asset management fees (2)	5,050,668	4,521,867	3,019,429
Property management fees (3) (4)	4,889,019	3,732,149	2,683,492
Acquisition expenses	1,869,974	2,415,200	5,706,838
Additional Paid-in Capital
Selling commissions	7,215,235	7,402,084	5,798,197
Dealer Manager fee	3,092,243	3,172,322	2,484,942
Reimbursement of offering costs	344,055	487,235	555,839

Total	$22,846,597	$21,764,333	$20,579,730

(1)	During the years ended December 31, 2013, 2012, and 2011, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $975,000, $960,000 and $740,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor. Such reimbursable indirect costs were not waived by the Advisor during the three month periods ended December 31, 2013 and March 31, 2011 and totaled approximately $340,000 and $260,000 respectively.
(2)	For the nine months ended September 30, 2013 our Advisor permanently waived asset management fees related to the Stockade Portfolio of approximately $525,000. During the three months ended December 31, 2013 such amounts were not waived and approximately $175,000 of such costs were recorded. During the year ended December 31, 2012, our Advisor permanently waived asset management fees related to the Stockade Portfolio and our Dufferin property totaling approximately $186,000 and $37,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor.
(3)	During the years ended December 31, 2013, 2012 and 2011, property management fees include approximately $27,000 $100,000 and $60,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the year ended December 31, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees, accounting administrative fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $759,000, and were waived permanently and accordingly, will not be paid to our Property Manager.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

As of December 31, 2013 and 2012, we had amounts due to affiliates totaling $1,741,518 and $2,282,344, respectively.

Tenant Reinsurance Program

Beginning in 2011, our Chairman of the Board of Directors, Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities have invested in a Cayman Islands company (the “Reinsurance Company”) that will reinsure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the years ended December 31, 2013, 2012 and 2011, we recorded revenue of approximately $1.6 million, $1.3 million and $0.4 million respectively, in connection with this tenant reinsurance program.

Storage Auction Program

During the second quarter of 2013, our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, purchased minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 18% of the voting interests in the Auction Company. For the year ended December 31, 2013, we incurred approximately $50,000, respectively, in auction fees with the Auction Company. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company was reduced to approximately nine percent.

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

No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of December 31, 2013, we have sold approximately 0.4 million shares through our DRP offering.

Share Redemption Program

On November 1, 2013, we filed an 8-K with the SEC that announced the termination of our share redemption program. Our management and board of directors determined that termination of the share redemption program was prudent due to the closure of our Offering and in consideration of our continued pursuit of certain strategic alternatives to provide stockholder liquidity. Pursuant to the terms of the share redemption program, investors had 30 days from the date of the notice (November 1, 2013) to submit any final requests for redemption, thus, any requests for redemption were required to received by us and in good order by December 1, 2013. We satisfied all such redemption requests on December 31, 2013.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

During the year ended December 31, 2013, we redeemed approximately 1.5 million shares of common stock for approximately $14.4 million ($9.75 per share). During the year ended December 31, 2012, we redeemed approximately 1.3 million shares of common stock for approximately $12.6 million ($9.60 per share). During the year ended December 31, 2011, we redeemed approximately 993,300 shares of common stock for approximately $9.7 million ($9.75 per share).

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

Ground Lease Commitment—SF Bay Area—San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 21 years as of December 31, 2013 and recorded rent expense of approximately $147,000. The lease has minimum lease payments of approximately $133,000, $139,000, $139,000, $139,000 and $139,000 for the years ending 2014, 2015, 2016, 2017 and 2018, respectively.

Other Contingencies

We have been involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 9. Declaration of Distributions

On December 12, 2013, our board of directors declared a distribution rate for the first quarter of 2014 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2014 and continuing on each day thereafter through and including March 31, 2014.

Note 10. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2013 and 2012 as if the Company’s acquisitions discussed in Note 4 were completed as of January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2013 and 2012 based on the assumptions described above:

	Year Ended
	December 31, 2013	December 31, 2012
Pro forma revenue	$89,296,180	$81,245,811
Pro forma operating expenses	$75,793,091	$82,290,199
Pro forma net loss attributable to the Company	$(8,382,100)	$(23,987,490)
Pro forma net loss per common share, basic and diluted	$(0.16)	$(0.52)
Weighted average number of common shares outstanding, basic and diluted	52,055,652	46,374,544

Note 11. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2013 and 2012, respectively:

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$19,407,941	$19,931,208	$21,292,574	$22,503,218
Total operating expenses	$16,557,885	$16,667,044	$17,229,995	$19,315,207
Operating income	$2,850,056	$3,264,164	$4,062,579	$3,188,011
Net loss	$(2,167,459)	$(1,949,099)	$(689,288)	$(2,639,352)
Net loss attributable to the Company	$(2,167,224)	$(1,949,079)	$(693,245)	$(2,637,508)
Net loss per share-basic and diluted	$(0.05)	$(0.04)	$(0.01)	$(0.05)

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$15,351,917	$15,705,274	$17,098,173	$18,455,140
Total operating expenses	$15,455,345	$16,136,742	$17,000,260	$17,351,457
Operating income (loss)	$(103,428)	$(431,468)	$97,913	$1,103,683
Net loss	$(5,451,145)	$(5,091,133)	$(4,620,823)	$(3,852,041)
Net loss attributable to the Company	$(5,432,094)	$(5,087,074)	$(4,610,650)	$(3,843,894)
Net loss per share-basic and diluted	$(0.15)	$(0.12)	$(0.11)	$(0.08)

Note 12. Subsequent Events

Acquisitions

USA SF Self Storage, DST

Between January 22, 2014 and February 25, 2014, we through an indirect wholly-owned subsidiary, closed on the purchase of an additional approximately 86% in beneficial interests (the “SF Interests”) in USA SF Self Storage, DST (the “SF DST”), a Delaware Statutory Trust sponsored by our Sponsor, from approximately 45 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. The agreed upon purchase price of the property relating to the SF Interests acquired was approximately $20 million.

The acquisition brought our ownership of the SF DST to approximately 98%, including approximately 12% that we acquired previously in unrelated transactions. The consideration provided was primarily in the form of cash, an assumption of the pro rata debt of approximately $10.2 million and the issuance of approximately 245,000 limited partnership units in our Operating Partnership. We paid our Advisor approximately $0.2 million in acquisition fees in connection with these acquisitions.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

SF DST, owns a self storage facility located in San Francisco with an aggregate of approximately 1,120 units and 76,000 rentable square feet.

SF DST leases its property to a master tenant (the “REIT I Tenant”) on a triple-net basis pursuant to a master lease (the “San Francisco Lease”) that had an original term of ten years and will expire on December 19, 2016. The REIT I Tenant is a wholly-owned subsidiary of us. Under the San Francisco Lease, the REIT I Tenant is required to pay a stated monthly rent equivalent to the monthly debt service payment under the loan, which is paid directly to the lender on behalf of the SF DST, a monthly stated rent, and certain annual bonus rent per the terms of the San Francisco Lease. As an Interest holder, we are entitled to our pro rata share of the total rent less the debt service under the loan.

The loan had an aggregate principal balance of approximately $10.2 million as of January 1, 2014. The loan bears a fixed interest rate of 5.84%, and matures on January 1, 2017. The loan required monthly interest-only payments during the first five years of its term and now requires monthly principal-and-interest payments based on a 30-year amortization period.

Hampton, VA

On March 5, 2014, we through an indirect wholly-owned subsidiary, closed on the purchase of a self storage facility located in Hampton, Virginia for approximately $6.7 million. We paid our Advisor an acquisition fee of approximately $0.2 million in connection with this acquisition. The facility has approximately 500 units and 70,000 rentable square feet.

Chandler, AZ

On March 27, 2014, we through an indirect wholly-owned subsidiary, closed on the purchase of a self storage facility located in Chandler, Arizona for approximately $4.9 million. We paid our Advisor an acquisition fee of approximately $0.1 million in connection with this acquisition. The facility has approximately 480 units and 51,000 rentable square feet.

Potential Acquisition

On March 13, 2014, we entered into a purchase and sale agreement for a parcel of land located in Toronto, Canada. The purchase price for the acquisition is $3.8 million Canadian dollars. We expect to close this acquisition by the end of the second quarter of 2014. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result. Our intent is to develop this parcel of land into a self storage facility with approximately 900 units and 80,000 rentable square feet.

Key Bank Revolver

Subsequent to December 31, 2013 the aggregate commitment under our KeyBank Revolver was increased from $75 million to $100 million and two additional financial institutions became participating lenders.

Declaration of Dividends

On March 20, 2014, our board of directors declared a distribution rate for the second quarter of 2014 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2014 and continuing on each day thereafter through and including June 30, 2014.

Distribution Reinvestment Plan

As of March 21, 2014, we have issued approximately 0.9 million shares of our common stock for gross proceeds of approximately $9 million under our DRP Offering.

Entry into Third Amended and Restated Advisory Agreement, Second Amended and Restated Limited Partnership Agreement and Amendments to REIT I Operating Partnership Agreement and REIT II Operating Partnership Agreement

        In conjunction with our exploration of the various strategic alternatives available to us, and in order to more closely align the interests of our Advisor with our stockholders and provide more clarity to the marketplace relating to the subordinated distributions available to our Advisor, on March 28, 2014, we entered into a Third Amended and Restated Advisory Agreement with our Advisor and our Operating Partnership and a Second Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Advisor, and two of our wholly-owned subsidiaries entered into amendments to their respective operating partnership agreements.

Third Amended and Restated Advisory Agreement

On March 28, 2014, we entered into a Third Amended and Restated Advisory Agreement with our Advisor and our Operating Partnership, which amends and supersedes the Second Amended and Restated Advisory Agreement. Pursuant to the Third Amended and Restated Advisory Agreement, provisions related to various subordinated fees that would be due to our Advisor upon the occurrence of certain events have been removed from such agreement and are now included in the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership. Additionally, our Operating Partnership is now a party to the Third Amended and Restated Advisory Agreement and has provided customary representations and warranties, and the provisions of the Second Amended and Restated Limited Partnership Agreement are incorporated into the Third Amended and Restated Advisory Agreement.

Operating Partnership Agreements

On March 28, 2014, we entered into a Second Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Advisor, which amends and supersedes the First Amended and Restated Limited Partnership Agreement. In addition, on March 28, 2014, REIT I and USA Self Storage Advisor LLC, the advisor to REIT I, entered into an amendment to the Agreement of Limited Partnership of USA Self Storage Operating Partnership, LP (the “REIT I OP Agreement Amendment”), and REIT II and USA SS REIT II Advisor, LLC, the advisor to REIT II, entered into an amendment to the Agreement of Limited Partnership of USA SS REIT II Operating Partnership, L.P. (the “REIT II OP Agreement Amendment”). REIT I and REIT II are each wholly-owned by our Operating Partnership.

Pursuant to the Second Amended and Restated Limited Partnership Agreement, our Advisor and the advisors to REIT I and REIT II have each been granted a special limited partnership interest in our Operating Partnership and are each a party to the Second Amended and Restated Limited Partnership Agreement. In addition, provisions related to various subordinated fees that would be due to our Advisor upon the occurrence of certain events have been included in such agreement and are payable as distributions pursuant to our Advisor’s special limited partnership interest. After giving effect to the Second Amended and Restated Limited Partnership Agreement, the REIT I OP Agreement Amendment, and the REIT II OP Agreement Amendment, our Advisor and the advisors to REIT I and REIT II may be entitled to receive various subordinated distributions, each of which are outlined further in the Second Amended and Restated Limited Partnership Agreement, the REIT I OP Agreement Amendment, and the REIT II OP Agreement Amendment, if we (1) list our shares of common stock on a national exchange, (2) terminate our advisory agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in such agreements. In the case of each of the foregoing distributions, our Advisor’s receipt of the distribution is subordinate to return of capital to our stockholders plus at least a 6% cumulative, non-compounded return, and our Advisor’s share of the distribution is 5%, 10%, or 15%, depending on the return level to our stockholders. The receipt of the distribution by the advisors to REIT I and REIT II is subordinate to return of capital to the original REIT I and REIT II stockholders plus at least a 7% cumulative, non-compounded return, and such advisors’ share of the distribution is 15%. In addition, our Advisor may be entitled to a one-time cash distribution in the event that we (1) list our shares of common stock on a national exchange, (2) liquidate our portfolio, or (3) enter into an Extraordinary Transaction resulting in a return to our stockholders in excess of an amount per share that will be determined by our independent directors. Such one-time cash distribution will be paid as part of the complete redemption of our Advisor’s special limited partnership interest in our Operating Partnership and will be up to the aggregate amount of all unreturned and unreimbursed capital invested by our Advisor and its affiliates in us, our Operating Partnership, our Advisor and affiliates, relating in any way to our business or our Operating Partnership’s business or any offering.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

			Initial Cost to Company				Gross Carrying Amount at December 31, 2013
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Biloxi	MS	$1,156,856	$518,701	$2,847,676	$3,366,377	$114,735	$518,701	$2,962,411	$3,481,112	$(698,836)	1980/1984/1992	9/25/2008
Gulf Breeze	FL	3,744,359	1,943,144	5,043,905	6,987,049	227,480	1,943,144	5,271,385	7,214,529	(1,052,077)	1978/1982/2004	9/25/2008
Manassas	VA	1,476,859	1,050,519	3,741,305	4,791,824	113,055	1,050,519	3,854,360	4,904,879	(694,928)	1996/2000	12/19/2008
Walton	KY	2,297,053	650,000	2,634,959	3,284,959	160,583	650,000	2,795,542	3,445,542	(552,247)	1991	2/12/2009
Crescent Springs	KY	1,957,489	280,000	1,637,802	1,917,802	135,875	280,000	1,773,677	2,053,677	(322,454)	1999/2003	2/12/2009
Florence	KY	3,096,028	840,000	2,691,629	3,531,629	70,325	840,000	2,761,954	3,601,954	(546,966)	1996	2/12/2009
Alpharetta	GA	2,592,323	1,060,107	3,752,629	4,812,736	165,101	1,060,107	3,917,730	4,977,837	(619,718)	2003	6/1/2009
Marietta	GA	2,143,828	1,060,000	2,705,806	3,765,806	58,951	1,060,000	2,764,757	3,824,757	(413,088)	2006	6/1/2009
Erlanger	KY	1,524,499	565,790	2,463,269	3,029,059	192,569	565,790	2,655,838	3,221,628	(499,817)	1987	7/17/2009
Florence II	KY	3,181,356	871,200	4,877,025	5,748,225	415,541	871,200	5,292,566	6,163,766	(880,873)	1982/1995	7/17/2009
Jersey City	NJ	5,784,283	3,625,048	6,999,952	10,625,000	520,966	3,625,048	7,520,918	11,145,966	(1,057,884)	1985	8/21/2009
Montgomery	AL	2,693,364	1,197,900	2,389,873	3,587,773	117,781	1,197,900	2,507,654	3,705,554	(419,440)	1995/2004	9/3/2009
Phoenix	AZ	1,171,793	680,620	1,259,380	1,940,000	473,031	680,620	1,732,411	2,413,031	(360,037)	1974	9/4/2009
Seabrook	TX	4,444,137	1,520,000	3,860,000	5,380,000	85,812	1,520,000	3,945,812	5,465,812	(660,603)	2001-2003	9/24/2009
Greenville	SC	2,226,986	530,000	2,570,000	3,100,000	187,872	530,000	2,757,872	3,287,872	(373,059)	1948/1995	9/24/2009
Kemah	TX	8,732,981	2,510,000	8,970,000	11,480,000	434,974	2,510,000	9,404,974	11,914,974	(1,558,464)	1985/2005/ 1999/2002	9/24/2009
Tallahassee	FL	7,446,178	1,230,000	6,310,000	7,540,000	369,386	1,230,000	6,679,386	7,909,386	(975,671)	1979-1987	9/24/2009
Memphis	TN	2,465,045	790,000	2,560,000	3,350,000	359,459	790,000	2,919,459	3,709,459	(588,469)	1987/1994	9/24/2009
Houston	TX	1,981,095	420,000	1,650,000	2,070,000	266,844	420,000	1,916,844	2,336,844	(406,432)	1984/2005	9/24/2009
Las Vegas	NV	1,453,039	1,460,000	4,220,000	5,680,000	50,996	1,460,000	4,270,996	5,730,996	(603,307)	2006	9/24/2009
Las Vegas II	NV	1,511,958	1,050,000	970,000	2,020,000	64,358	1,050,000	1,034,358	2,084,358	(172,695)	1998	9/24/2009
Pearland	TX	3,438,473	1,060,000	4,540,000	5,600,000	56,608	1,060,000	4,596,608	5,656,608	(796,160)	2004/2005	9/24/2009
Daphne	AL	1,381,213	1,530,000	2,510,000	4,040,000	105,986	1,530,000	2,615,986	4,145,986	(366,407)	2000	9/24/2009
Lake Forest	CA	18,000,000	15,840,000	8,860,000	24,700,000	160,234	15,840,000	9,020,234	24,860,234	(1,972,491)	2003	9/24/2009
San Francisco	CA	10,256,163	9,280,000	8,200,000	17,480,000	167,168	9,284,074	8,363,094	17,647,168	(1,063,079)	1909/2000	9/24/2009
Pittsburgh	PA	1,286,296	680,189	1,379,025	2,059,214	55,312	680,189	1,434,337	2,114,526	(243,389)	1990	12/11/2009
West Mifflin	PA	1,833,618	868,872	2,114,578	2,983,450	361,105	868,872	2,475,683	3,344,555	(327,003)	1983	12/11/2009
Fort Lee	NJ	8,289,466	2,000,000	13,630,000	15,630,000	179,356	2,000,000	13,809,356	15,809,356	(1,642,042)	2000	2/24/2010
Weston	FL	3,144,280	1,500,000	4,330,000	5,830,000	162,558	1,500,000	4,492,558	5,992,558	(572,863)	2005	2/24/2010
Gulf Breeze II	FL	1,544,636	270,000	895,000	1,165,000	48,769	270,000	943,769	1,213,769	(170,315)	2004/2005	3/10/2010
Mesa	AZ	2,968,060	600,000	2,633,728	3,233,728	52,388	600,000	2,686,116	3,286,116	(372,829)	2002	4/9/2010
Oakland Park	FL	7,360,474	4,530,650	8,729,350	13,260,000	270,295	4,530,650	8,999,645	13,530,295	(1,053,568)	1987	4/16/2010
Phoenix II	AZ	809,890	1,020,000	515,000	1,535,000	427,695	1,020,000	942,695	1,962,695	(215,741)	1974	5/16/2010
Tempe	AZ	952,812	900,000	740,000	1,640,000	381,704	900,000	1,121,704	2,021,704	(216,635)	1973	5/16/2010
Riverdale	NJ	4,800,000	1,050,000	4,794,357	5,844,357	139,436	1,050,000	4,933,793	5,983,793	(552,835)	2007	5/14/2010

			Initial Cost to Company					Gross Carrying Amount at December 31, 2013
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Davie	FL	2,603,265	2,840,000	2,040,000	4,880,000	780,584		2,840,000	2,820,584	5,660,584	(425,629)	1988	7/14/2010
95th St.	IL	3,036,748	1,600,000	4,230,000	5,830,000	82,532		1,600,000	4,312,532	5,912,532	(519,205)	2002	10/22/2010
Western	IL	578,428	900,000	400,000	1,300,000	174,868		900,000	574,868	1,474,868	(98,850)	2004	10/22/2010
Ogden	IL	2,120,904	1,703,370	1,766,630	3,470,000	867,007		1,703,370	2,633,637	4,337,007	(353,360)	2002	10/26/2010
Las Vegas III	NV	1,797,694	1,130,000	2,985,000	4,115,000	108,875		1,130,000	3,093,875	4,223,875	(317,552)	2005	10/29/2010
Roosevelt	IL	674,833	1,207,135	502,865	1,710,000	130,502		1,207,135	633,367	1,840,502	(105,436)	2004	11/16/2010
Dufferin (2)		6,144,911	4,576,772	9,120,472	13,697,244	(623,036	)(3)	4,347,287	8,726,921	13,074,208	(831,189)	1965/2008	11/23/2010
La Cienega	CA	7,939,812	3,260,000	8,990,000	12,250,000	82,863		3,260,000	9,072,863	12,332,863	(835,703)	2004	12/16/2010
Long Beach	CA	6,533,640	4,810,000	7,040,000	11,850,000	104,844		4,810,000	7,144,844	11,954,844	(716,739)	1999	12/16/2010
Las Vegas IV	NV	3,374,165	1,470,000	4,835,000	6,305,000	301,374		1,470,000	5,136,374	6,606,374	(494,609)	1996	12/21/2010
Rancho	NV	2,361,970	990,000	2,830,000	3,820,000	102,611		990,000	2,932,611	3,922,611	(315,400)	2006	12/29/2010
Concord	NC	2,166,645	1,250,000	1,559,179	2,809,179	102,709		1,250,000	1,661,888	2,911,888	(232,507)	1996/2001	2/15/2011
Hickory	NC	2,354,754	660,000	2,408,239	3,068,239	64,804		660,000	2,473,043	3,133,043	(273,569)	1997	2/15/2011
Morganton	NC	2,027,349	620,000	1,859,875	2,479,875	84,591		620,000	1,944,466	2,564,466	(258,883)	2001	2/15/2011
El Paso II	TX	2,359,326	1,110,000	2,918,337	4,028,337	104,214		1,110,000	3,022,551	4,132,551	(362,094)	2001/2003	2/15/2011
El Paso III	TX	3,133,708	1,330,000	4,254,356	5,584,356	156,931		1,330,000	4,411,287	5,741,287	(490,284)	1985/2000	2/15/2011
El Paso IV	TX	1,899,777	790,000	2,604,766	3,394,766	59,644		790,000	2,664,410	3,454,410	(306,418)	1999/2004	2/15/2011
El Paso V	TX	2,034,064	930,000	2,605,809	3,535,809	61,402		930,000	2,667,211	3,597,211	(305,127)	2004	2/15/2011
Dallas	TX	2,343,829	520,000	3,588,217	4,108,217	121,675		520,000	3,709,892	4,229,892	(383,945)	1986/1999- 2000	2/15/2011
Lawrenceville I	GA	1,521,138	820,000	709,603	1,529,603	138,986		820,000	848,589	1,668,589	(95,179)	1996	2/15/2011
Lawrenceville II	GA	2,800,704	990,000	1,842,445	2,832,445	113,453		990,000	1,955,898	2,945,898	(238,354)	1999	2/15/2011
Mississauga (2)		6,763,769	2,573,750	3,088,500	5,662,250	7,515,316	(3)	2,337,250	10,840,316	13,177,566	(544,357)	1963/2011	3/11/2011
El Paso	TX	772,318	330,000	1,230,000	1,560,000	11,429		330,000	1,241,429	1,571,429	(153,703)	2010	3/17/2011
Las Vegas VII	NV	3,683,209	2,030,000	2,543,052	4,573,052	139,499		2,030,000	2,682,551	4,712,551	(327,222)	1996	3/25/2011
Las Vegas VIII	NV	3,751,381	1,520,000	3,381,631	4,901,631	147,389		1,520,000	3,529,020	5,049,020	(393,224)	1997	3/25/2011
SF Bay Area –Morgan Hill	CA	3,000,000	1,000,000	4,654,098	5,654,098	72,620		1,000,000	4,726,718	5,726,718	(455,207)	1997	3/30/2011
SF Bay Area – Vallejo	CA	4,295,098	2,000,000	5,266,974	7,266,974	72,437		2,000,000	5,339,411	7,339,411	(519,554)	2001	3/30/2011
Peachtree City	GA	2,554,951	800,000	4,090,000	4,890,000	375,388		800,000	4,465,388	5,265,388	(393,438)	1988/1992	6/10/2011
Buford	GA	1,304,039	1,000,000	1,357,000	2,357,000	115,665		1,000,000	1,472,665	2,472,665	(139,013)	2002	6/10/2011
Jonesboro	GA	1,062,551	800,000	1,495,000	2,295,000	101,087		800,000	1,596,087	2,396,087	(153,673)	2002	6/10/2011
Ellenwood	GA	1,217,103	550,000	1,564,225	2,114,225	226,190		550,000	1,790,415	2,340,415	(192,913)	1998	6/10/2011
Marietta II	GA	1,159,146	1,050,000	1,402,200	2,452,200	44,844		1,050,000	1,447,044	2,497,044	(148,208)	1998/2008	6/10/2011
Collegeville	P A	1,463,422	440,000	2,395,500	2,835,500	132,282		440,000	2,527,782	2,967,782	(234,128)	1996	6/10/2011
Skippack	P A	1,130,167	600,000	1,513,000	2,113,000	82,889		600,000	1,595,889	2,195,889	(158,503)	2004	6/10/2011
Ballston Spa	NY	2,429,377	900,000	3,806,760	4,706,760	30,057		900,000	3,836,817	4,736,817	(436,910)	2002	6/10/2011
Trenton	NJ	3,680,289	2,250,000	4,743,000	6,993,000	13,342		2,250,000	4,756,342	7,006,342	(428,740)	2003	6/10/2011
Fredericksburg	VA	2,018,846	1,600,000	2,311,625	3,911,625	80,291		1,600,000	2,391,916	3,991,916	(299,213)	2000	6/10/2011
Sandston	VA	3,245,609	1,550,000	4,593,000	6,143,000	50,133		1,550,000	4,643,133	6,193,133	(478,990)	2005/2006	6/10/2011
Ladera Ranch	CA	6,691,304	4,800,000	10,969,414	15,769,414	43,067		4,800,000	11,012,481	15,812,481	(904,514)	2003	7/6/2011
Ladera Ranch— Land	CA	—	3,953,282	—	3,953,282	—		3,953,282	—	3,953,282	—	2003	7/6/2011

			Initial Cost to Company					Gross Carrying Amount at December 31, 2013
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
SF Bay Area –San Lorenzo	CA	—	—	2,450,880	2,450,880	54,750		—	2,505,630	2,505,630	(223,710)	2000	7/15/2011
Hampton	VA	3,495,515	400,000	3,930,000	4,330,000	99,565		400,000	4,029,565	4,429,565	(325,598)	2007	7/20/2011
Las Vegas V	NV	1,628,783	890,000	3,160,000	4,050,000	129,830		890,000	3,289,830	4,179,830	(268,146)	1997	7/21/2011
SF Bay Area –Gilroy	CA	4,444,298	1,200,000	4,690,000	5,890,000	179,022		1,200,000	4,869,022	6,069,022	(468,315)	1999	8/12/2011
Brewster – Brampton (2)		6,482,879	5,174,205	—	5,174,205	9,081,162	(3)(4)	3,178,660	11,076,707	14,255,367	(152,177)	n/a	9/13/2011
Toms River	NJ	3,570,419	1,490,000	3,730,000	5,220,000	59,171		1,490,000	3,789,171	5,279,171	(269,034)	2006	10/21/2011
Kennesaw	GA	3,195,799	875,000	5,133,992	6,008,992	23,822		875,000	5,157,814	6,032,814	(339,889)	2006	12/27/2011
Sharpsburg	GA	3,488,747	1,250,000	4,792,241	6,042,241	36,210		1,250,000	4,828,451	6,078,451	(338,113)	2006	12/27/2011
Duluth	GA	3,169,167	900,000	5,711,120	6,611,120	66,855		900,000	5,777,975	6,677,975	(393,723)	2007	12/27/2011
Duluth II	GA	3,222,431	800,000	5,893,201	6,693,201	23,446		800,000	5,916,647	6,716,647	(364,129)	2007	12/27/2011
Duluth III	GA	3,249,062	750,000	6,090,561	6,840,561	41,634		750,000	6,132,195	6,882,195	(388,434)	2007	12/27/2011
Marietta III	GA	3,115,904	450,000	6,053,761	6,503,761	31,259		450,000	6,085,020	6,535,020	(379,861)	2007	12/27/2011
Austell	GA	2,396,849	800,000	3,728,801	4,528,801	31,874		800,000	3,760,675	4,560,675	(250,049)	2007	12/27/2011
Sandy Springs	GA	6,018,754	563,888	7,877,873	8,441,761	33,293		563,888	7,911,166	8,475,054	(479,018)	2009	12/27/2011
Smyrna	GA	3,515,379	1,475,000	5,173,480	6,648,480	68,653		1,475,000	5,242,133	6,717,133	(336,448)	2007	12/27/2011
Lawrenceville III	GA	3,542,011	1,325,000	5,692,721	7,017,721	29,704		1,325,000	5,722,425	7,047,425	(382,950)	2009	12/27/2011
Jacksonville	FL	4,580,645	900,000	7,169,841	8,069,841	34,115		900,000	7,203,956	8,103,956	(447,625)	2008	12/27/2011
Jacksonville II	FL	2,290,323	2,100,000	3,033,522	5,133,522	32,274		2,100,000	3,065,796	5,165,796	(257,630)	2009	12/27/2011
Chantilly	VA	3,421,797	2,431,905	3,968,095	6,400,000	329,637		2,431,905	4,297,732	6,729,637	(270,718)	1985	5/24/2012
Savannah I	GA	1,400,000	987,000	1,573,000	2,560,000	121,630		987,000	1,694,630	2,681,630	(93,520)	2002	8/16/2012
Savannah II	GA	1,250,000	1,026,000	1,464,000	2,490,000	86,910		1,026,000	1,550,910	2,576,910	(81,723)	2001	8/16/2012
Columbia	SC	935,000	1,002,000	1,628,000	2,630,000	39,824		1,002,000	1,667,824	2,669,824	(80,772)	2003	8/16/2012
Lexington I	SC	900,000	789,000	1,021,000	1,810,000	17,284		789,000	1,038,284	1,827,284	(58,393)	2010	8/16/2012
Stuart I	FL	1,425,000	875,000	2,015,000	2,890,000	103,534		875,000	2,118,534	2,993,534	(100,604)	2004	8/16/2012
Lexington II	SC	1,875,000	1,090,000	3,040,000	4,130,000	121,497		1,090,000	3,161,497	4,251,497	(170,151)	1998/2003	8/16/2012
Stuart II	FL	2,085,000	2,100,000	1,200,000	3,300,000	31,239		2,100,000	1,231,239	3,331,239	(71,524)	2008	8/16/2012
Bluffton	SC	2,500,000	1,240,000	3,990,000	5,230,000	47,193		1,240,000	4,037,193	5,277,193	(192,765)	2008	8/16/2012
Wilmington Island	SC	4,330,000	1,616,000	4,194,000	5,810,000	124,484		1,616,000	4,318,484	5,934,484	(182,412)	1999	10/1/2012
Myrtle Beach	SC	1,500,000	1,956,000	1,554,000	3,510,000	34,956		1,956,000	1,588,956	3,544,956	(92,043)	2002	10/1/2012
Mt. Pleasant I	SC	1,500,000	1,360,000	1,320,000	2,680,000	171,565		1,360,000	1,491,565	2,851,565	(65,269)	1989	11/5/2012
Charleston I	SC	1,500,000	725,000	2,085,000	2,810,000	61,680		725,000	2,146,680	2,871,680	(85,762)	2011	11/5/2012
Charleston II	SC	1,650,000	775,000	2,375,000	3,150,000	203,171		775,000	2,578,171	3,353,171	(102,874)	1992	11/5/2012
Mt. Pleasant II	SC	3,350,000	2,630,000	2,570,000	5,200,000	108,997		2,630,000	2,678,997	5,308,997	(128,716)	1995	11/5/2012
Charleston III	SC	3,362,500	1,563,000	4,742,000	6,305,000	212,063		1,563,000	4,954,063	6,517,063	(202,052)	1986/1996	11/5/2012
Mt. Pleasant III	SC	8,000,000	7,190,000	8,220,000	15,410,000	68,042		7,190,000	8,288,042	15,478,042	(331,174)	1997/2007	11/5/2012

			Initial Cost to Company					Gross Carrying Amount at December 31, 2013
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Ridgeland	MS	3,346,580	574,992	4,335,796	4,910,788	124,949		574,992	4,460,745	5,035,737	(145,589)	1989/2004	12/28/2012
Canton.	MS	3,047,782	686,070	3,810,851	4,496,921	233,703		686,070	4,044,554	4,730,624	(149,662)	1996/2004	12/28/2012
North Charleston	SC	3,675,168	2,150,000	4,002,000	6,152,000	382,548		2,150,000	4,384,548	6,534,548	(76,146)	2000	7/10/2013
Toms River II	NJ	2,636,534	1,075,000	3,825,000	4,900,000	17,562		1,075,000	3,842,562	4,917,562	(41,973)	2006	8/28/2013
Pickering (2)		—	2,287,920	2,812,235	5,100,155	(98,440	)(3)	2,243,760	2,757,955	5,001,715	—	1999	8/29/2013
Montgomery II	AL	4,554,014	1,350,000	6,420,000	7,770,000	3,400		1,350,000	6,423,400	7,773,400	(36,929)	2005	10/28/2013
Knoxville I	TN	4,527,382	1,100,000	6,690,000	7,790,000	3,200		1,100,000	6,693,200	7,793,200	(41,896)	1996/2005	10/28/2013
Knoxville II	TN	5,805,702	1,500,000	8,440,000	9,940,000	—		1,500,000	8,440,000	9,940,000	(47,350)	2006	10/28/2013
Knoxville III	TN	4,527,382	1,600,000	6,240,000	7,840,000	—		1,600,000	6,240,000	7,840,000	(40,633)	2005	10/28/2013
Midland I	TX	3,338,991	975,000	4,117,387	5,092,387	29,783		975,000	4,147,170	5,122,170	(26,998)	1981	11/1/2013
Coppell	TX	4,357,188	2,100,000	4,562,738	6,662,738	53,709		2,100,000	4,616,447	6,716,447	(33,127)	1985/2007	11/1/2013
Midland II	TX	4,583,453	950,000	5,997,260	6,947,260	—		950,000	5,997,260	6,947,260	(37,464)	1994/2004	11/1/2013
Arlington	TX	2,107,099	725,000	2,383,876	3,108,876	—		725,000	2,383,876	3,108,876	(16,480)	1985/1995	11/1/2013
Weathorford	TX	2,296,253	525,000	2,915,329	3,440,329	37,752		525,000	2,953,081	3,478,081	(18,623)	2000/2007	11/1/2013

		$390,371,923	$196,535,029	$465,345,581	$661,880,610	$32,258,177		$194,033,413	$500,105,374	$694,138,787	($46,432,155)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $761,130,955.
(2)	This property is located in Ontario, Canada.
(3)	The change in cost at this self storage facility is the net of the impact of foreign exchange rate changes and any actual additions.
(4)	This amount also includes a reduction in basis due to a sale of a parcel of land at this facility.

Activity in real estate facilities during 2013 was as follows:

2013
Real estate facilities
Balance at beginning of year	$604,727,895
Facility acquisitions	74,743,745
Impact of foreign exchange rate changes	(2,415,103)
Improvements	17,082,250

Balance at end of year	$694,138,787

Accumulated depreciation
Balance at beginning of year	$29,840,320
Depreciation expense	16,591,835

Balance at end of year	$46,432,155

Real estate facilities, net	$647,706,632

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on November 15, 2012, Commission File No. 333-168905

10.1	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.2	Strategic Storage Trust, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2013, Commission File No. 000-53644

10.3	Collateral Loan Agreement for Prudential Loan by and among The Prudential Life Insurance Company of America and Eleven Special-Purpose Entities dated August 25, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.4	Form of Promissory Note for Prudential Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.5	Form of Mortgage or Deed of Trust and Security Agreement for Prudential Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.6	Form of Assignment of Leases and Rents for Prudential Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.7	Form of Supplemental Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.8	Form of Recourse Liabilities Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.9	Promissory Note for Citi Loan in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.10	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.11	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.12	Loan Agreement for Bank of America Loan between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.13	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.14	Purchase and Sale Agreement Related to B&B Portfolio dated March 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.15	Loan Agreement for ING Loan by and among ING Life Insurance and Annuity Company, 11 Special-Purpose Entities, and Strategic Storage Trust, Inc. dated June 10, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.16	Form of Mortgage, Deed of Trust or Deed to Secure Debt for ING Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.17	Form of Security Agreement for ING Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.18	Form of Promissory Note for ING Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.19	Form of Assignment of Leases and Rents for ING Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.20	Form of Guaranty of Affiliate Loans for ING Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.21	Form of Limited Guaranty for ING Loan, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.22	Note for the KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.24	Collateral Assignment of Leases and Rents for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.25	Collateral Assignment of Management Contract for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.26	Collateral Assignment and Security Agreement in Respect of Contracts, Licenses and Permits for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.27	Pledge and Security Agreement for the KeyBank Loan, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.28	Purchase and Sale Agreement for the Homeland Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 13, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.29	Second Amended and Restated Credit Agreement for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.30	Second Amended and Restated Guaranty for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.31	Amended and Restated Credit Agreement for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.32	Amended and Restated Guaranty for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.33	Purchase and Sale Agreement Related to the Stockade Portfolio dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 25, 2012, Commission File No. 000-53644

10.34	First Amendment to Second Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 16, 2012, Commission File No. 000-53644

10.35	Loan Agreement with KeyBank, National Association for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.36	Promissory Note for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.37	Guaranty for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.38	Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.39	Promissory Note for KeyBank Revolver, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.40	Guaranty for KeyBank Revolver, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.41	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2014, Commission File No. 000-53644

10.42	Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 31, 2014, Commission File No. 000-53644

21.1	Subsidiaries of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on October 14, 2009, Commission File No. 333-146959

23.1*	Consent of Reznick Group, P.C., Independent Registered Public Accounting Firm

23.2*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust, Inc. financial information for the Year Ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith.