Form 10-Q
period 2014-03-31
Strategic Storage Trust, Inc.
filed 2014-05-15
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2014: 56,728,748, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$19,934,208	$39,603,949
Real estate facilities:
Land	196,241,963	194,033,413
Buildings	462,239,458	456,372,075
Site improvements	44,772,257	43,733,299

	703,253,678	694,138,787
Accumulated depreciation	(51,101,228)	(46,432,155)

	652,152,450	647,706,632
Construction in process	2,247,327	776,804

Real estate facilities, net	654,399,777	648,483,436
Deferred financing costs, net of accumulated amortization	5,700,633	5,798,963
Intangible assets, net of accumulated amortization	10,064,257	10,447,513
Restricted cash	5,325,485	6,506,112
Investments in unconsolidated joint ventures	8,626,120	8,662,363
Other assets	3,732,008	3,777,167

Total assets	$707,782,488	$723,279,503

LIABILITIES AND EQUITY
Secured debt	$389,549,924	$391,285,760
Accounts payable and accrued liabilities	9,089,736	9,917,437
Due to affiliates	1,412,376	1,741,518
Distributions payable	3,389,509	3,355,882

Total liabilities	403,441,545	406,300,597

Commitments and contingencies (Note 8)

Equity:
Strategic Storage Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 56,576,672 and 56,136,435 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	56,576	56,136
Additional paid-in capital	489,211,016	487,032,573
Distributions	(116,816,690)	(107,090,016)
Accumulated deficit	(70,409,884)	(69,376,201)
Accumulated other comprehensive loss	(2,117,352)	(1,615,743)

Total Strategic Storage Trust, Inc. equity	299,923,666	309,006,749

Noncontrolling interest in our Operating Partnership	4,289,255	2,289,379
Other noncontrolling interests	128,022	5,682,778

Total noncontrolling interests	4,417,277	7,972,157

Total equity	304,340,943	316,978,906

Total liabilities and equity	$707,782,488	$723,279,503

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Self storage rental revenue	$22,443,368	$18,809,769
Ancillary operating revenue	689,576	598,172

Total revenues	23,132,944	19,407,941

Operating expenses:
Property operating expenses	7,792,740	6,713,281
Property operating expenses – affiliates	2,887,210	2,287,729
General and administrative	1,187,223	694,762
Depreciation	4,829,150	4,095,536
Intangible amortization expense	1,663,256	2,689,992
Property acquisition expenses – affiliates	508,542	53,609
Other property acquisition expenses	237,109	22,976

Total operating expenses	19,105,230	16,557,885

Operating income	4,027,714	2,850,056

Other income (expense):
Interest expense	(4,620,158)	(4,664,830)
Deferred financing amortization expense	(288,188)	(394,589)
Equity in earnings of real estate ventures	200,447	223,371
Other	(359,471)	(181,467)

Net loss	(1,039,656)	(2,167,459)
Net loss attributable to the noncontrolling interests in our Operating Partnership	8,584	11,066
Net income attributable to other noncontrolling interests	(2,611)	(10,831)

Net loss attributable to Strategic Storage Trust, Inc.	$(1,033,683)	$(2,167,224)

Net loss per share – basic	$(0.02)	$(0.05)
Net loss per share – diluted	$(0.02)	$(0.05)

Weighted average shares outstanding – basic	56,357,846	46,700,850
Weighted average shares outstanding – diluted	56,357,846	46,700,850

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(1,039,656)	$(2,167,459)
Other comprehensive income (loss):
Foreign currency translation adjustments	(557,825)	(346,430)
Change in fair value of interest rate swap	56,216	65,278

Other comprehensive loss	(501,609)	(281,152)

Comprehensive loss	(1,541,265)	(2,448,611)
Comprehensive loss allocated to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	13,575	12,414
Comprehensive income attributable to other noncontrolling interests	(2,611)	(10,831)

Comprehensive loss attributable to Strategic Storage Trust, Inc.	$(1,530,301)	$(2,447,028)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2013	56,136,435	$56,136	$487,032,573	$(107,090,016)	$(69,376,201)	$(1,615,743)	$309,006,749	$7,972,157	$316,978,906
Offering costs	—	—	(4,714)	—	—	—	(4,714)	(34,495)	(39,209)
Distributions ($0.70 per share)	—	—	—	(9,726,674)	—	—	(9,726,674)	—	(9,726,674)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(108,530)	(108,530)
Issuance of shares for distribution reinvestment plan	440,237	440	4,512,209	—	—	—	4,512,649	—	4,512,649
Reduction of noncontrolling interests through additional investment	—	—	(2,335,549)	—	—	—	(2,335,549)	(5,525,882)	(7,861,431)
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	2,120,000	2,120,000
Stock based compensation expense	—	—	6,497	—	—	—	6,497	—	6,497
Net loss attributable to Strategic Storage Trust, Inc.	—	—	—	—	(1,033,683)	—	(1,033,683)	—	(1,033,683)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	(5,973)	(5,973)
Foreign currency translation adjustment	—	—	—	—	—	(557,825)	(557,825)	—	(557,825)
Change in fair value of interest rate swap	—	—	—	—	—	56,216	56,216	—	56,216

Balance as of March 31, 2014	56,576,672	$56,576	$489,211,016	$(116,816,690)	$(70,409,884)	$(2,117,352)	$299,923,666	$4,417,277	$304,340,943

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,039,656)	$(2,167,459)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	6,780,594	7,180,117
Noncash interest expense	(16,612)	41,363
Expense related to issuance of restricted stock	6,497	6,373
Equity in income of unconsolidated joint ventures	(199,857)	(203,478)
Distributions from unconsolidated joint ventures	236,100	217,172
Foreign currency exchange loss	264,581	111,460
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	1,180,627	181,543
Other assets	153,128	342,849
Accounts payable and other accrued liabilities	(745,869)	(521,653)
Due to affiliates	(345,943)	(1,184,689)

Net cash flows provided by operating activities	6,273,590	4,003,598

Cash flows from investing activities:
Purchase of real estate	(11,585,000)	—
Additions to real estate facilities	(365,738)	(1,233,691)
Development and construction of real estate facilities	(1,447,448)	(2,624,782)
Deposits on acquisitions of real estate facilities	(226,283)	(100,000)
Additional investment in noncontrolling interests	(5,741,431)	—

Net cash flows used in investing activities	(19,365,900)	(3,958,473)

Cash flows from financing activities:
Proceeds from issuance of secured debt	—	4,489,051
Principal payments on secured debt	(1,076,412)	(856,809)
Repayment of secured debt	—	(7,928,861)
Deferred financing costs	(198,545)	(132,670)
Gross proceeds from issuance of common stock	—	12,314,355
Offering costs	(39,209)	(1,407,123)
Redemptions of common stock	—	(3,314,294)
Distributions paid	(5,195,123)	(4,460,503)
Distributions paid to noncontrolling interests	(93,807)	(68,522)
Escrow receivable	—	405,890
Due to affiliates	54,325	282,715

Net cash flows used in financing activities	(6,548,771)	(676,771)

Effect of exchange rate changes on cash	(28,660)	(31,335)

Decrease in cash and cash equivalents	(19,669,741)	(662,981)
Cash and cash equivalents, beginning of period	39,603,949	13,998,391

Cash and cash equivalents, end of period	$19,934,208	$13,335,410

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$4,709,627	$4,618,387
Interest capitalized	$79,150	$124,791
Distributions payable	$3,389,509	$2,805,381
Issuance of shares pursuant to distribution reinvestment plan	$4,512,649	$3,521,241
Issuance of limited partnership units in our Operating Partnership in connection with additional investment in noncontrolling interests	$2,120,000	$—
Foreign currency translation adjustment – Real estate facilities, net	$(1,507,440)	$(651,557)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of March 31, 2014, we owned 98.87% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.03%) and unaffiliated third parties (1.10%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2014, we had sold approximately 54.5 million shares of common stock for gross proceeds of approximately $554 million under all of our offerings.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives to create stockholder liquidity. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of any strategic alternatives will result in any particular outcome. In anticipation of potential strategic alternatives, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares that were offered pursuant to the Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% non-voting equity interest in our Dealer Manager.

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to a distribution limit and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 8). The distribution for the Class D units was initially zero and remained at zero through March 31, 2014. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of March 31, 2014, we owned 125 self storage facilities (124 were wholly owned and one was 98% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 79,455 units and approximately 10.4 million rentable square feet. As of March 31, 2014, we also had noncontrolling interests in two additional self storage facilities. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

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

Reclassifications

Certain amounts previously reported in our 2013 financial statements have been reclassified to conform to the fiscal 2014 presentation.

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

March 31, 2014

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2014 and December 31, 2013, we had entered into contracts/interests that were deemed to be variable interests in VIEs; those variable interests included both lease agreements and equity investments. We evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

As of December 31, 2013, we had an equity interest in a self storage property located in San Francisco, California (“SF property”) which was deemed to be a VIE of which we were the primary beneficiary. As such, the SF property was consolidated in our consolidated financial statements since the date we first acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF property, bringing our then total interest to approximately 12%. The SF property is owned by a Delaware Statutory Trust (DST), and by virtue of the trust agreement the investors in the trust did not have the direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) had also entered into a lease agreement for the SF property, in which the REIT I Operating Partnership was the tenant, which exposed it to losses of the VIE that could be significant to the VIE and also allowed it to direct activities of the VIE that determined its economic performance by means of its operation of the leased facility. In connection with the REIT I merger, our Sponsor entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we were deemed to be the primary beneficiary, as our Sponsor was not deemed to have a variable interest in the SF property.

During January and February 2014, we acquired an additional approximately 86% of interests in the SF property from approximately 45 third-party sellers bringing our total interest to approximately 98%. Given that we had consolidated the SF property since we acquired the original interest, the current quarter acquisition of interests was treated as an acquisition of noncontrolling interests and the SF property is now consolidated as a majority owned subsidiary whereas we previously consolidated it as a VIE. For additional discussion, see Note 3.

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

March 31, 2014

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first three months of 2014. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2014 and 2013, we expensed approximately $0.7 million and $0.1 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of March 31, 2014 and December 31, 2013, no impairment losses have been recognized.

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

Investments representing passive preferred equity and/or noncontrolling interests are accounted for under the cost method. Under the cost method, our investments in real estate ventures are carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Through mergers with REIT I and REIT II in 2009, we acquired preferred equity and/or noncontrolling interests in unconsolidated joint ventures all of which were deemed to be VIEs. We currently have two such interests and have evaluated each against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. One of those investments is a passive or limited partner interest in two self storage facilities (such properties are owned by a DST, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about its significant activities) and is therefore accounted for under the cost method; our aggregate investment therein is approximately $0.1 million. Our ownership interest in such investment was approximately 1.49% and our risk of loss is limited to our investment therein.

The other interest is in a net leased industrial property (“Hawthorne property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2014, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $18.8 million loan used to secure the Hawthorne property; the loan has a maturity date of August 1, 2020. As of March 31, 2014, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balances and our guarantee of the secured debt, totaled approximately $27.4 million.

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

March 31, 2014

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2014 and December 31, 2013, accumulated amortization of in-place lease intangibles totaled approximately $46.3 million and $44.6 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2014 and December 31, 2013, accumulated amortization of deferred financing costs totaled approximately $6.1 million and $5.9 million, respectively.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three months ended March 31, 2014 and 2013, we recorded a loss of approximately $265,000 and $111,000, respectively.

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

March 31, 2014

counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we present herein are indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related assets and investments in unconsolidated joint ventures and related liabilities assumed and equity consideration related to our acquisitions. The fair values of these assets, liabilities and equity consideration were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets, liabilities and equity consideration as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, customer accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at March 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$311,141,708	$299,850,852	$311,362,132	$300,894,201

As of March 31, 2014, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2014, we had approximately $247,000 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

March 31, 2014

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for Federal income tax purposes. We have concluded that there are no significant uncertain tax positions requiring recognition or disclosure in our consolidated financial statements.

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

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For each of the three months ended March 31, 2014 and 2013, 6,250 shares, of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 3. Southwest Colonial, DST and USA SF Self Storage, DST Acquisitions

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

USA SF Self Storage, DST

During January and February 2014, we through an indirect wholly-owned subsidiary, closed on the purchase of an additional approximately 86% in beneficial interests (the “SF Interests”) in USA SF Self Storage, DST (the “SF DST”), a Delaware Statutory Trust sponsored by our Sponsor, from approximately 45 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. The agreed upon purchase price of the property relating to the SF Interests acquired was approximately $20 million.

The acquisition brought our ownership of the SF DST to approximately 98%, including approximately 12% that we acquired previously in unrelated transactions (See Note 2). The consideration provided was primarily in the form of approximately $5.7 million in cash, an assumption of the pro rata debt of approximately $10.2 million and the issuance of approximately 245,000 limited partnership units in our Operating Partnership. We paid our Advisor approximately $0.2 million in acquisition fees in connection with these acquisitions.

SF DST, owns a self storage facility located in San Francisco with an aggregate of approximately 1,120 units and 76,000 rentable square feet.

SF DST leases its property to a master tenant (the “REIT I Tenant”) on a triple-net basis pursuant to a master lease (the “San Francisco Lease”) that had an original term of ten years and will expire on December 19, 2016. The REIT I Tenant is a wholly-owned subsidiary of us. Under the San Francisco Lease, the REIT I Tenant is required to pay a stated monthly rent equivalent to the monthly debt service payment under the loan, which is paid directly to the lender on behalf of the SF DST, a monthly stated rent, and certain annual bonus rent per the terms of the San Francisco Lease. As a SF DST interest holder, we are entitled to our pro rata share of the total rent less the debt service under the loan.

As of March 31, 2014, the SF DST had net real estate assets of approximately $16.5 million, approximately $10.1 million of secured debt and approximately $0.1 million of noncontrolling interest related to this entity. Such assets are only available to satisfy the obligations of the SF DST. The lenders of the secured debt have no recourse to other Company assets.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2014:

Real estate facilities
Balance at December 31, 2013	$694,138,787
Facility acquisitions	10,305,000
Impact of foreign exchange rate changes	(1,507,440)
Improvements and additions	317,331

Balance at March 31, 2014	$703,253,678

Accumulated depreciation
Balance at December 31, 2013	$(46,432,155)
Depreciation	(4,669,073)

Balance at March 31, 2014	$(51,101,228)

The following table summarizes the preliminary purchase price allocation for our acquisitions for the three months ended March 31, 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2014 Revenue(2)	2014 Property Operating Income(2)(3)
Hampton II – VA	3/5/2014	$5,930,000	$770,000	$6,700,000	$52,432	$32,266
Chandler – AZ	3/27/2014	4,375,000	510,000	4,885,000	6,114	3,422

Total		$10,305,000	$1,280,000	$11,585,000	$58,546	$35,688

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2014, as further evaluations are completed and additional information is received from third parties.

The above properties were acquired from unaffiliated third parties and were purchased entirely with cash. Total acquisition fees paid to our Advisor for the three months ended March 31, 2014 were approximately $0.5 million.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	March 31, 2014	December 31, 2013	Interest Rate	Maturity Date
Montgomery	$2,673,161	$2,693,364	6.42%	7/1/2016
Seabrook	4,424,518	4,444,137	5.73%	1/1/2016
Greenville	2,217,170	2,226,986	5.65%	3/1/2016
Kemah	8,698,412	8,732,981	6.20%	6/1/2016
Memphis	2,454,753	2,465,045	5.67%	12/1/2016
Tallahassee	7,420,765	7,446,178	6.16%	8/1/2016
Houston	1,970,954	1,981,095	5.67%	2/1/2017
San Francisco	10,220,127	10,256,163	5.84%	1/1/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,506,686	1,511,958	5.72%	6/1/2017
Pearland	3,426,920	3,438,473	5.93%	7/1/2017
Daphne	1,338,755	1,381,213	5.47%	8/1/2020
Mesa	2,949,918	2,968,060	5.38%	4/1/2015
Riverdale (1)	4,800,000	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan (2) (3)	30,914,630	31,044,708	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada (4)	5,891,665	6,144,911	5.22%	5/15/2014
Citi Loan (5)	27,971,458	28,077,873	5.77%	2/6/2021
Bank of America Loan – 1 (6)	4,300,785	4,321,842	5.18%	11/1/2015
Bank of America Loan – 2 (7)	6,516,842	6,548,748	5.18%	11/1/2015
Bank of America Loan – 3 (8)	11,713,354	11,770,704	5.18%	11/1/2015
Prudential – Long Beach (9)	6,506,700	6,533,640	5.27%	9/5/2019
SF Bay Area – Vallejo (10)	4,269,522	4,295,098	6.04%	6/1/2014
Citi Las Vegas Loan (11)	7,404,539	7,434,590	5.26%	6/6/2021
ING Loan (12)	21,182,173	21,265,500	5.47%	7/1/2021
Ladera Ranch	6,656,252	6,691,304	5.84%	6/1/2016
Las Vegas V	1,618,517	1,628,783	5.02%	7/1/2015
Mississauga (13) – Ontario, Canada	6,539,491	6,763,769	5.00%	10/31/2014
Chantilly (14)	3,407,609	3,421,797	4.75%	6/6/2022
Brampton (15) – Ontario, Canada	6,267,916	6,482,879	5.25%	6/30/2016
Citi Stockade Loan – 1 (16)	18,200,000	18,200,000	4.60%	10/1/2022
KeyBank CMBS Loan (17)	30,840,245	30,960,278	4.65%	11/1/2022
Citi Stockade Loan – 2 (18)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan – 4 (19)	6,374,856	6,394,362	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan (20)	3,000,000	3,000,000	4.08%	3/6/2023
KeyBank Revolver (21)	71,000,000	71,000,000	1.66%	10/25/2016
John Hancock Loan (22)	16,611,506	16,682,984	6.36%	6/1/2018
Net fair value adjustment	897,225	913,837

Total secured debt	$389,549,924	$391,285,760

(1)	On April 28, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver (see Note 11).
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.0% (subject to a reduction in certain circumstances). The rate in effect at March 31, 2014 was 5.22%. This loan was refinanced in May 2014, thereby extending the maturity date to April 15, 2017 (see Note 11).

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(5)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of March 31, 2014 was approximately $49.9 million. Such amounts are only available to satisfy the obligations of this loan.
(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)	On May 1, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver (see Note 11).
(11)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of March 31, 2014 was approximately $9.0 million. Such amounts are only available to satisfy the obligations of this loan.
(12)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(13)	In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of March 31, 2014).
(14)	The net book value of the Chantilly property as of March 31, 2014 was approximately $6.8 million. Such amounts are only available to satisfy the obligations of this loan.
(15)	In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of March 31, 2014).
(16)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of March 31, 2014 was approximately $34.2 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers nine properties (Los Angeles—La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area—Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of March 31, 2014 was approximately $41.1 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of March 31, 2014 was approximately $36.6 million. Such amounts are only available to satisfy the obligations of this loan.
(19)	This loan encumbers the Ridgeland and Canton properties.
(20)	This loan encumbers the Morgan Hill property. The net book value of the encumbered property as of March 31, 2014 was approximately $5.2 million. Such amount is only available to satisfy the obligations of this loan.
(21)	On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and five other previously unencumbered properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston and Phoenix I). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 1.66% as of March 31, 2014. The interest rate swap with a notional amount of $45 million that was originally entered into in connection with the Second Restated KeyBank Loan remains outstanding; inclusive of the interest rate swap, the effective fixed interest rate as of March 31, 2014 was approximately 2.4%. For additional discussion, see “KeyBank Revolver” below.
(22)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

As of March 31, 2014 and December 31, 2013, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $645 million and $647 million, respectively.

KeyBank Revolver

On October 28, 2013, we, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), obtained a revolving loan from KeyBank, National Association (“KeyBank”) for borrowings up to $75 million (as amended, the “KeyBank Revolver”). The initial amount funded at closing was $71 million (the “Initial Draw”), $45 million of which was used to pay off the outstanding principal amount under the Second Restated KeyBank Loan, and thereby release the 12 properties comprising the Homeland Portfolio that were serving as collateral for the Second Restated KeyBank Loan (discussed below), and approximately $26 million of which was used to partially fund the acquisition of three properties in Knoxville, Tennessee and one in Montgomery, Alabama (the “Knoxville Portfolio”). It is anticipated that future draws on the KeyBank Revolver will be used to help fund our future acquisitions of self storage facilities and for other general corporate purposes.

During the first quarter of 2014 the aggregate commitment under the Keybank Revolver was increased from $75 million to $100 million. In addition, there is now a total of four participating lenders.

The KeyBank Revolver has an initial term of three years, maturing on October 25, 2016, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Revolver (the “Credit Agreement”). Payments due pursuant to the KeyBank Revolver are interest-only for the life of the loan. The KeyBank Revolver bears interest at the Borrower’s option of either the Alternate Base Rate plus the Applicable Rate or the Adjusted LIBO Rate plus the Applicable Rate (each as defined in the Credit Agreement). The Applicable Rate will vary based on our total leverage ratio. We have elected the Adjusted LIBO Rate plus the Applicable Rate to apply to our balance outstanding. The $45 million interest rate swap originally purchased in connection with the Second Restated KeyBank Loan will remain in place through December 24, 2014, thus fixing the rate on $45 million at approximately 2.4%, assuming the Applicable Rate remains constant.

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

March 31, 2014

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

We were required to purchase an interest rate swap with a notional amount of $45 million, which required us to pay an effective fixed interest rate of approximately 5.41% on the hedged portion of the debt. For the remaining amount outstanding, under the terms of the Second Restated KeyBank Loan, our Operating Partnership had the option of selecting one of three variable interest rates which had applicable spreads.

The Second Restated KeyBank Loan was paid in full on October 28, 2013 with proceeds from the KeyBank Revolver.

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2014:

2014	$9,761,651
2015	31,013,997
2016	123,634,534
2017	49,415,409
2018	19,074,211
2019 and thereafter	155,752,897

Total payments (1)	388,652,699
Unamortized fair value adjustment	897,225

Total	$389,549,924

(1)	This table reflects both the revised terms of the Dufferin – Toronto Loan and the refinance of the Riverdale and SF Bay Area – Vallejo loans through the KeyBank Revolver. See Note 11 for additional discussion.

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2014 was approximately 5.4%.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there were none during the three months ended March 31, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $247,000 will be reclassified as an increase to interest expense.

As of March 31, 2014, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$246,835	Accounts payable and accrued liabilities	$303,051

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of March 31, 2014, we had not posted any collateral.

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $253,000. If we had breached any of these provisions at March 31, 2014, we could have been required to settle our obligations under the agreements at their termination value of approximately $253,000.

Note 7. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitled our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and entitles our Advisor to specified fees upon the investment of funds in real estate properties, among other services and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Advisory Agreement

We currently do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that these expenses did not exceed 15% of gross proceeds from the Offering. In addition, certain organization and offering costs of the Offering were paid by our Advisor on our behalf and reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Our Advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeds $500 million, the monthly asset management fee shall be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Advisory Agreement), including payment of the fee, is greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Advisor’s permanent waiver of certain asset management fees). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions are equal to 2.0% of the gross revenues from the properties and are paid to affiliates of our Sponsor. Under our Advisory Agreement, and our articles of incorporation, as amended, our Advisor may receive disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Advisor provides substantial assistance in connection with the sale. The disposition fees paid to our Advisor are subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three months ended March 31, 2013). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the three months ended March 31, 2014, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

On March 28, 2014, in a series of related transactions, we entered into an amended and restated advisory agreement (the “Third Amended and Restated Advisory Agreement”) and an amended and restated limited partnership agreement (the “Second Amended and Restated Limited Partnership Agreement”), and REIT I and REIT II entered into amendments to their respective operating partnership agreements, (the “REIT I OP Agreement Amendment” and the “REIT II OP Agreement Amendment,” respectively). REIT I and REIT II are each wholly-owned by our Operating Partnership.

The Third Amended and Restated Advisory Agreement with our Advisor and our Operating Partnership amended and superseded the Second Amended and Restated Advisory Agreement. Pursuant to the Third Amended and Restated Advisory Agreement, provisions related to various subordinated fees that would be due to our Advisor upon the occurrence of certain events have been removed from such agreement and are now included in the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership. Additionally, our Operating Partnership is now a party to the Third Amended and Restated Advisory Agreement and has provided customary representations and warranties, and certain provisions of the Second Amended and Restated Limited Partnership Agreement are incorporated into the Third Amended and Restated Advisory Agreement.

The Second Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Advisor amended and superseded the First Amended and Restated Limited Partnership Agreement. Pursuant to the Second Amended and Restated Limited Partnership Agreement, our Advisor and the advisors to REIT I and REIT II have each been granted a special limited partnership interest in our Operating Partnership and are each a party to the Second Amended and Restated Limited Partnership Agreement. In addition, provisions related to various subordinated fees that would be due to our Advisor upon the occurrence of certain events have been included in such agreement and are payable as distributions pursuant to our Advisor’s special limited partnership interest. After giving effect to the Second Amended and Restated Limited Partnership Agreement, the REIT I OP Agreement Amendment, and the REIT II OP Agreement Amendment, our Advisor and the advisors to REIT I and REIT II may be entitled to receive various subordinated distributions, each of which are outlined further in the Second Amended and Restated Limited Partnership Agreement, the REIT I OP Agreement Amendment, and the REIT II OP Agreement Amendment, if we (1) list our shares of common stock on a national exchange, (2) terminate our advisory agreement (other than a voluntary termination by mutual assent), (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in such agreements. In the case of each of the foregoing distributions, our Advisor’s receipt of the distribution is subordinate to return of capital to our stockholders plus at least a 6% cumulative, non-compounded return, and our Advisor’s share of the distribution is 5%, 10%, or 15%, depending on the return level to our stockholders. The receipt of the distribution by the advisors to REIT I and REIT II is subordinate to return of capital to the original REIT I and REIT II stockholders plus at least a 7% cumulative, non-compounded return, and such advisors’ share of the distribution is 15%. In addition, our Advisor may be entitled to a one-time cash distribution in the event that we (1) list our shares of common stock on a national exchange, (2) liquidate our portfolio, or (3) enter into an Extraordinary Transaction resulting in a return to our stockholders in excess of an amount per share that will be determined by our independent directors. Such one-time cash distribution will be paid as part of the complete redemption of our Advisor’s special limited partnership interest in our Operating Partnership and will be up to the aggregate amount of all unreturned and unreimbursed capital invested by our Advisor and its affiliates in us, our Operating Partnership, our Advisor and affiliates, relating in any way to our business or our Operating Partnership’s business or any offering.

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

March 31, 2014

Our chief executive officer owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share (which threshold was met in the three months ended March 31, 2013). During the three months ended March 31, 2014 and 2013, property management fees of approximately $65,000 and $25,000, respectively, were recorded relative to the REIT II properties.

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Expensed
Reimbursement of operating expenses(1)	$367,346	$8,145
Asset management fees(2)	1,512,268	1,175,632
Property management fees(3) (4)	1,374,942	1,112,097
Acquisition expenses	508,542	53,609
Additional Paid-in Capital
Selling commissions	—	844,466
Dealer Manager fees	—	361,914
Reimbursement of offering costs	—	112,697

Total	$3,763,098	$3,668,560

(1)	During the three months ended March 31, 2013, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $300,000. Such amounts were waived permanently and accordingly, will not be paid to our Advisor. Such reimbursable indirect costs were not waived by the Advisor during the three months ended March 31, 2014, and totaled approximately $360,000.
(2)	For the three months ended March 31, 2013 our Advisor permanently waived asset management fees related to the Stockade Portfolio of approximately $175,000. Such amounts were waived permanently and accordingly, will not be paid to our Advisor. Such asset management fees were not waived by the Advisor during the three months ended March 31, 2014, and totaled approximately $175,000.
(3)	During the three months ended March 31, 2013, property management fees include approximately $27,000 of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the three months ended March 31, 2014 and 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees, accounting administrative fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $182,500 and $150,000, respectively, and were waived permanently and accordingly, will not be paid to our Property Manager.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

As of March 31, 2014 and December 31, 2013, we had amounts due to affiliates totaling $1,412,376 and $1,741,518, respectively.

Tenant Reinsurance Program

Beginning in 2011, our Chairman of the Board of Directors, Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities have invested in a Cayman Islands company (the “Reinsurance Company”) that will reinsure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three months ended March 31, 2014 and 2013, we recorded revenue of approximately $0.5 million and $0.4 million, respectively, in connection with this tenant reinsurance program.

Storage Auction Program

During the second quarter of 2013, our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our Property Manager, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company is now approximately nine percent. For the three months ended March 31, 2014 we incurred approximately $34,000 in auction fees with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Initial Offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. On March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan to change the purchase price per share from 95% of the offering price to approximately $10.25 (which resulted in the same price as prior to this amendment and restatement) and make other certain minor revisions related to the closing of our Offering. Our board of directors could set or change the purchase price at any time in its sole and absolute discretion based upon such factors as it deems appropriate.

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

No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of March 31, 2014, we have sold approximately 0.9 million shares through our DRP Offering.

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

March 31, 2014

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

Ground Lease Commitment—SF Bay Area—San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 21 years as of March 31, 2014 and recorded rent expense of approximately $37,000 for each of the three months ended March 31, 2014 and 2013. The lease has minimum lease payments of approximately $100,000, $139,000, $139,000, $139,000, $139,000 and $2,414,000 for the years ending 2014, 2015, 2016, 2017, 2018 and thereafter respectively.

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

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total revenues	$19,407,941	$19,931,208	$21,292,574	$22,503,218	$23,132,944
Total operating expenses	$16,557,885	$16,667,044	$17,229,995	$19,315,207	$19,105,230
Operating income	$2,850,056	$3,264,164	$4,062,579	$3,188,011	$4,027,714
Net loss	$(2,167,459)	$(1,949,099)	$(689,288)	$(2,639,352)	$(1,039,656)
Net loss attributable to the Company	$(2,167,224)	$(1,949,079)	$(693,245)	$(2,637,508)	$(1,033,683)
Net loss per share-basic and diluted	$(0.05)	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Note 11. Subsequent Events

Acquisition

On April 2, 2014, we acquired a parcel of land in Toronto, Canada for $3.8 million Canadian dollars from an unaffiliated third party. We intend to develop the land into a self storage facility with approximately 870 units and 78,000 rentable square feet.

We incurred acquisition fees due to our Advisor of approximately $0.1 million in connection with the above acquisition.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Dufferin – Toronto – Ontario, Canada Loan

On May 6, 2014, we refinanced the loan encumbering the Dufferin property, thereby extending the maturity date from May 15, 2014 to April 15, 2017. The loan now bears interest at a variable rate, based on the bank’s index rate, plus 3% per annum. The loan contains a number of other customary terms and covenants.

Keybank Revolver Funding

Subsequent to March 31, 2014, we borrowed an additional $18 million on the KeyBank Revolver, bringing the total outstanding amount borrowed to $89 million. In addition to those properties encumbered as of March 31, 2014, we added as encumbered properties Riverdale, Hampton II, Chandler and SF Bay Area -Vallejo. The proceeds of the borrowings were used to repay the previously outstanding mortgage of approximately $4.8 million on the Riverdale property, the previously outstanding mortgage of approximately $4.3 million on the SF Bay Area -Vallejo property and for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

Strategic Storage Trust, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust, Inc.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2014, we had sold approximately 54.5 million shares of common stock for gross proceeds of approximately $554 million under all of our offerings.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives to create stockholder liquidity. Our management and our board of directors are also exploring the possibility of becoming self-administered. However, there can be no assurance that the exploration of any strategic alternatives will result in any particular outcome. In anticipation of potential strategic alternatives, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013.

As of March 31, 2014, we owned 125 self storage facilities (124 were wholly owned and one was 98% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 79,455 units and approximately 10.4 million rentable square feet. As of March 31, 2014, we also had noncontrolling interests in two additional self storage facilities. Additionally, we have an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to the Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% beneficial non-voting equity interest in our Dealer Manager.

Strategic Storage Operating Partnership, L.P. (our “Operating Partnership”) was formed on August 14, 2007. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Sponsor”), was the sponsor of our Offering. Our Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Sponsor owns a majority of Strategic Storage Holdings, LLC, which is the sole member of our advisor, Strategic Storage Advisor, LLC (our “Advisor”), and our property manager Strategic Storage Property Management, LLC (our “Property Manager”).

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

As of March 31, 2014, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)(1)		% of Total Rentable Sq. Ft.	Physical Occupancy %(2)		Climate- Controlled %(3)	Rental Income %(4)
Alabama (5)	3	1,615	213,600		2.1%	78.4%		62.3%	1.9%
Arizona	5	2,455	294,900		2.8%	85.5%		26.8%	1.9%
California (5) (10)	9	7,500	925,800		8.9%	89.7%		17.6%	15.0%
Florida	10	7,750	877,000		8.4%	83.5%		44.7%	9.6%
Georgia	22	12,990	1,708,900		16.4%	81.0%		52.3%	13.1%
Illinois	4	2,455	394,000	(6)	3.8%	89.9%		1.8%	3.8%
Kentucky	5	2,870	415,700		4.0%	87.2%		2.0%	3.5%
Mississippi	3	1,495	224,300		2.1%	79.5%		24.3%	1.9%
Nevada	8	4,735	639,000		6.2%	87.2%		60.0%	5.0%
New Jersey	6	4,660	445,400		4.3%	84.2%		62.2%	7.6%
New York	1	700	82,800		0.8%	83.0%		20.2%	0.9%
North Carolina	3	1,560	207,600		2.0%	89.0%		17.8%	1.6%
Ontario, Canada (7) (9)	4	3,695	411,600		4.0%	67.2	%(8)	71.7%	3.1%
Pennsylvania	4	2,210	285,700		2.8%	76.1%		10.6%	2.5%
South Carolina	13	7,235	998,800		9.6%	85.7%		24.9%	8.8%
Tennessee	4	2,695	411,700		4.0%	86.1%		38.5%	2.7%
Texas	15	9,055	1,428,300		13.8%	86.2%		18.9%	12.4%
Virginia	6	3,780	415,400		4.0%	85.0%		43.0%	4.7%

Total	125	79,455	10,380,500		100%	84.3%		34.9%	100%

(1)	Includes all rentable square feet consisting of storage spaces, parking (approximately 1,235,000 square feet) and commercial office units.
(2)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2014.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of March 31, 2014 for each state.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of March 2014.
(5)	The following are excluded: the interests owned in the Montgomery County Self Storage, DST properties and the Hawthorne property.
(6)	Includes approximately 38,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(7)	As of March 31, 2014, the Pickering property was under development, thus the related occupancy statistics exclude this property.
(8)	Included in the occupancy calculation for Ontario, Canada are the Mississauga and Brampton properties, which were 75% and 38% occupied, respectively, as of March 31, 2014. The construction on the Mississauga property was fully completed in December 2012 and the construction on the Brampton property was completed in July 2013.
(9)	All of these Canadian properties are located within the greater Toronto metropolitan area.
(10)	Includes the SF property in which we have an approximately 98% ownership.

The map below shows the geographic location of our self storage portfolio as of March 31, 2014.

The weighted average capitalization rate at acquisition for our 124 wholly-owned self storage facilities as of March 31, 2014 was approximately 7.18% (7.49% for the 98 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition). We also had three properties (the Mississauga, Brampton and Pickering properties) that were under development at acquisition). Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

As of March 31, 2014 and 2013, we owned 125 and 110 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2014 and 2013 as listed below.

•	In the three months ended March 31, 2014 we acquired two self storage facilities for consideration of approximately $12 million. In the three months ended March 31, 2013, we did not acquire any facilities.

•	The three months ended March 31, 2014 includes activity related to the 12 self storage facilities that were acquired between April 1, 2013 and December 31, 2013 for consideration of approximately $82 million.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Self Storage Rental Revenue

Rental revenue for the three months ended March 31, 2014 was approximately $22.4 million, as compared to rental revenue for the three months ended March 31, 2013 of approximately $18.8 million, an increase of approximately $3.6 million or 19%. The increase in rental revenue arose primarily from the 13 operating properties acquired in 2013 and 2014 and two Canadian development properties that were in lease-up (approximately $2.2 million) and an increase in same-store rental revenue (approximately $1.4 million or 7.6%; excluding the Homeland Portfolio such same-store increases would have been approximately $1.1 million or 6.5%). We expect rental revenue to increase in future periods as we have a full period of results from our 2014 acquisitions and commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended March 31, 2014 was approximately $0.7 million, as compared to ancillary operating revenue for the three months ended March 31, 2013 of approximately $0.6 million, an increase of $0.1 million or 15%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue. We expect ancillary operating revenue to increase in future periods as we have a full period of results from our 2014 acquisitions and commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2014 were approximately $7.8 million (approximately 33.7% of total revenues) as compared to property operating expenses for the three months ended March 31, 2013 of approximately $6.7 million (approximately 34.6% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $0.7 million, arose from the 13 operating properties we acquired in 2013 and 2014 and two Canadian development properties that were in lease-up, and an increase in same-store property operating expenses of approximately $0.4 million, primarily due to more severe weather conditions in the Northeast during 2014 and the resulting increase in utilities and snow removal costs.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2014 were approximately $2.9 million (approximately 12.5% of total revenues) as compared to property operating expenses – affiliates for the three months ended March 31, 2013 of approximately $2.3 million (approximately 11.8% of total revenues). Property operating expenses –

affiliates includes property management fees and asset management fees. The primary increases in property operating expenses – affiliates arose from the increase in the number of self storage facilities we owned (approximately $0.3 million). Additionally, during the first quarter of 2013 our Advisor permanently waived certain asset management fees due pursuant to the advisory agreement totaling approximately $0.2 million. Such asset management fees were not waived during the first quarter of 2014 and approximately $0.2 million of such fees were therefore recorded, thus causing a commensurate increase in property operating expenses—affiliates. Property operating expenses – affiliates as a percentage of revenues increased by approximately 0.7% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the asset management fee change noted above. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2014 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses were approximately $1.2 million for the three months ended March 31, 2014 as compared to general and administrative expenses for the three months ended March 31, 2013 of approximately $0.7 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. During the first quarter of 2013 our Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the advisory agreement totaling approximately $0.3 million. Such reimbursable costs were not waived during the first quarter of 2014 and approximately $0.4 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses. The remaining increase in general and administrative expenses is primarily due to costs incurred associated with website related costs and an increase in professional services and brand promotion related costs. We expect general and administrative expenses to increase in future periods as we acquire additional self storage facilities, but expect such expenses to decrease as a percentage of total revenues.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2014 were approximately $6.5 million, compared to approximately $6.8 million for three months ended March 31, 2013. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized. We expect depreciation and amortization expenses to increase in future periods as we have a full period of results from our 2014 acquisitions and commensurate with our future acquisition activity.

Property Acquisition Expenses

Property acquisition expense for the three months ended March 31, 2014 were approximately $0.7 million, as compared to approximately $0.1 million for the three months ended March 31, 2013. The increase in property acquisition expenses primarily arose from acquiring two properties and the acquisition of an additional 86% interest in the SF DST during the three months ended March 31, 2014 as compared to no acquisitions during the three months ended March 31, 2013. We expect property acquisition expenses to fluctuate commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2014 was approximately $4.6 million, as compared to interest expense of approximately $4.7 million for the three months ended March 31, 2013. The decrease in interest expense is the net result of a decrease of approximately $0.4 million attributable to the refinance of the Second Restated KeyBank Loan to the KeyBank Revolver, off-set primarily by increased interest expense related to 2013 acquisitions.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended March 31, 2014 was approximately $0.3 million, as compared to approximately $0.4 million for the three months ended March 31, 2013. The decrease of approximately $0.1 million primarily relates to higher expense associated with Second Restated KeyBank Loan in the prior period as compared to the current expense associated with the KeyBank Revolver.

Other Expense

Other expense for the three months ended March 31, 2014 was approximately $0.4 million, as compared to approximately $0.2 million for the three months ended March 31, 2013. The increase of approximately $0.2 million primarily relates to increased foreign currency exchange losses and, to a lesser extent, increased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2013, excluding our two Canadian properties that were in lease-up during the periods) for the three months ended March 31, 2014 and 2013. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Revenue (1)	$20,733,548	$19,267,854	7.6%	$2,399,396	$140,087	N/M	$23,132,944	$19,407,941	19.2%
Property operating expenses (2)	8,176,775	7,656,380	6.8%	990,907	168,998	N/M	9,167,682	7,825,378	17.2%

Operating income	$12,556,773	$11,611,474	8.1%	$1,408,489	$(28,911)	N/M	$13,965,262	$11,582,563	20.6%

Number of facilities (3)	109	109		16	2		125	111
Rentable square feet (4)	9,059,500	9,059,500		1,321,000	210,300		10,380,500	9,269,800
Average physical occupancy (5)	83.5%	80.6%		N/M	N/M		83.2%	80.1%
Annualized rent per occupied square foot (6)	$9.99	$9.75		N/M	N/M		$9.96	$9.77

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.
(3)	The SF property is included in the same-store facilities.
(4)	Of the total rentable square feet parking represented approximately 1,234,000 and 1,098,000, respectively as of March 31, 2014 and 2013. On a same-store basis, for the same periods, parking represented approximately 1,100,000 square feet.
(5)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(6)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

Our increase in same-store revenue of approximately $1.5 million was primarily the result of increased average physical occupancy of approximately 290 basis points combined with increased rent per occupied square foot of approximately 2.5% for the three months ended March 31, 2014 over the three months ended March 31, 2013. The Homeland Portfolio increased average occupancy by approximately 9% and contributed approximately $0.3 million to the increase in same-store revenue, which was a 21% increase in revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Our same-store property operating expenses increased by approximately $0.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to increases primarily related to severe weather conditions (increased cost of utilities and snow removal) of approximately $0.3 million.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 6.5% and 5.9%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 84% and 82%, for the three months ended March 31, 2014 and 2013 respectively. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $10.20 and $9.96, for the three months ended March 31, 2014 and 2013, respectively.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Our board of directors is in the process of determining which liquidity event, if any, is in the best interests of us and our stockholders (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction). We expect to achieve a liquidity event within three years, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our Offering has been completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance now that our Offering has been completed and we expect our acquisition activity over the near term to be less vigorous, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance now that our Offering has been completed and we expect our acquisition activity over the near term to be less vigorous, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other potential offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net loss attributable to Strategic Storage Trust, Inc.	$(1,033,683)	$(2,167,224)
Add:
Depreciation	4,740,574	3,993,412
Amortization of intangible assets	1,663,256	2,689,992
Deduct:
Adjustment for noncontrolling interests	(71,250)	(92,243)

FFO	5,298,897	4,423,937
Other Adjustments:
Acquisition expenses(1)	745,651	76,585
Amortization of fair value adjustments of secured debt(2)	(16,612)	41,363
Realized and unrealized losses on foreign exchange holdings(3)	264,581	111,460
Adjustment for noncontrolling interests	(12,306)	(12,817)

MFFO	$6,280,211	$4,640,528

(1)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(2)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes or seller notes issued, as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.
(3)	These amounts primarily relate to transactions with our non-U.S. functional currency entities. The amounts are the result of fluctuations between the U.S. dollar and the Canadian dollar. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing hedge and foreign exchange risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $0.3 million and $0.4 million was recognized as interest expense for the three months ended March 31, 2014 and 2013, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended		Change
	March 31, 2014	March 31, 2013
Net cash flow provided by (used in):
Operating activities	$6,273,590	$4,003,598	$2,269,992
Investing activities	(19,365,900)	(3,958,473)	(15,407,427)
Financing activities	(6,548,771)	(676,771)	(5,872,000)

Cash flows provided by operating activities for the three months ended March 31, 2014 and 2013 were approximately $6.3 million and $4.0 million, respectively, an increase in cash provided by operations of approximately $2.3 million. The increase in cash provided is the result of an improvement in our net loss, as adjusted for depreciation and amortization of $0.7 million and other changes in working capital.

Cash flows used in investing activities for the three months ended March 31, 2014 and 2013 were approximately $19.4 million and $4.0 million, respectively, an increase in the use of cash of approximately $15.4 million. The increase in cash used primarily relates to an increase in the purchase of real estate of approximately $11.6 million and the use of approximately $5.7 million related to the acquisition of additional noncontrolling interests, off-set by decreases in development and construction and additions to real estate facilities of approximately $1.2 million and $0.9 million respectively.

Cash flows used in financing activities for the three months ended March 31, 2014 and 2013 were approximately $6.5 million and $0.7 million, respectively, an increase of approximately $5.9 million. The increase in cash used in financing activities over the prior period primarily relates to the termination of the Offering, the decrease in the net offering proceeds was approximately $10.9 million, off-set by a reduction of $3.3 million related to the termination of the share redemption program and an additional net reduction of approximately $3.2 million related to debt repayments and proceeds from new issuances of debt.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
Distributions paid in cash	$5,195,123		$19,276,713
Distributions reinvested	4,512,649		15,794,890

Total distributions	$9,707,772		$35,071,603

Source of distributions
Cash flows provided by operations	$6,273,590	64.6%	$19,306,141	55.0%
Offering proceeds from distribution reinvestment plan	3,434,182	35.4%	15,765,462	45.0%

Total sources	$9,707,772	100.0%	$35,071,603	100.0%

Cash flows provided by operations for the three months ended March 31, 2014 and the year ended December 31, 2013, include approximately $0.7 million and $2.9 million, respectively, of acquisition related expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock through our DRP Offering.

From our inception through March 31, 2014, we incurred cumulative distributions of approximately $116.8 million, as compared to cumulative FFO of approximately $24.0 million. For the three months ended March 31, 2014, we incurred distributions of approximately $9.7 million, as compared to FFO of approximately $5.3 million. For the year ended December 31, 2013, we incurred distributions of approximately $35.7 million, as compared to FFO of approximately $17.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2014, we had approximately $388.7 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.9 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of March 31, 2014 was approximately 5.4%. As of March 31, 2014, approximately $89.7 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1) (2)	$97,747,048	$13,690,459	$32,381,594	$19,687,777	$31,987,218
Mortgage principal (1) (2)	388,652,699	9,761,651	154,648,531	68,489,620	155,752,897
Operating leases	3,070,881	100,328	277,830	277,830	2,414,893

Total contractual obligations	$489,470,628	$23,552,438	$187,307,955	$88,455,227	$190,155,008

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	This table reflects both the revised terms of the Dufferin – Toronto Loan and the refinance of the Riverdale and SF Bay Area – Vallejo loans through the KeyBank Revolver. See Note 11 of the Notes to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

Except as disclosed in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2014, our debt consisted of approximately $299 million in fixed rate debt and approximately $89.7 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.9 million). As of December 31, 2013, our debt consisted of approximately $300 million in fixed rate debt and approximately $90.4 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding the portion of our variable rate debt that was effectively fixed through an interest rate swap through December 24, 2014) would increase or decrease future earnings and cash flows by approximately $0.6 million annually.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of March 31, 2014:

	Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt (1)	$3,084,647	$30,827,135	$37,100,972	$44,044,243	$19,074,211	$155,752,897	$289,884,105
Average interest rate	5.42%	5.43%	5.41%	5.30%	5.17%	5.11%	—
Variable rate debt (1) (2)	$6,677,004	$186,862	$86,533,562	$5,371,166	—	—	$98,768,594
Average interest rate	2.26%	2.13%	2.30%	5.22%	—	—	—

(1)	This table reflects both the revised terms of the Dufferin – Toronto Loan and the refinance of the Riverdale and SF Bay Area – Vallejo loans through the KeyBank Revolver. See Note 11 of the Notes to the Consolidated Financial Statements for additional discussion.
(2)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As mentioned above, we had one derivative instrument as of March 31, 2014. Such instrument was a variable to fixed derivative with a notional amount of $45,000,000, which is effective through December 24, 2014. Our average receive rate is one month LIBOR and the average pay rate was 0.9075%.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public in our Primary Offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. As of March 31, 2014, we had issued approximately 54.5 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $554 million. From this amount, we incurred approximately $14.6 million in acquisition fees to our Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $537 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3	Bylaws of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust, Inc. financial information for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: May 15, 2014	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer