Form 10-Q
period 2014-06-30
Strategic Storage Trust, Inc.
filed 2014-08-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2014: 57,175,038, $0.001 par value per share.

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

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$23,726,429	$39,603,949
Real estate facilities:
Land	200,256,893	194,033,413
Buildings	464,046,983	456,372,075
Site improvements	44,898,638	43,733,299

	709,202,514	694,138,787
Accumulated depreciation	(55,971,913)	(46,432,155)

	653,230,601	647,706,632
Construction in process	5,067,025	776,804

Real estate facilities, net	658,297,626	648,483,436
Deferred financing costs, net of accumulated amortization	5,593,786	5,798,963
Intangible assets, net of accumulated amortization	8,659,434	10,447,513
Restricted cash	5,997,952	6,506,112
Investments in unconsolidated joint ventures	8,605,395	8,662,363
Other assets	3,208,770	3,777,167

Total assets	$714,089,392	$723,279,503

LIABILITIES AND EQUITY
Secured debt	$398,116,320	$391,285,760
Accounts payable and accrued liabilities	10,179,166	9,917,437
Due to affiliates	1,299,562	1,741,518
Distributions payable	3,312,939	3,355,882

Total liabilities	412,907,987	406,300,597

Commitments and contingencies (Note 8)

Equity:
Strategic Storage Trust, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 57,027,784 and 56,136,435 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	57,027	56,136
Additional paid-in capital	493,801,866	487,032,573
Distributions	(126,730,385)	(107,090,016)
Accumulated deficit	(68,976,663)	(69,376,201)
Accumulated other comprehensive loss	(1,236,683)	(1,615,743)

Total Strategic Storage Trust, Inc. equity	296,915,162	309,006,749

Noncontrolling interest in our Operating Partnership	4,187,359	2,289,379
Other noncontrolling interests	78,884	5,682,778

Total noncontrolling interests	4,266,243	7,972,157

Total equity	301,181,405	316,978,906

Total liabilities and equity	$714,089,392	$723,279,503

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2014	2013	2014	2013
Revenues:
Self storage rental revenue	$23,541,580	$19,249,306	$45,984,948	$38,059,075
Ancillary operating revenue	779,826	681,902	1,469,402	1,280,074

Total revenues	24,321,406	19,931,208	47,454,350	39,339,149

Operating expenses:
Property operating expenses	7,694,942	7,147,282	15,487,682	13,860,563
Property operating expenses – affiliates	2,958,340	2,357,413	5,845,550	4,645,142
General and administrative	932,292	787,778	2,119,515	1,482,540
Depreciation	4,916,734	4,160,092	9,745,884	8,255,628
Intangible amortization expense	1,404,823	2,000,739	3,068,079	4,690,731
Acquisition expenses – affiliates	103,703	53,010	612,245	106,619
Other acquisition expenses	555,443	160,730	792,552	183,706

Total operating expenses	18,566,277	16,667,044	37,671,507	33,224,929

Operating income	5,755,129	3,264,164	9,782,843	6,114,220
Other income (expense):
Interest expense	(4,419,503)	(4,686,164)	(9,039,661)	(9,350,994)
Deferred financing amortization expense	(369,069)	(346,522)	(657,257)	(741,111)
Equity in earnings of real estate ventures	191,016	199,464	391,463	422,835
Other	291,664	(380,041)	(67,807)	(561,508)

Net income (loss)	1,449,237	(1,949,099)	409,581	(4,116,558)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(15,788)	9,657	(7,204)	20,723
Net income attributable to other noncontrolling interests	(228)	(9,637)	(2,839)	(20,468)

Net income (loss) attributable to Strategic Storage Trust, Inc.	$1,433,221	$(1,949,079)	$399,538	$(4,116,303)

Net income (loss) per share – basic	$0.03	$(0.04)	$0.01	$(0.09)
Net income (loss) per share – diluted	$0.03	$(0.04)	$0.01	$(0.09)

Weighted average shares outstanding – basic	56,806,134	48,530,157	56,583,229	47,623,669
Weighted average shares outstanding – diluted	56,809,884	48,530,157	56,586,979	47,623,669

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$1,449,237	$(1,949,099)	$409,581	$(4,116,558)
Other comprehensive income (loss):
Foreign currency translation adjustments	801,037	(499,968)	243,212	(846,398)
Change in fair value of interest rate swap	79,632	92,010	135,848	157,288

Other comprehensive income (loss)	880,669	(407,958)	379,060	(689,110)

Comprehensive income (loss)	2,329,906	(2,357,057)	788,641	(4,805,668)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to the noncontrolling interests in our Operating Partnership	(24,810)	10,941	(11,235)	23,963
Comprehensive income attributable to other noncontrolling interests	(228)	(9,637)	(2,839)	(20,468)

Comprehensive income (loss) attributable to Strategic Storage Trust, Inc.	$2,304,868	$(2,355,753)	$774,567	$(4,802,173)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2013	56,136,435	$56,136	$487,032,573	$(107,090,016)	$(69,376,201)	$(1,615,743)	$309,006,749	$7,972,157	$316,978,906
Offering costs	—	—	(9,938)	—	—	—	(9,938)	(39,385)	(49,323)
Distributions ($0.70 per share)	—	—	—	(19,640,369)	—	—	(19,640,369)	—	(19,640,369)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(222,008)	(222,008)
Issuance of shares for distribution reinvestment plan	891,349	891	9,130,455	—	—	—	9,131,346	—	9,131,346
Reduction of noncontrolling interests through additional investment	—	—	(2,363,697)	—	—	—	(2,363,697)	(5,574,564)	(7,938,261)
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	2,120,000	2,120,000
Stock based compensation expense	—	—	12,473	—	—	—	12,473	—	12,473
Net income attributable to Strategic Storage Trust, Inc.	—	—	—	—	399,538	—	399,538	—	399,538
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	10,043	10,043
Foreign currency translation adjustment	—	—	—	—	—	243,212	243,212	—	243,212
Change in fair value of interest rate swap	—	—	—	—	—	135,848	135,848	—	135,848

Balance as of June 30, 2014	57,027,784	$57,027	$493,801,866	$(126,730,385)	$(68,976,663)	$(1,236,683)	$296,915,162	$4,266,243	$301,181,405

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$409,581	$(4,116,558)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	13,471,220	13,687,470
Noncash interest expense	(50,123)	91,167
Expense related to issuance of restricted stock	12,473	12,224
Equity in income of unconsolidated joint ventures	(390,032)	(402,033)
Distributions from unconsolidated joint ventures	447,000	440,673
Foreign currency exchange (gain) loss	(84,513)	320,443
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	508,160	(1,077,980)
Other assets	359,433	179,600
Accounts payable and other accrued liabilities	398,143	1,121,125
Due to affiliates	(364,431)	(907,482)

Net cash flows provided by operating activities	14,716,911	9,348,649

Cash flows from investing activities:
Purchase of real estate	(15,024,304)	—
Additions to real estate facilities	(1,531,597)	(2,009,284)
Development and construction of real estate facilities	(3,756,382)	(5,590,436)
Deposits on acquisitions of real estate facilities	—	(202,283)
Additional investment in noncontrolling interests	(5,819,331)	—

Net cash flows used in investing activities	(26,131,614)	(7,802,003)

Cash flows from financing activities:
Proceeds from issuance of secured debt	18,000,000	7,491,229
Principal payments on secured debt	(2,067,183)	(1,692,122)
Repayment of secured debt	(9,095,098)	(9,595,526)
Deferred financing costs	(452,778)	(158,854)
Gross proceeds from issuance of common stock	—	43,280,312
Offering costs	(49,323)	(4,611,596)
Redemptions of common stock	—	(6,952,304)
Distributions paid	(10,572,502)	(9,145,590)
Distributions paid to noncontrolling interests	(200,402)	(146,639)
Escrow receivable	—	178,085
Due to affiliates	(54,886)	(69,238)

Net cash flows provided by (used in) financing activities	(4,492,172)	18,577,757

Effect of exchange rate changes on cash	29,355	(65,282)

Increase (decrease) in cash and cash equivalents	(15,877,520)	20,059,121
Cash and cash equivalents, beginning of period	39,603,949	13,998,391

Cash and cash equivalents, end of period	$23,726,429	$34,057,512

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$9,447,299	$9,418,893
Interest capitalized	$340,396	$252,541
Distributions payable	$3,312,939	$2,851,534
Issuance of shares pursuant to distribution reinvestment plan	$9,131,346	$7,264,595
Issuance of limited partnership units in our Operating Partnership in connection with additional investment in noncontrolling interests	$2,120,000	$—
Foreign currency translation adjustment – Real estate facilities, net	$280,453	$(1,667,603)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Our operating partnership, Strategic Storage Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on August 14, 2007. On August 24, 2007, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. As of June 30, 2014, we owned 98.87% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (0.03%) and unaffiliated third parties (1.10%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Our property manager is Strategic Storage Property Management, LLC, a Delaware limited liability company (our “Property Manager”), which was formed in August 2007 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2014, we had sold approximately 55 million shares of common stock for gross proceeds of approximately $558 million under all of our offerings.

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

June 30, 2014

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares that were offered pursuant to the Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% non-voting equity interest in our Dealer Manager.

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to a distribution limit and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 8). The distribution for the Class D units was initially zero, but was set to an annualized rate of $0.70 per unit as of April 1, 2014. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of June 30, 2014, we owned 126 self storage facilities (125 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 80,325 units and approximately 10.5 million rentable square feet. As of June 30, 2014, we also had noncontrolling interests in two additional self storage facilities. Additionally, we had an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant, which was sold on July 31, 2014, see Note 11, Subsequent Events, for additional information.

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

June 30, 2014

Consolidation Considerations for Our Investments in Joint Ventures

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2014 and December 31, 2013, we had entered into contracts/interests that were deemed to be variable interests in VIEs; those variable interests included both lease agreements and equity investments. We evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

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

During January and February 2014, we acquired an additional approximately 86% of interests in the SF property from approximately 45 third-party sellers bringing our total interest to approximately 98%. During May 2014, we acquired an additional approximately 1% from one third-party seller, bringing our current ownership to approximately 99%. Given that we had consolidated the SF property since we acquired the original interest, the acquisition of interests during 2014 were treated as acquisitions of noncontrolling interests and the SF property has since been consolidated as a majority owned subsidiary whereas we previously consolidated it as a VIE. For additional discussion, see Note 3.

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

June 30, 2014

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first six months of 2014. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2014 and 2013, we expensed approximately $0.7 million and $0.2 million, respectively, of acquisition related transaction costs and during the six months ended June 30, 2014 and 2013, we expensed approximately $1.4 and $0.3 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of June 30, 2014 and December 31, 2013, no impairment losses have been recognized.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The other interest is in a net leased industrial property (“Hawthorne Property”) in California with 356,000 rentable square feet leased to a single tenant. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment, including our maximum exposure under the terms of a debt guarantee. We own a 12% interest in Westport LAX LLC, the joint venture that acquired the Hawthorne Property and the carrying value in such investment is approximately $1.3 million. Hawthorne LLC, an affiliate of our Sponsor, owns 78% of Westport LAX LLC, and we have a preferred equity interest in Hawthorne LLC which entitles us to distributions equal to 10% per annum on our investment of approximately $6.9 million and a non-interest bearing receivable of approximately $0.4 million. The preferred equity interest has a redemption date in November 2014, subject to extension at our sole discretion. The preferred equity interest may be called at any time in whole or part by Hawthorne LLC or redeemed at any time by us. The remaining 10% interest in Westport LAX LLC is owned by a third party, who is also the co-manager, along with our Sponsor, of the Hawthorne Property. Such third party is the acting property manager and directs the operating activities of the property that determine its economic performance. We, along with other non-affiliated parties, are guarantors on the approximately $18.7 million loan used to secure the Hawthorne Property; the loan has a maturity date of August 1, 2020. As of June 30, 2014, our maximum exposure to loss as a result of our involvement with this VIE, consisting of our investment balances and our guarantee of the secured debt, totaled approximately $27.3 million. On July 31, 2014 the Hawthorne Property was sold. See Note 11, Subsequent Events, for additional information.

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

June 30, 2014

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2014 and December 31, 2013, accumulated amortization of in-place lease intangibles totaled approximately $47.7 million and $44.6 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2014 and December 31, 2013, accumulated amortization of deferred financing costs totaled approximately $6.5 million and $5.9 million, respectively.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three and six months ended June 30, 2014, we recorded a gain of approximately $350,000 and $85,000, respectively, and, for the three and six months ended June 30, 2013, we recorded a loss of approximately $210,000 and $320,000, respectively.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant-date fair value and the cost to be recognized over the relevant service period.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The table below summarizes our fixed rate notes payable at June 30, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$303,887,408	$289,778,742	$311,362,132	$300,894,201

As of June 30, 2014, we had an interest rate swap on one of our loans (See Notes 5 and 6). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2014, we had approximately $167,000 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

June 30, 2014

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

Per Share Data

Basic earnings per share attributable to the Company for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and six months ended June 30, 2014, 3,750 shares, of unvested restricted stock were included in the diluted weighted average shares. For the three and six months ended June 30, 2013, 3,750 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics is the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

June 30, 2014

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

USA SF Self Storage, DST

During January and February 2014, through an indirect wholly-owned subsidiary, we closed on the purchase of an additional approximately 86% in beneficial interests (the “SF Interests”) in USA SF Self Storage, DST (the “SF DST”), a Delaware Statutory Trust sponsored by our Sponsor, from approximately 45 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. The agreed upon purchase price of the property relating to the SF Interests acquired was approximately $20 million.

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

During May 2014, we acquired an additional approximately 1% in beneficial interests from one third-party seller, bringing our current ownership to approximately 99%. Given that we had consolidated the SF property since we acquired the original interest, the acquisition of interests during 2014 were treated as acquisitions of noncontrolling interests and the SF property is now consolidated as a majority owned subsidiary whereas we previously consolidated it as a VIE.

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

As of June 30, 2014, the SF DST had net real estate assets of approximately $16.5 million, approximately $10 million of secured debt and approximately $0.1 million of noncontrolling interest related to this entity. Such assets are only available to satisfy the obligations of the SF DST. The lenders of the secured debt have no recourse to other Company assets.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note 4. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2014:

Real estate facilities
Balance at December 31, 2013	$694,138,787
Facility acquisitions	13,744,304
Impact of foreign exchange rate changes	280,453
Improvements and additions	1,038,970

Balance at June 30, 2014	$709,202,514

Accumulated depreciation
Balance at December 31, 2013	$(46,432,155)
Depreciation	(9,539,758)

Balance at June 30, 2014	$(55,971,913)

The following table summarizes the preliminary purchase price allocation for our acquisitions during the six months ended June 30, 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2014 Revenue(2)	2014 Property Operating Income(2)(3)
Hampton II – VA	3/5/2014	$5,930,000	$770,000	$6,700,000	$228,764	$150,075
Chandler – AZ	3/27/2014	4,375,000	510,000	4,885,000	128,665	78,432
Toronto II – ONT(4)(5)	4/2/2014	3,439,304	—	3,439,304	—	—

Total		$13,744,304	$1,280,000	$15,024,304	$357,429	$228,507

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Allocation (excludes estimated development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(5)	Property is under construction; therefore the property generated no revenue or operating income as of June 30, 2014.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2014, as further evaluations are completed and additional information is received from third parties.

The above properties were acquired from unaffiliated third parties and were purchased entirely with cash. Total acquisition fees paid to our Advisor for the three and six months ended June 30, 2014 were approximately $0.1 million and $0.6 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	June 30, 2014	December 31, 2013	Interest Rate	Maturity Date
Montgomery	$2,653,581	$2,693,364	6.42%	7/1/2016
Seabrook	4,406,016	4,444,137	5.73%	1/1/2016
Greenville	2,207,907	2,226,986	5.65%	3/1/2016
Kemah	8,666,284	8,732,981	6.20%	6/1/2016
Memphis	2,445,084	2,465,045	5.67%	12/1/2016
Tallahassee	7,397,484	7,446,178	6.16%	8/1/2016
Houston	1,961,286	1,981,095	5.67%	2/1/2017
San Francisco	10,186,862	10,256,163	5.84%	1/1/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,501,554	1,511,958	5.72%	6/1/2017
Pearland	3,416,319	3,438,473	5.93%	7/1/2017
Daphne	1,296,109	1,381,213	5.47%	8/1/2020
Mesa	2,932,407	2,968,060	5.38%	4/1/2015
Riverdale(1)	—	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan(2)(3)	30,782,782	31,044,708	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada(4)	6,059,757	6,144,911	4.74%	4/15/2017
Citi Loan(5)	27,872,420	28,077,873	5.77%	2/6/2021
Bank of America Loan – 1(6)	4,280,685	4,321,842	5.18%	11/1/2015
Bank of America Loan – 2(7)	6,486,384	6,548,748	5.18%	11/1/2015
Bank of America Loan – 3(8)	11,658,609	11,770,704	5.18%	11/1/2015
Prudential – Long Beach(9)	6,479,404	6,533,640	5.27%	9/5/2019
SF Bay Area – Vallejo(10)	—	4,295,098	6.04%	6/1/2014
Citi Las Vegas Loan(11)	7,375,207	7,434,590	5.26%	6/6/2021
ING Loan(12)	21,097,702	21,265,500	5.47%	7/1/2021
Ladera Ranch	6,622,832	6,691,304	5.84%	6/1/2016
Las Vegas V	1,608,570	1,628,783	5.02%	7/1/2015
Mississauga(13) – Ontario, Canada	6,779,685	6,763,769	5.00%	10/31/2014
Chantilly(14)	3,394,147	3,421,797	4.75%	6/6/2022
Brampton(15) – Ontario, Canada	6,498,136	6,482,879	5.25%	6/30/2016
Citi Stockade Loan – 1(16)	18,200,000	18,200,000	4.60%	10/1/2022
KeyBank CMBS Loan(17)	30,726,739	30,960,278	4.65%	11/1/2022
Citi Stockade Loan – 2(18)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan – 4(19)	6,357,269	6,394,362	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan(20)	3,000,000	3,000,000	4.08%	3/6/2023
KeyBank Revolver(21)	89,000,000	71,000,000	1.66%	10/25/2016
John Hancock Loan(22)	16,538,885	16,682,984	6.36%	6/1/2018
Net fair value adjustment	863,714	913,837

Total secured debt	$398,116,320	$391,285,760

(1)	On April 28, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(4)	On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.0% (subject to a reduction in certain circumstances). The rate in effect at June 30, 2014 was 4.74%. The maturity date of this loan was extended in May 2014 to April 15, 2017.
(5)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of June 30, 2014 was approximately $49.6 million. Such amounts are only available to satisfy the obligations of this loan.
(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)	On May 1, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(11)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of June 30, 2014 was approximately $8.9 million. Such amounts are only available to satisfy the obligations of this loan.
(12)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(13)	In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of June 30, 2014).
(14)	The net book value of the Chantilly property as of June 30, 2014 was approximately $6.7 million. Such amounts are only available to satisfy the obligations of this loan.
(15)	In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of June 30, 2014).
(16)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of June 30, 2014 was approximately $33.9 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of June 30, 2014 was approximately $40.8 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of June 30, 2014 was approximately $36.1 million. Such amounts are only available to satisfy the obligations of this loan.
(19)	This loan encumbers the Ridgeland and Canton properties.
(20)	This loan encumbers the Morgan Hill property. The net book value of the encumbered property as of June 30, 2014 was approximately $5.2 million. Such amount is only available to satisfy the obligations of this loan.
(21)	On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and nine other properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston, Phoenix I, Riverdale, SF Bay Area – Vallejo, Hampton II, and Chandler). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 1.66% as of June 30, 2014. The interest rate swap with a notional amount of $45 million that was originally entered into in connection with the Second Restated KeyBank Loan remains outstanding. For additional discussion, see “KeyBank Revolver” below.
(22)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

As of June 30, 2014 and December 31, 2013, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $650 million and $647 million, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

KeyBank Revolver

On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), we obtained a revolving loan from KeyBank, National Association (“KeyBank”) for borrowings up to $75 million (as amended, the “KeyBank Revolver”). The initial amount funded at closing was $71 million (the “Initial Draw”), $45 million of which was used to pay off the outstanding principal amount under the Second Restated KeyBank Loan, and thereby release the 12 properties comprising the Homeland Portfolio that were serving as collateral for the Second Restated KeyBank Loan (discussed below), and approximately $26 million of which was used to partially fund the acquisition of three properties in Knoxville, Tennessee and one in Montgomery, Alabama (the “Knoxville Portfolio”). It is anticipated that future draws on the KeyBank Revolver will be used to help fund our future acquisitions of self storage facilities and for other general corporate purposes.

During the first quarter of 2014 the aggregate commitment under the Keybank Revolver was increased from $75 million to $100 million. In addition, there is now a total of four participating lenders.

On April 28, 2014, we borrowed an additional $18 million on the KeyBank Revolver, bringing the total outstanding amount to $89 million. In addition to those properties encumbered as of December 31, 2013, we added as encumbered properties Riverdale, Hampton II, Chandler and SF Bay Area -Vallejo. The proceeds of the borrowings were used to repay the previously outstanding mortgage of approximately $4.8 million on the Riverdale property, the previously outstanding mortgage of approximately $4.3 million on the SF Bay Area -Vallejo property and for general corporate purposes.

In July 2014, we borrowed an additional $10 million on the KeyBank Revolver, bringing the total outstanding amount to $99 million. See Note 11, Subsequent Events.

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

The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on the properties in the Homeland Portfolio, the properties in the Knoxville Portfolio, and nine of our other self storage properties, and is cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Revolver may be prepaid or terminated at any time without penalty, provided, however, that KeyBank and any other lender shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 28, 2013 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Revolver.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the KeyBank Revolver in connection with a full or partial pay down of the KeyBank Revolver, provided that there shall at all times be at least four properties serving as collateral.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The Second Restated KeyBank Loan was paid in full on October 28, 2013 with proceeds from the KeyBank Revolver.

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2014:

2014	$8,988,872
2015	31,081,492
2016	132,883,456
2017	49,718,520
2018	18,827,369
2019 and thereafter	155,752,897

Total payments	397,252,606
Unamortized fair value adjustment	863,714

Total	$398,116,320

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2014 was approximately 5.5%.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note 6. Derivative Instruments – Cash Flow Hedge of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there was none during the three and six months ended June 30, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $167,000 will be reclassified as an increase to interest expense.

As of June 30, 2014, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$167,203	Accounts payable and accrued liabilities	$303,051

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of June 30, 2014, we had not posted any collateral.

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $172,000. If we had breached any of these provisions at June 30, 2014, we could have been required to settle our obligations under the agreements at their termination value of approximately $172,000.

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

June 30, 2014

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Advisor’s permanent waiver of certain reimbursements for the three and six months ended June 30, 2013). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the three and six months ended June 30, 2014, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

June 30, 2014

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

Property Management Agreement

Our Property Manager receives a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share (which threshold was met in the three months ended March 31, 2013). During the three and six months ended June 30, 2014, property management fees of approximately $67,000 and $132,000, respectively, were recorded relative to the REIT II properties and, for the three and six months ended June 30, 2013, we recorded $60,000 and $85,000, respectively, relative to the REIT II properties.

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Expensed
Reimbursement of operating expenses(1)	$253,558	$13,956	$620,904	$22,101
Asset management fees(2)	1,529,666	1,181,308	3,041,934	2,356,940
Property management fees(3)(4)	1,428,674	1,176,105	2,803,616	2,288,202
Acquisition expenses	103,703	53,010	612,245	106,619
Additional Paid-in Capital
Selling commissions	—	2,084,569	—	2,929,034
Dealer Manager fee	—	893,386	—	1,255,300
Reimbursement of offering costs	—	111,432	—	224,129

Total	$3,315,601	$5,513,766	$7,078,699	$9,182,325

(1)	During the three and six months ended June 30, 2013, our Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $330,000 and $625,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor. Such reimbursable indirect costs were not waived by the Advisor during the three and six months ended June 30, 2014, and totaled approximately $249,000 and $611,000, respectively.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(2)	During the three and six months ended June 30, 2013, our Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $173,000 and $349,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Advisor. Such asset management fees were not waived by the Advisor during the three and six months ended June 30, 2014, and totaled approximately $176,000 and $353,000, respectively.
(3)	During the three and six months ended June 30, 2013, property management fees included approximately none and $27,000, respectively, of fees paid to the former sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the three and six months ended June 30, 2014 and 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $174,000 and $130,000, respectively for the three months ended June 30, 2014 and 2013, and approximately $356,000 and $280,000, respectively for the six months ended June 30, 2014 and 2013. These amounts were waived permanently and accordingly, will not be paid to our Property Manager.

As of June 30, 2014 and December 31, 2013, we had amounts due to affiliates totaling $1,299,562 and $1,741,518, respectively.

Tenant Reinsurance Program

Beginning in 2011, our Chairman of the Board of Directors, Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities have invested in a Cayman Islands company (the “Reinsurance Company”) that will reinsure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. For the three months ended June 30, 2014 and 2013, we recorded revenue of approximately $0.5 million and $0.4 million, respectively, in connection with this tenant reinsurance program. For the six months ended June 30, 2014 and 2013, we recorded revenue of approximately $0.9 million and $0.8 million, respectively, in connection with this tenant reinsurance program.

Storage Auction Program

During the second quarter of 2013, our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President – Property Management and the President of our Property Manager, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company is now approximately nine percent. For the three months ended June 30, 2014 and 2013, we incurred approximately $27,000 and $3,000, respectively, in auction fees with the Auction Company. For the six months ended June 30, 2014 and 2013, we incurred approximately $63,000 and $3,000, respectively, in auction fees with the Auction Company.

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

June 30, 2014

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

No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of June 30, 2014, we have sold approximately 1.3 million shares through our DRP Offering.

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

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 21 years as of June 30, 2014, subject to one 35 year extension option. We recorded rent expense of approximately $37,000 and $74,000, respectively for each of the three and six months ended June 30, 2014 and 2013, respectively. The lease has minimum lease payments of approximately $67,000, $139,000, $139,000, $139,000, $139,000 and $2,415,000 for the years ending 2014, 2015, 2016, 2017, 2018 and thereafter respectively.

Other Contingencies

We have been involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 9. Declaration of Distributions

On June 25, 2014, our board of directors declared a distribution rate for the third quarter of 2014 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2014 and continuing on each day thereafter through and including September 30, 2014.

STRATEGIC STORAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Total revenues	$19,931,208	$21,292,574	$22,503,218	$23,132,944	$24,321,406
Total operating expenses	$16,667,044	$17,229,995	$19,315,207	$19,105,230	$18,566,277
Operating income	$3,264,164	$4,062,579	$3,188,011	$4,027,714	$5,755,129
Net income (loss)	$(1,949,099)	$(689,288)	$(2,639,352)	$(1,039,656)	$1,449,237
Net income (loss) attributable to the Company	$(1,949,079)	$(693,245)	$(2,637,508)	$(1,033,683)	$1,433,221
Net income (loss) per share-basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)	$0.03

Note 11. Subsequent Events

Sale of Hawthorne Property

On July 31, 2014 the Hawthorne Property, a net leased industrial property in California, was sold to an unaffiliated third party. We owned a 12% interest in Westport LAX LLC, the joint venture that owned the Hawthorne Property. Hawthorne LLC, an affiliate of our Sponsor, owned 78% of Westport LAX LLC, and we had a preferred equity interest in Hawthorne LLC which entitled us to distributions equal to 10% per annum on our investment. The combined carrying value of our investment was approximately $8.6 million and we estimate that we will be entitled to approximately $10.3 million of the net proceeds, upon final distribution of the proceeds from the sale.

KeyBank Revolver

On July 30, 2014 we borrowed an additional $10 million on the KeyBank Revolver, bringing the total outstanding amount to $99 million.

Preferred Equity Investment

On July 31, 2014, SSTI Preferred Investor, LLC, (the “SSTI Preferred Investor”) a wholly-owned subsidiary of our Operating Partnership entered into a preferred unit purchase agreement (the “Unit Purchase Agreement”) with SS Growth Operating Partnership, L.P. (the “SSGT Operating Partnership”) and Strategic Storage Growth Trust, Inc. (“SSGT”). SSGT, the parent company of the SSGT Operating Partnership, is a REIT that is currently raising capital through a private placement memorandum and is also in registration to be a non-exchange traded REIT and is sponsored by the parent company of our Advisor and Property Manager. Pursuant to the Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in the SSGT Operating Partnership (the “Investment”), which amount may be invested in one or more tranches on or before January 31, 2015, to be used for investments in self storage properties, as described in the Unit Purchase Agreement, in exchange for up to an aggregate of 724,000 preferred units of limited partnership interest of the SSGT Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor will be entitled to current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, the SSGT Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the Liquidation Amount through January 31, 2017; and (ii) thereafter, 6.35% per annum on the Liquidation Amount or (B) defer the additional distributions (“Deferred Distribution”), which Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the Deferred Distribution through January 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the Deferred Distribution. The Investment is redeemable at the SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the Preferred Units.

On July 31, 2014, the SSTI Preferred Investor invested approximately $7 million in the first tranche of its Investment in the SSGT Operating Partnership.

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

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2014, we had sold approximately 55 million shares of common stock for gross proceeds of approximately $558 million under all of our offerings.

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

As of June 30, 2014, we owned 126 self storage facilities (125 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 80,325 units and approximately 10.5 million rentable square feet. As of June 30, 2014, we also had noncontrolling interests in two additional self storage facilities. Additionally, we had an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant, which was sold on July 31, 2014, see Note 11, Subsequent Events, for additional information.

During the term of our Offering, our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to the Offering. The Dealer Management Agreement terminated upon the termination of our Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% beneficial non-voting equity interest in Select Capital Corporation.

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

As of June 30, 2014, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)(1)		% of Total Rentable Sq. Ft.	Physical Occupancy %(2)		Climate- Controlled %(3)	Rental Income %(4)
Alabama(5)	3	1,615	213,600		2.0%	82.2%		62.3%	1.9%
Arizona	5	2,455	294,900		2.8%	86.9%		26.8%	2.3%
California(5)	9	7,500	925,800		8.9%	92.9%		17.6%	14.6%
Florida	10	7,750	877,000		8.4%	85.9%		44.7%	9.6%
Georgia	22	12,990	1,708,900		16.2%	87.1%		52.3%	13.4%
Illinois	4	2,455	394,000	(6)	3.8%	91.5%		1.8%	3.7%
Kentucky	5	2,870	415,700		4.0%	91.8%		2.0%	3.4%
Mississippi	3	1,495	224,300		2.1%	84.8%		24.3%	1.9%
Nevada	8	4,735	639,000		6.1%	87.8%		60.0%	4.7%
New Jersey	6	4,660	445,400		4.3%	89.5%		62.2%	7.6%
New York	1	700	82,800		0.8%	87.0%		20.2%	0.8%
North Carolina	3	1,560	207,600		2.0%	91.8%		17.8%	1.6%
Ontario, Canada(7)(9)	5	4,565	489,600		4.7%	80.2	%(8)	74.4%	3.6%
Pennsylvania	4	2,210	285,700		2.7%	76.2%		10.6%	2.3%
South Carolina	13	7,235	998,800		9.6%	89.2%		24.9%	9.0%
Tennessee	4	2,695	411,700		3.9%	94.0%		38.5%	2.7%
Texas	15	9,055	1,428,300		13.7%	89.3%		18.9%	12.2%
Virginia	6	3,780	415,400		4.0%	88.0%		43.0%	4.7%

Total	126	80,325	10,458,500		100%	88.3%		35.3%	100%

(1)	Includes all rentable square feet consisting of storage spaces, parking (approximately 1,235,000 square feet) and commercial office units.
(2)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2014.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of June 30, 2014 for each state.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of June 2014.
(5)	The following are excluded: the interests owned in the Montgomery County Self Storage, DST properties and the Hawthorne Property.
(6)	Includes approximately 38,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(7)	As of June 30, 2014, the Pickering and Toronto II properties were under development, thus the related occupancy statistics exclude these properties.
(8)	Included in the occupancy calculation for Ontario, Canada is the Brampton property which was 60% occupied as of June 30, 2014. The construction on the Brampton property was completed in July 2013.
(9)	All of the Canadian properties are located within the greater Toronto metropolitan area.

The map below shows the geographic location of our self storage portfolio as of June 30, 2014.

The weighted average capitalization rate at acquisition for our 125 wholly-owned self storage facilities as of June 30, 2014 was approximately 7.18% (7.49% for the 98 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition). We also had four properties (the Mississauga, Brampton, Pickering and Toronto II properties) that were under development at acquisition. Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

As of June 30, 2014 and 2013, we owned 126 and 110 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2014 and 2013 as listed below.

•	In the six months ended June 30, 2014 we acquired two operating self storage facilities for consideration of approximately $11.6 million. In the six months ended June 30, 2013, we did not acquire any facilities.

•	The three and six months ended June 30, 2014 includes activity related to the 13 operating self storage facilities that were acquired between July 1, 2013 and March 31, 2014 for consideration of approximately $88 million.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Self Storage Rental Revenue

Rental revenue for the three months ended June 30, 2014 was approximately $23.5 million, compared to rental revenue for the three months ended June 30, 2013 of approximately $19.2 million, an increase of approximately $4.3 million or 22%. The increase in rental revenue arose primarily from the 13 operating properties acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $2.6 million) and an increase in same-store rental revenue (approximately $1.7 million or 8.9%).

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended June 30, 2014 was approximately $0.8 million, as compared to ancillary operating revenue for the three months ended June 30, 2013 of approximately $0.7 million, an increase of $0.1 million or 14.4%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2014 were approximately $7.7 million (approximately 31.6% of total revenues) as compared to property operating expenses for the three months ended June 30, 2013 of approximately $7.1 million (approximately 35.9% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $0.7 million, arose from the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up, and a decrease in same-store property operating expenses of approximately $0.1 million, primarily due to reduced advertising expenses.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2014 were approximately $3.0 million (approximately 12.2% of total revenues) as compared to property operating expenses – affiliates for the three months ended June 30, 2013 of approximately $2.4 million (approximately 11.8% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The primary increases in property operating expenses – affiliates, arose from the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $0.3 million). Additionally, during the second quarter of 2013 our Advisor permanently waived certain asset management fees due pursuant to the advisory agreement totaling approximately $0.2 million. Such asset management fees were not waived during the second quarter of 2014 and approximately $0.2 million of such fees were therefore recorded, thus causing a commensurate increase in property operating expenses – affiliates. Property operating expenses – affiliates as a percentage of revenues increased by approximately 0.4% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the asset management fee change noted above.

General and Administrative Expenses

General and administrative expenses were approximately $0.9 million for the three months ended June 30, 2014 as compared to general and administrative expenses for the three months ended June 30, 2013 of approximately $0.8 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. During the second quarter of 2013 our Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the advisory agreement totaling approximately $0.3 million. Such reimbursable costs were not waived during the second quarter of 2014 and approximately $0.2 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses, net of other minor reductions.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2014 were approximately $6.3 million, compared to approximately $6.2 million for three months ended June 30, 2013. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized.

Acquisition Expenses

Acquisition expense for the three months ended June 30, 2014 were approximately $0.7 million, as compared to approximately $0.2 million for the three months ended June 30, 2013. The increase in acquisition expenses primarily arose from expenses associated with due diligence and evaluation by our board of directors regarding the possibility of a self-administered transaction and increased property acquisitions during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Interest Expense

Interest expense for the three months ended June 30, 2014 was approximately $4.4 million, as compared to interest expense of approximately $4.7 million for the three months ended June 30, 2013. The decrease in interest expense is the net result of a decrease of approximately $0.3 million attributable to the refinance of the Second Restated KeyBank Loan to the KeyBank Revolver, a slight increase in capitalized interest in 2014, off-set primarily by increased interest expense related to 2013 acquisitions.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended June 30, 2014 was approximately $370,000, as compared to approximately $350,000 for the three months ended June 30, 2013.

Other Income/(Expense)

Other income for the three months ended June 30, 2014 was approximately $0.3 million, as compared to other expense of approximately $0.4 million for the three months ended June 30, 2013. The improvement of approximately $0.7 million primarily relates to gains on foreign currency exchange and, to a lesser extent, decreased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2013, excluding our two Canadian properties that were in lease-up during the periods) for the three months ended June 30, 2014 and 2013. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Revenue(1)	$21,491,445	$19,759,976	8.8%	$2,829,961	$171,232	N/M	$24,321,406	$19,931,208	22.0%
Property operating expenses(2)	8,019,817	8,115,512	(1.2%)	1,103,799	207,875	N/M	9,123,616	8,323,387	9.6%

Operating income	$13,471,628	$11,644,464	15.7%	$1,726,162	$(36,643)	N/M	$15,197,790	$11,607,821	30.9%

Number of facilities(3)	109	109		17	2		126	111
Rentable square feet(4)	9,059,500	9,059,500		1,399,000	212,300		10,458,500	9,271,800
Average physical occupancy(5)	86.5%	82.9%		N/M	N/M		86.5%	82.5%
Annualized rent per occupied square foot(6)	$10.00	$9.61		N/M	N/M		$9.98	$9.63

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.
(3)	The SF property is included in the same-store facilities.
(4)	Of the total rentable square feet, parking represented approximately 1,235,000 and 1,098,000, respectively as of June 30, 2014 and 2013. On a same-store basis, for the same periods, parking represented approximately 1,100,000 square feet.
(5)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.

(6)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

Our increase in same-store revenue of approximately $1.7 million was primarily the result of increased average physical occupancy of approximately 360 basis points combined with increased rent per occupied square foot of approximately 4.1% for the three months ended June 30, 2014 over the three months ended June 30, 2013.

Our same-store property operating expenses decreased by approximately $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to decreases primarily related to advertising and to a lesser extent other miscellaneous costs.

Our same-store property operating expenses as a percentage of total revenues decreased by approximately 3.8% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to increased revenues and to a lesser extent a reduction in advertising and other miscellaneous costs.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

Self Storage Rental Revenue

Rental revenue for the six months ended June 30, 2014 was approximately $46.0 million, as compared to rental revenue for the six months ended June 30, 2013 of approximately $38.1 million, an increase of approximately $7.9 million or 20.8%. The increase in rental revenue arises primarily from the 13 operating properties acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $4.8 million) and an increase in same-store rental revenue (approximately $3.1 million or 8.3%).

Ancillary Operating Revenue

Ancillary operating revenue for the six months ended June 30, 2014 was approximately $1.5 million, as compared to ancillary operating revenue for the six months ended June 30, 2013 of approximately $1.3 million, an increase of $0.2 million or 14.8%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2014 were approximately $15.5 million (approximately 32.6% of total revenues) as compared to property operating expenses for the six months ended June 30, 2013 of approximately $13.9 million (approximately 35.2% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $1.4 million, arose from the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up, and an increase in same-store property operating expenses of approximately $0.2 million primarily related to increased utilities, due to more severe winter weather conditions in 2014. Our property operating expenses as a percentage of revenues decreased by approximately 2.6% compared to the six months ended June 30, 2013, primarily due to increased same-store revenues.

Property Operating Expenses – affiliates

Property operating expenses – affiliates for the six months ended June 30, 2014 were approximately $5.8 million (approximately 12.3% of total revenues) as compared to property operating expenses – affiliates for the six months ended June 30, 2013 of approximately $4.6 million (approximately 11.8% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The primary increases in property operating expenses – affiliates, arose from the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $0.6 million). Additionally, during the first six months of 2013 our Advisor permanently waived certain asset management fees due pursuant to the advisory agreement totaling approximately $0.4 million. Such asset management fees were not waived during the first six months of 2014 and approximately $0.4 million of such fees were therefore recorded, thus causing a commensurate increase in property operating expenses – affiliates. Property operating expenses – affiliates as a percentage of revenues increased by approximately 0.5% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the asset management fee change noted above.

General and Administrative Expenses

General and administrative expenses were approximately $2.1 million for the six months ended June 30, 2014 as compared to general and administrative expenses for the six months ended June 30, 2013 of approximately $1.5 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs and board of directors’ related costs. During the six months ended June 30, 2013 our Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the advisory agreement totaling approximately $0.6 million. Such reimbursable costs were not waived during the second quarter of 2014 and approximately $0.6 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2014 were approximately $12.8 million, compared to approximately $12.9 million for six months ended June 30, 2013. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. Depreciation expense increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was offset by a decrease in amortization expense related primarily to certain of our intangible assets that became fully amortized either during 2013 or the six months ended June 30, 2014.

Acquisition Expenses

Acquisition expense for the six months ended June 30, 2014 were approximately $1.4 million, as compared to approximately $0.3 million for the six months ended June 30, 2013. The increase in acquisition expenses primarily arose from expenses associated with due diligence and evaluation by our board of directors regarding the possibility of a self-administered transaction and increased property acquisitions during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. In the six months ended June 30, 2014 we acquired three self storage facilities for consideration of approximately $15 million. In the six months ended June 30, 2013, we did not acquire any facilities.

Interest Expense

Interest expense for the six months ended June 30, 2014 was approximately $9.0 million, as compared to interest expense of approximately $9.4 million for the six months ended June 30, 2013. The decrease in interest is the net result of a decrease of approximately $0.8 million attributable to the refinance of the Second Restated KeyBank Loan to the KeyBank Revolver, a slight increase in capitalized interest in 2014, off-set primarily by increased interest expense related to 2013 acquisitions.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the six months ended June 30, 2014 was approximately $0.7 million, as compared to approximately $0.7 million for the six months ended June 30, 2013.

Other Expense

Other expense for the six months ended June 30, 2014 was approximately $0.1 million, as compared to approximately $0.6 million for the six months ended June 30, 2013. The decrease of approximately $0.5 million primarily relates to decreased foreign currency exchange losses and, to a lesser extent, decreased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the six months ended June 30, 2014 and 2013. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Revenue(1)	$42,224,986	$39,027,835	8.2%	$5,229,364	$311,314	N/M	$47,454,350	$39,339,149	20.6%
Property operating expenses(2)	16,196,588	15,756,556	2.8%	2,094,710	392,209	N/M	18,291,298	16,148,765	13.3%

Operating income	$26,028,398	$23,271,279	11.8%	$3,134,654	$(80,895)	N/M	$29,163,052	$23,190,384	25.8%

Number of facilities(3)	109	109		17	2		126	111
Rentable square feet(4)	9,059,500	9,059,500		1,399,000	212,300		10,458,500	9,271,800
Average physical occupancy(5)	85.0%	81.7%		N/M	N/M		84.8%	81.3%
Annualized rent per occupied square foot(6)	$10.00	$9.68		N/M	N/M		$9.97	$9.70

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but does include property management fees.
(3)	The SF property is included in the same-store facilities.
(4)	Of the total rentable square feet, parking represented approximately 1,235,000 and 1,098,000, respectively as of June 30, 2014 and 2013. On a same-store basis, for the same periods, parking represented approximately 1,100,000 square feet.
(5)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(6)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

Our increase in same-store revenue of approximately $3.2 million was primarily the result of increased average physical occupancy of approximately 330 basis points combined with increased rent per occupied square foot of approximately 3.3% for the six months ended June 30, 2014 over the six months ended June 30, 2013.

Our same-store property operating expenses increased by approximately $0.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to increases primarily related to more severe weather conditions (increased cost of utilities and snow removal) of approximately $0.3 million.

Our same-store property operating expenses as a percentage of total revenues decreased by approximately 2.0% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increased revenues.

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss) attributable to Strategic Storage Trust, Inc.	$1,433,221	$(1,949,079)	$399,538	$(4,116,303)
Add:
Depreciation	4,819,700	4,030,592	9,560,274	8,024,004
Amortization of intangible assets	1,404,823	2,000,739	3,068,079	4,690,731
Deduct:
Adjustment for noncontrolling interests	(71,524)	(87,481)	(142,774)	(179,724)

FFO	7,586,220	3,994,771	12,885,117	8,418,708
Other Adjustments:
Acquisition expenses(1)	659,146	213,740	1,404,797	290,325
Amortization of fair value adjustments of secured debt(2)	(33,510)	49,804	(50,123)	91,167
Realized and unrealized (gains) losses on foreign exchange holdings(3)	(349,094)	208,983	(84,513)	320,443
Adjustment for noncontrolling interests	(3,397)	(13,949)	(15,701)	(26,766)

MFFO	$7,859,365	$4,453,349	$14,139,577	$9,093,877

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

Non-cash Items Included in Net Income (Loss):

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $0.4 million and $0.3 million, respectively, was recognized as interest expense for the three months ended June 30, 2014 and 2013 and approximately $0.7 million and $0.7 million, respectively, for the six months ended June 30, 2014 and 2013.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013	Change
Net cash flow provided by (used in):
Operating activities	$14,716,911	$9,348,649	$5,368,262
Investing activities	(26,131,614)	(7,802,003)	(18,329,611)
Financing activities	(4,492,172)	18,577,757	(23,069,929)

Cash flows provided by operating activities for the six months ended June 30, 2014 and 2013 were approximately $14.7 million and $9.3 million, respectively, an increase in cash provided by operations of approximately $5.4 million. The increase in cash provided is primarily the result of an improvement in our net income, as adjusted for depreciation and amortization of approximately $4.2 million.

Cash flows used in investing activities for the six months ended June 30, 2014 and 2013 were approximately $26.1 million and $7.8 million, respectively, an increase in the use of cash of approximately $18.3 million. The increase in cash used primarily relates to an increase in the purchase of real estate of approximately $15.0 million and the use of approximately $5.8 million related to the acquisition of additional noncontrolling interests, off-set by decreases in development and construction and additions to real estate facilities of approximately $1.8 million and $0.5 million respectively.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2014 and 2013 were approximately ($4.5) million and $18.6 million, respectively, a change of approximately $23.1 million. The change in cash used in financing activities over the prior period primarily relates to the termination of the Offering which resulted in a decrease in the net offering proceeds of approximately $38.7 million, off-set by a reduction in cash used of approximately $7.0 million related to the termination of the share redemption program and an additional net reduction of approximately $10.6 million related to debt repayments and proceeds from new issuances of debt.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds of our Offering (in the form of DRP Offering proceeds), proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

As set forth earlier, our Offering expired on September 22, 2013, and we believe the combination of proceeds from our Offering (in the form of DRP Offering proceeds) and potential borrowing capacity under our KeyBank Revolver should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering (in the form of DRP Offering proceeds);

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
Distributions paid in cash	$10,572,502		$19,276,713
Distributions reinvested	9,131,346		15,794,890

Total distributions	$19,703,848		$35,071,603

Source of distributions
Cash flows provided by operations	$14,716,911	74.7%	$19,306,141	55.0%
Offering proceeds from distribution reinvestment plan	4,986,937	25.3%	15,765,462	45.0%

Total sources	$19,703,848	100.0%	$35,071,603	100.0%

Cash flows provided by operations for the six months ended June 30, 2014 and the year ended December 31, 2013, include approximately $1.4 million and $2.9 million, respectively, of acquisition related expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock through our DRP Offering.

From our inception through June 30, 2014, we incurred cumulative distributions of approximately $126.7 million, as compared to cumulative FFO of approximately $31.6 million. For the six months ended June 30, 2014, we incurred distributions of approximately $19.6 million, as compared to FFO of approximately $12.9 million. For the year ended December 31, 2013, we incurred distributions of approximately $35.7 million, as compared to FFO of approximately $17.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2014, we had approximately $397.3 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.9 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of June 30, 2014 was approximately 5.5%. As of June 30, 2014, approximately $108.3 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2014:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest(1)	$93,084,383	$9,125,573	$32,446,830	$19,524,453	$31,987,527
Mortgage principal(1)	397,252,606	8,988,872	163,964,948	68,545,889	155,752,897
Operating leases	3,037,806	67,253	277,830	277,830	2,414,893

Total contractual obligations	$493,374,795	$18,181,698	$196,689,608	$88,348,172	$190,155,317

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As of June 30, 2014, our debt consisted of approximately $289 million in fixed rate debt and approximately $108.3 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.9 million). As of December 31, 2013, our debt consisted of approximately $300 million in fixed rate debt and approximately $90.4 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding the portion of our variable rate debt that was effectively fixed through an interest rate swap through December 24, 2014) would increase or decrease future earnings and cash flows by approximately $0.8 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2014:

	Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt(1)	$2,115,570	$30,888,637	$37,182,907	$44,147,648	$18,827,369	$155,752,897	$288,915,028
Average interest rate	5.45%	5.46%	5.44%	5.32%	5.17%	5.11%	—
Variable rate debt(1)	$6,873,302	$192,855	$95,700,549	$5,570,872	—	—	$108,337,578
Average interest rate	2.18%	2.08%	2.21%	4.93%	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As mentioned above, we had one derivative instrument as of June 30, 2014. Such instrument was a variable to fixed derivative with a notional amount of $45,000,000, which is effective through December 24, 2014. Our average receive rate is one month LIBOR and the average pay rate was 0.9075%.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public in our Primary Offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. As of June 30, 2014, we had issued approximately 55 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $558 million. From this amount, we incurred approximately $14.9 million in acquisition fees to our Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Advisor. With the net offering proceeds and indebtedness, we acquired approximately $541 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Strategic Storage Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.3*	Bylaws, as amended, of Strategic Storage Trust, Inc.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust, Inc. financial information for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST, INC. (Registrant)

Dated: August 14, 2014	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer