Form 10-Q
period 2014-09-30
SmartStop Self Storage, Inc.
filed 2014-11-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-53644

SmartStop Self Storage, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	32-0211624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Corporate Drive, Suite 120, Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Strategic Storage Trust, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2014: 57,627,481, $0.001 par value per share.

FORM 10-Q

SMARTSTOP SELF STORAGE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of SmartStop Self Storage, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, as supplemented by the risk factors disclosed in this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate facilities:
Land	$199,571,928	$194,033,413
Buildings	465,898,634	456,372,075
Site improvements	45,139,378	43,733,299

	710,609,940	694,138,787
Accumulated depreciation	(60,745,212)	(46,432,155)

	649,864,728	647,706,632
Construction in process	5,108,566	776,804

Real estate facilities, net	654,973,294	648,483,436
Cash and cash equivalents	14,678,613	39,603,949
Restricted cash	6,817,065	6,506,112
Investments in unconsolidated entities	7,459,490	8,662,363
Investments in managed REITs	10,723,500	—
Other assets	3,787,745	3,777,167
Deferred financing costs, net of accumulated amortization	5,405,098	5,798,963
Intangible assets, net of accumulated amortization	12,577,012	10,447,513
Trademarks	11,500,000	—
Goodwill	12,705,000	—

Total assets	$740,626,817	$723,279,503

LIABILITIES AND EQUITY
Secured debt	$406,217,778	$391,285,760
Accounts payable and accrued liabilities	16,041,832	9,917,437
Due to affiliates	5,127,862	1,741,518
Distributions payable	3,435,288	3,355,882
Deferred tax liability	330,000	—

Total liabilities	431,152,760	406,300,597
Commitments and contingencies (Note 9)
Equity:
SmartStop Self Storage, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 57,479,516 and 56,136,435 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	57,479	56,136
Additional paid-in capital	490,486,733	487,032,573
Distributions	(136,832,675)	(107,090,016)
Accumulated deficit	(66,009,123)	(69,376,201)
Accumulated other comprehensive loss	(2,150,068)	(1,615,743)

Total SmartStop Self Storage, Inc. equity	285,552,346	309,006,749

Noncontrolling interest in our Operating Partnership	23,842,682	2,289,379
Other noncontrolling interests	79,029	5,682,778

Total noncontrolling interests	23,921,711	7,972,157

Total equity	309,474,057	316,978,906

Total liabilities and equity	$740,626,817	$723,279,503

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Self storage rental revenue	$24,715,929	$20,594,260	$70,700,877	$58,653,335
Ancillary operating revenue	819,331	698,314	2,288,733	1,978,388

Total revenues	25,535,260	21,292,574	72,989,610	60,631,723

Operating expenses:
Property operating expenses	7,879,993	7,235,797	23,367,675	21,096,360
Property operating expenses – affiliates	2,019,120	2,465,677	7,864,670	7,110,819
General and administrative	1,547,096	603,037	3,666,611	2,085,577
Depreciation	4,986,765	4,343,221	14,732,649	12,598,849
Intangible amortization expense	1,372,422	1,728,352	4,440,501	6,419,083
Self administration and investment management transaction expenses	969,983	93,168	1,689,364	146,073
Acquisition expenses – affiliates	107,019	476,656	719,264	583,275
Other acquisition expenses	890	284,087	74,061	414,888

Total operating expenses	18,883,288	17,229,995	56,554,795	50,454,924

Operating income	6,651,972	4,062,579	16,434,815	10,176,799
Other income (expense):
Interest expense	(4,491,139)	(4,754,577)	(13,530,800)	(14,105,571)
Deferred financing amortization expense	(335,951)	(335,962)	(993,208)	(1,077,073)
Equity in earnings of unconsolidated entities	148,078	203,178	539,541	626,013
Equity in earnings—gain related to property sale by unconsolidated entity	1,876,787	—	1,876,787	—
Other	(847,296)	135,494	(915,103)	(426,014)

Net income (loss)	3,002,451	(689,288)	3,412,032	(4,805,846)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(34,766)	4,506	(41,970)	25,249
Net income attributable to other noncontrolling interests	(145)	(8,463)	(2,984)	(28,951)

Net income (loss) attributable to SmartStop Self Storage, Inc.	$2,967,540	$(693,245)	$3,367,078	$(4,809,548)

Net income (loss) per share – basic	$0.05	$(0.01)	$0.06	$(0.10)
Net income (loss) per share – diluted	$0.05	$(0.01)	$0.06	$(0.10)

Weighted average shares outstanding – basic	57,256,783	52,404,653	56,810,214	49,236,315
Weighted average shares outstanding – diluted	57,260,533	52,404,653	56,813,964	49,236,315

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,002,451	$(689,288)	$3,412,032	$(4,805,846)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,000,579)	352,346	(757,367)	(494,052)
Change in fair value of interest rate swap	87,194	28,343	223,042	185,631

Other comprehensive income (loss)	(913,385)	380,689	(534,325)	(308,421)

Comprehensive income (loss)	2,089,066	(308,599)	2,877,707	(5,114,267)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to the noncontrolling interests in our Operating Partnership	(23,281)	2,858	(34,516)	26,821
Comprehensive income attributable to other noncontrolling interests	(145)	(8,463)	(2,984)	(28,951)

Comprehensive income (loss) attributable to SmartStop Self Storage, Inc.	$2,065,640	$(314,204)	$2,840,207	$(5,116,397)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2013	56,136,435	$56,136	$487,032,573	$(107,090,016)	$(69,376,201)	$(1,615,743)	$309,006,749	$7,972,157	$316,978,906
Offering costs	—	—	(9,938)	—	—	—	(9,938)	(39,385)	(49,323)
Issuance of restricted stock	2,500	3	—	—	—	—	3	—	3
Distributions ($0.70 per share)	—	—	—	(29,742,659)	—	—	(29,742,659)	—	(29,742,659)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(422,935)	(422,935)
Issuance of shares for distribution reinvestment plan	1,340,581	1,340	13,763,372	—	—	—	13,764,712	—	13,764,712
Reduction of noncontrolling interests through additional investment related to the San Francisco property	—	—	(2,363,697)	—	—	—	(2,363,697)	(5,574,564)	(7,938,261)
Issuance of limited partnership units in our Operating Partnership related to the San Francisco property	—	—	—	—	—	—	—	2,120,000	2,120,000
Issuance of limited partnership units in our Operating Partnership related to assets contributed in the self administration and investment management transaction	—	—	—	—	—	—	—	8,632,000	8,632,000
Issuance of limited partnership units in our Operating Partnership related to the acquisition of an interest in a tenant reinsurance company	—	—	—	—	—	—	—	3,236,500	3,236,500
Issuance of limited partnership units in our Operating Partnership in exchange for certain limited partnership interests	—	—	8,985,516	—	—	—	8,985,516	7,917,984	16,903,500
Contribution of certain limited partnership interests in exchange for limited partnership interests in our Operating Partnership	—	—	(16,938,500)	—	—	—	(16,938,500)	35,000	(16,903,500)
Stock based compensation expense	—	—	17,407	—	—	—	17,407	—	17,407
Net income attributable to SmartStop Self Storage, Inc.	—	—	—	—	3,367,078	—	3,367,078	—	3,367,078
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	44,954	44,954
Foreign currency translation adjustment	—	—	—	—	—	(757,367)	(757,367)	—	(757,367)
Change in fair value of interest rate swap	—	—	—	—	—	223,042	223,042	—	223,042

Balance as of September 30, 2014	57,479,516	$57,479	$490,486,733	$(136,832,675)	$(66,009,123)	$(2,150,068)	$285,552,346	$23,921,711	$309,474,057

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,412,032	$(4,805,846)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	20,166,358	20,095,005
Noncash interest expense	(79,379)	141,741
Expense related to issuance of restricted stock	17,410	19,285
Equity in earnings of unconsolidated entities	(455,784)	(604,299)
Distributions from unconsolidated entities	898,560	664,173
Equity in earnings—gain related to property sale by unconsolidated entity	(1,876,787)	—
Foreign currency exchange loss	402,857	180,157
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(310,953)	(1,744,586)
Other assets	(26,844)	(122,111)
Accounts payable and other accrued liabilities	2,977,571	1,316,849
Due to affiliates	(1,741,355)	(1,023,112)

Net cash flows provided by operating activities	23,383,686	14,117,256

Cash flows from investing activities:
Purchase of real estate	(15,024,304)	(16,872,155)
Additions to real estate facilities	(4,738,704)	(3,148,651)
Development and construction of real estate facilities	(4,394,247)	(6,977,421)
Self administration and investment management transaction	(13,000,000)	—
Investment in managed REITs	(10,296,913)	—
Acquisition of interest in reinsurance company	(3,750,000)	—
Deposits on acquisitions of real estate facilities	—	(500,000)
Proceeds from return of investment in unconsolidated entities	9,919,910	—
Additional investment in noncontrolling interests	(5,818,261)	—

Net cash flows used in investing activities	(47,102,519)	(27,498,227)

Cash flows from financing activities:
Proceeds from issuance of secured debt	28,000,000	8,810,176
Principal payments on secured debt	(3,093,639)	(2,535,436)
Repayment of secured debt	(9,095,098)	(9,595,526)
Deferred financing costs	(609,085)	(390,084)
Gross proceeds from issuance of common stock	—	103,127,672
Offering costs	(49,323)	(10,677,985)
Redemptions of common stock	—	(10,662,359)
Distributions paid	(16,015,205)	(14,059,546)
Distributions paid to noncontrolling interests	(306,270)	(215,280)
Escrow receivable	—	16,123
Due to affiliates	—	248,208

Net cash flows (used in) provided by financing activities	(1,168,620)	64,065,963

Effect of exchange rate changes on cash	(37,883)	(47,922)

(Decrease) increase in cash and cash equivalents	(24,925,336)	50,637,070
Cash and cash equivalents, beginning of period	39,603,949	13,998,391

Cash and cash equivalents, end of period	$14,678,613	$64,635,461

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$14,159,012	$14,205,524
Interest capitalized	$564,605	$334,380
Distributions payable	$3,435,288	$3,133,425
Issuance of shares pursuant to distribution reinvestment plan	$13,764,712	$11,316,639
Issuance of limited partnership units in our Operating Partnership related to the San Francisco property	$2,120,000	$—
Issuance of limited partnership units in our Operating Partnership related to assets contributed in the self administration and investment management transaction	$8,632,000	$—
Issuance of limited partnership units in our Operating Partnership related to the acquisition of an interest in a tenant reinsurance company	$3,236,500	$—
Issuance of limited partnership units in our Operating Partnership in exchange for certain limited partnership interests	$16,903,500	$—
Contribution of certain limited partnership interests in exchange for limited partnership interests in our Operating Partnership	$16,903,500	$—
Remaining cash consideration payable pursuant to the self administration and investment management transaction	$4,797,487	$—
Remaining cash consideration payable pursuant to an acquisition of an interest in a tenant reinsurance company	$372,913	$—
Contingent consideration – acquisition fee tail agreement	$2,690,000	$—
Foreign currency translation adjustment – Real estate facilities, net	$(1,910,632)	$(969,080)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 1. Organization

SmartStop Self Storage, Inc. (formerly known as Strategic Storage Trust, Inc.), a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to SmartStop Self Storage, Inc.

On September 4, 2014, we and our operating partnership, SmartStop Self Storage Operating Partnership, L.P. (formerly known as Strategic Storage Operating Partnership, L.P.) (the “Operating Partnership”), entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”), with Strategic Storage Holdings, LLC (“SSH”) and our former advisor, Strategic Storage Advisor, LLC (the “Former Advisor”), pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Former Advisor and Strategic Storage Property Management, LLC (the “Property Manager”). The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed, succeed to the advisory, asset management and property management arrangements with two additional REITs, Strategic Storage Trust II, Inc. (“SST II”) and Strategic Storage Growth Trust, Inc. (“SSGT”) (collectively “the Managed REITs”), and now have the internal capability to originate, structure and manage additional investment products. See Note 3, Self Administration and Investment Management Transaction, for additional information.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Former Sponsor”), was our sponsor through August 31, 2014. Our Former Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Former Sponsor owns a majority of SSH, which was the sole member of both our Former Advisor and our Property Manager. Our Former Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our former advisory agreement we had with our Former Advisor (our “Former Advisory Agreement”). Some of the officers of our Former Advisor were also officers of our Former Sponsor and of us.

On August 24, 2007, our Former Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Second Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001.

Our Operating Partnership, a Delaware limited partnership, was formed on August 14, 2007. On August 24, 2007, our Former Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. Inclusive of the Class B limited partnership interests, as of September 30, 2014, we owned 94.54% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by unaffiliated third parties (1.04%) and our Former Advisor and its affiliates (4.42%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks; advisory and property management services; and earn tenant insurance related revenue) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Through August 31, 2014, our Property Manager was Strategic Storage Property Management, LLC, a Delaware limited liability, which was formed in August 2007 to manage our properties. SSH owned 100% of the Property Manager’s membership interests until we acquired such interests through the Self Administration and Investment Management Transaction.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares of common stock for gross proceeds of approximately

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

$256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2014, we had sold approximately 55 million shares of common stock for gross proceeds of approximately $563 million under all of our offerings.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives designed to provide stockholder liquidity at some point in the future, including, but not limited to, a potential listing of our shares on a national securities exchange. Our board of directors recognized that certain potential liquidity events may be enhanced if we first became self-administered. For example, we believed that our shares may be valued higher by the market if we became self-administered and those individuals responsible for managing our affairs were our own employees rather than those of an external advisor. Also, we may be able to sell our Company for a higher price or attract institutional equity as a self-administered company if the purchaser desires our management team and employees, along with our assets. Therefore, effective August 31, 2014, we became self-administered by acquiring substantially all of the operating assets of SSH. See Note 3, Self Administration and Investment Management Transaction, for additional information. There can be no assurance that the exploration of any strategic alternatives will result in any particular outcome. In anticipation of potential strategic alternatives, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares that were offered pursuant to the Offering. Prior to the Self Administration and Investment Management Transaction, our Chief Executive Officer, through a wholly-owned limited liability company, owned a 15% non-voting equity interest in our Dealer Manager. We acquired that equity interest through the Self Administration and Investment Management Transaction.

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional limited partnership units in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to a distribution limit and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 9). The distribution for the Class D units was initially zero, but was set to an annualized rate of $0.70 per unit as of April 1, 2014. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Former Advisor was prohibited from exchanging or otherwise transferring its limited partnership units so long as it was acting as our Advisor pursuant to our Former Advisory Agreement.

On September 4, 2014, we adopted the Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership and issued Class B Limited Partnership Units (“Class B Units”) in connection with the Self Administration and Investment Management Transaction. See Note 3, Self Administration and Investment Management Transaction, for additional information.

As of September 30, 2014, we owned 126 self storage facilities (125 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada. As of September 30, 2014, we also had noncontrolling interests in two additional self storage facilities.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT (REIT I) and Self Storage REIT II (REIT II), are consolidated in the accompanying consolidated financial statements. The portion of any entities not wholly-owned by us is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2014 and December 31, 2013, we had entered into contracts/interests that were deemed to be variable interests in VIEs; those variable interests included management agreements, lease agreements and equity investments. We evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” and “Investment in Managed REITs” sections of this note.

As of December 31, 2013, we had an equity interest in a self storage property located in San Francisco, California (“SF Property”) which was deemed to be a VIE of which we were the primary beneficiary. As such, the SF Property was consolidated in our consolidated financial statements since the date we first acquired our interest in the property through the REIT I merger. In January 2010, we acquired an approximately 2% additional interest in the SF Property, bringing our then total interest to approximately 12%. The SF Property is owned by a Delaware Statutory Trust (“DST”), and by virtue of the trust agreement the investors in the trust did not have the direct or indirect ability through voting rights to make decisions about the DST’s significant activities. The REIT I operating partnership (the “REIT I Operating Partnership”) had also entered into a lease agreement for the SF Property, in which the REIT I Operating Partnership was the tenant, which exposed it to losses of the VIE that could be significant to the VIE and also allowed it to direct activities of the VIE that determined its economic performance by means of its operation of the leased facility. In connection with the REIT I merger, our Former Sponsor entered into an agreement to indemnify us for any losses as a result of potential shortfalls in the lease payments required to be made by the REIT I Operating Partnership. Despite such indemnification, we were deemed to be the primary beneficiary, as our Former Sponsor was not deemed to have a variable interest in the SF Property.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

During January and February 2014, we acquired an additional approximately 86% of interests in the SF Property from approximately 45 third-party sellers bringing our total interest to approximately 98%. During May 2014, we acquired an additional approximately 1% from one third-party seller, bringing our current ownership to approximately 99%. Given that we had consolidated the SF Property since we acquired the original interest, the acquisition of interests during 2014 were treated as acquisitions of noncontrolling interests and the SF Property has since been consolidated as a majority owned subsidiary whereas we previously consolidated it as a VIE. For additional discussion, see Note 4.

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

Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first nine months of 2014. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended September 30, 2014 and 2013, we expensed approximately $0.1 million and $0.8 million, respectively, of acquisition related transaction costs and during the nine months ended September 30, 2014 and 2013, we expensed approximately $0.8 and $1.0 million, respectively, of acquisition related transaction costs.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of September 30, 2014 and December 31, 2013, no impairment losses have been recognized.

Goodwill Valuation

We have recorded goodwill of approximately $12.7 million as a result of the Self Administration and Investment Management Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We will perform an annual impairment test for goodwill and between annual tests, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment tests of goodwill, we will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

Trademark Valuation

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for 6 years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

We will evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

In connection with the Self Administration and Investment Management Transaction, we recorded $11.5 million associated with the two primary trademarks acquired. Prior thereto we had no amounts recorded related to trademarks.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Approximately $10.9 million of the $11.5 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $0.6 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period.

Equity Investments

Our investments in unconsolidated real estate entities and VIEs in which we are not the primary beneficiary, where we have significant influence, but not control, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, our investments in real estate entities are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate entities is generally recognized based on the allocation of cash distributions upon liquidation of the investment in accordance with the joint venture agreements.

Investments representing passive preferred equity and/or noncontrolling interests are accounted for under the cost method. Under the cost method, our investments in real estate ventures are carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

Through mergers with REIT I and REIT II in 2009, we acquired preferred equity and/or noncontrolling interests in unconsolidated real estate entities all of which were deemed to be VIEs. We currently have one such interest and have evaluated such interest against the amended criteria for consolidation and determined that we are not the primary beneficiary, generally due to our inability to direct significant activities that determine the economic performance of the VIE. The investment is a passive interest in two self storage facilities (such properties are owned by a DST, and by virtue of the related trust agreements, the investors have no direct or indirect ability through voting rights to make decisions about its significant activities) and is therefore accounted for under the cost method; our aggregate investment therein is approximately $0.1 million. Our ownership interest in such investment was approximately 1.49% and our risk of loss is limited to our investment therein.

We also had an interest in a net leased industrial property (the “Hawthorne Property”) in California. This investment is accounted for under the equity method of accounting and our risk of loss is limited to our investment. We continue to own a 12% interest in Westport LAX LLC, the joint venture that originally acquired the Hawthorne Property. In July 2014 the Hawthorne Property was sold, and we received a distribution of approximately $3 million relative to our 12% ownership in Westport LAX LLC, resulting in a gain of approximately $1.9 million. Our remaining investment therein is approximately $0.1 million.

Hawthorne LLC, an affiliate of our Former Sponsor, owns 78% of Westport LAX LLC, and we had a preferred equity interest in Hawthorne LLC which entitled us to distributions equal to 10% per annum on our investment of approximately $6.9 million pursuant to terms of the preferred equity interest in Hawthorne LLC. In August 2014 we received our preferred investment in full (totaling approximately $6.9 million) along with the accumulated preferred return thereon in connection with the sale of the Hawthorne Property. The remaining 10% interest in Westport LAX LLC is owned by a third party, who was also the co-manager, along with our Former Sponsor, of the Hawthorne Property. Such third party has been and continues to be the acting manager and directed the operating activities of the property that determined its economic performance. We, along with other non-affiliated parties, were guarantors on the approximately $19 million loan that encumbered the Hawthorne Property until the property was sold in July 2014 and the loan was assumed by the buyer. As of September 30, 2014, we had no further exposure to loss as a result of our involvement with this VIE, other than our remaining investment balance of approximately $0.1 million

Investment in Managed REITs

As of September 30, 2014, we owned equity investments of approximately $0.4 million in the Managed REITs. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recoded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2014 and December 31, 2013, the gross amounts allocated were $56.3 million and $55.1 million, respectively, and the accumulated amortization of in-place lease intangibles totaled approximately $49.0 million and $44.6 million, respectively.

In connection with the Self Administration and Investment Management Transaction, we allocated a portion of the consideration to the contracts that we acquired to manage SST II and SSGT. We are amortizing such amounts on a straight-line basis over the estimated benefit period of those contracts. As of September 30, 2014, the gross amount allocated to the contracts was $5.3 million and the accumulated amortization was approximately $0.1 million.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2014 and December 31, 2013, accumulated amortization of deferred financing costs totaled approximately $6.8 million and $5.9 million, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three months ended September 30, 2014 and 2013, we recorded a loss of approximately $487,000 and a gain of approximately $140,000, respectively, and, for the nine months ended September 30, 2014 and 2013, we recorded a loss of approximately $403,000 and $180,000, respectively.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The table below summarizes our fixed rate notes payable at September 30, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$301,236,599	$288,768,959	$311,362,132	$300,894,201

As of September 30, 2014, we had an interest rate swap on one of our loans (See Notes 6 and 7). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2014, we had approximately $80,000 of Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Per Share Data

Basic earnings per share attributable to the Company for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and nine months ended September 30, 2014, 3,750 shares, of unvested restricted stock were included in the diluted weighted average shares. For the three and nine months ended September 30, 2013, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

Note 3. Self Administration and Investment Management Transaction

Overview

On September 4, 2014, we and our Operating Partnership entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”), with SSH and our Former Advisor, pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Former Advisor and Property Manager. The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed, succeed to the advisory, asset management and property management arrangements with two additional REITs, SST II and SSGT, and we now have the internal capability to originate, structure and manage additional investment products. The Self Administration and Investment Management Transaction and the other transactions discussed herein were approved by our board of directors at the recommendation of a special committee of the board of directors comprised solely of independent directors.

SSH Contribution Agreement

On September 4, 2014, we along with the Operating Partnership, as Contributee, and SSH, as Contributor, entered into a Contribution Agreement (the “SSH Contribution Agreement”) whereby, effective August 31, 2014, the Operating Partnership acquired substantially all of SSH’s operating assets, including (a) SSH’s 100% membership interests in (i) the Property Manager, (ii) Strategic Storage Opportunities, LLC, (iii) Strategic Storage Realty Group, LLC, the parent company of the advisor and property manager for SST II and SSGT, respectively, and (iv) Strategic Capital Markets Group, LLC, which owns a 15% non-voting equity interest in Select Capital Corporation, our former dealer manager and the current dealer manager for SST II and SSGT, (b) all equipment, furnishings, fixtures, computer equipment and certain other personal property as set forth in the SSH Contribution Agreement, (c) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks), (d) all of SSH’s Software as defined in the SSH Contribution Agreement, (e) all of SSH’s processes, practices, procedures and workforce (including a fully integrated operations team of approximately 300 self storage and other professionals), and (f) certain other assets as set forth in the SSH Contribution Agreement, in exchange for $18 million in cash and 773,395 units of limited partnership in the Operating Partnership (“OP Units”).

The SSH Contribution Agreement contains customary representations, warranties, covenants and agreements of us, the Operating Partnership and SSH.

Termination of Advisor Agreements and Contribution of Special Limited Partnership Interests

On September 4, 2014, we along with the Operating Partnership entered into a Termination of Advisory Agreement (the “Advisory Agreement Termination”) with the Former Advisor. Pursuant to the Advisory Agreement Termination, the advisory agreement between us, the Operating Partnership, and our Former Advisor was terminated, effective August 31, 2014, and is of no further force and effect.

In addition, Self Storage REIT, LLC, a wholly-owned subsidiary of the Operating Partnership (“REIT I”), entered into a Termination of Advisory Agreement (the “REIT I Advisory Agreement Termination”) with USA Self Storage Advisor LLC, the advisor to REIT I (“REIT I Advisor”), and Self Storage REIT II, LLC, a wholly-owned subsidiary of the Operating Partnership (“REIT II”), entered into a Termination of Advisory Agreement (the “REIT II Advisory Agreement Termination”) with SS REIT II Advisor, LLC, the advisor to REIT II (“REIT II Advisor”), resulting in the termination of the respective advisory agreements of REIT I and REIT II.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

On September 4, 2014, pursuant to a limited partner interest contribution agreement (the “Limited Partner Interest Contribution Agreement”), by and among the Operating Partnership, USA Self Storage Operating Partnership, LP (“REIT I Operating Partnership”), USA SS REIT II Operating Partnership, L.P. (“REIT II Operating Partnership”), the Former Advisor, REIT I Advisor and REIT II Advisor, (1) the Former Advisor contributed its special limited partner interest in the Operating Partnership to the Operating Partnership in exchange for 659,696 OP Units and 691,876 Class B Limited Partnership Units of the Operating Partnership (“Class B Units”), (2) REIT I Advisor contributed both its special limited partner interest in the Operating Partnership and its Class B limited partnership units in REIT I Operating Partnership to the Operating Partnership in exchange for 102,846 OP Units and 107,863 Class B Units, and (3) REIT II Advisor contributed both its special limited partner interest in the Operating Partnership and its Class B limited partnership units in REIT II Operating Partnership to the Operating Partnership in exchange for 30,188 OP Units and 31,660 Class B Units.

As a result of the Limited Partner Interest Contribution Agreement, the Former Advisor, REIT I Advisor, and REIT II Advisor no longer have a special limited partner interest in the Operating Partnership, REIT I Operating Partnership or REIT II Operating Partnership; however, the Former Advisor, REIT I Advisor and REIT II Advisor will now hold OP Units and Class B Units in the Operating Partnership. See “Amendments to Operating Partnership Agreements” below. The Class B Units shall have the following rights, preferences and limitations:

•	The Class B Units shall be converted on a per unit basis into OP Units at the later of (i) two years from the date of issuance, or (ii) the date on which the OP Units have a fully diluted estimated net asset value per unit (after giving effect to the conversion of the Class B Units) exceeding $10.81, calculated in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (IPA) in April 2013 (the “IPA Guidelines”); provided, however, that the estimated net asset value per unit shall take into account the value of the assets acquired by the Operating Partnership, pursuant to the SSH Contribution Agreement and the Churchill Contribution Agreement (as defined below);

•	The Class B Units shall be automatically converted into OP Units in the event of a change in control or listing event (with market value in a listing measured by the average closing price during a 30-day period commencing at any time between 180 days and 540 days following listing) at a price in excess of $10.81 per share;

•	The Class B Units shall only be converted to the extent that, after giving effect to such conversion, the value of a share in the event of a change in control or listing event is greater than $10.81;

•	The Class B Units shall have no distribution rights and, hence, will receive no distributions prior to their conversion to OP Units; and

•	The Class B Units shall have no voting rights, except for approval rights for any amendments to the rights and obligations of the Class B Units.

The Limited Partner Interest Contribution Agreement contained various customary representations and warranties.

Amendments to Operating Partnership Agreements

On September 4, 2014, we entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”), which amends and supersedes the Second Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”). In addition, REIT I entered into Amendment No. 2 to the Agreement of Limited Partnership of REIT I Operating Partnership (the “REIT I OP Agreement Amendment”), and REIT II entered into Amendment No. 2 to the Agreement of Limited Partnership of REIT II Operating Partnership (the “REIT II OP Agreement Amendment”).

As a result of the entry into the above-described Limited Partner Interest Contribution Agreement and the Operating Partnership Agreement, the REIT I OP Agreement Amendment, and the REIT II OP Agreement Amendment, (1) references to the special limited partner interests previously held by the Former Advisor, REIT I Advisor, and REIT II Advisor in each of the respective operating partnerships have been removed from the respective agreements, in connection with the exchange of such interests pursuant to the Limited Partner Interest Contribution Agreement, and (2) provisions related to the subordinated incentive distributions payable to the special limited partners pursuant to the special limited partnership interests have been removed from the respective agreements. Accordingly, we and the Operating Partnership will no longer have any obligation to make the distributions of Net Sale Proceeds, Subordinated Incentive Listing Distribution, Subordinated Distribution Due Upon Extraordinary Transaction or Subordinated Distribution Due Upon Termination (each as defined in the Former OP Agreement).

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Agreement Regarding Acquisition Fees

We, the Operating Partnership and SSH agreed that for a period of six months following the closing of the Self Administration and Investment Management Transaction, subject to certain extensions, SSH, as the parent company of the Former Advisor and former ultimate parent company of Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, will retain any and all acquisition fees that would have been due under their respective advisory agreements (“Acquisition Fee Tail Agreement”) with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction. The parties agreed that the first $2.0 million in such acquisition fees otherwise payable will be deferred until the payout ratio (as defined in the agreement and calculated to include the payment of any portion of the deferred fees that SSH is entitled to be paid) is 100% or less for any quarterly period.

Fair Value of Consideration Transferred

We accounted for the SSH Contribution Agreement discussed above as a business combination under the acquisition method of accounting. During the three and nine months ended September 30, 2014, we incurred approximately $1.0 million and $1.7 million, respectively, for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration and Investment Management Transaction, which are included in the self administration and investment management transaction expenses line-item in the accompanying consolidated statements of operations.

We are in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration transferred; thus, the fair values are subject to change. The estimated fair value of the consideration transferred totaled $29.1 million and consisted of the following:

Estimated Fair Value of Consideration Transferred:	September 4, 2014
Cash(1)	$17,797,486
OP Units	8,632,000
Contingent consideration—acquisition fee tail	2,690,000

Total consideration transferred	$29,119,486

(1)	As of September 30, 2014, approximately $4.8 million of this amount had not yet been paid and was included in the due to affiliates line-item in our consolidated balance sheets. Such amount was paid on November 7, 2014. The SSH Contribution Agreement called for a true-up related to the assumption of certain operating assets and liabilities. We assumed a net liability of approximately $0.2 million and such amount was netted with the $5 million that was otherwise then outstanding.

The estimated fair value of the Company’s OP Units issued was determined using an income approach to value the property and advisory businesses and management’s estimates of the Company’s net asset value, adjusted for market related adjustments and illiquidity discounts.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the OP Unit consideration included (i) an aggregate combined minority and marketability discount of 10%, (ii) a capitalization rate of 5.5% and (iii) annual net operating income of approximately $61 million.

Allocation of Consideration

The consideration transferred pursuant to the SSH Contribution Agreement was allocated to the assets acquired and liabilities assumed, based upon their preliminary estimated fair values as of the acquisition date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of trademarks, management contracts and goodwill are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

September 4, 2014
Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$90,351
Property and equipment	157,000
Investments in Managed REITs	403,000
Other assets	87,835
Trademarks	11,500,000
Management contracts	5,290,000

Total identifiable assets acquired	$17,528,186

Identifiable Liabilities Assumed at Fair Value
Accounts payable and accrued expenses	$783,700
Deferred tax liabilities, net	330,000

Total liabilities assumed	1,113,700

Net identifiable assets acquired	16,414,486
Goodwill	12,705,000

Net assets acquired	$29,119,486

The intangible assets acquired primarily consist of trademarks and the management and advisory contracts that we have with the Managed REITs. The value of the contracts were determined based on a discounted cash flow valuation of the projected revenues of the acquired contracts. The contracts are subject to an estimated useful life of approximately five years. The Company recorded approximately $0.1 million of amortization expense for the period from the acquisition to September 30, 2014. The estimated amortization expense for the remainder of the year ending December 31, 2014 is approximately $0.1 million. The estimated amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is approximately $0.5 million, $0.5 million, $0.5 million, $0.5 million, and $0.3 million, respectively. Approximately $2.7 million of value related to the management contracts was derived from cash flows we expect to be collected and subsequently paid to SSH, pursuant to the Acquisition Fee Tail Agreement. Such cash flows, if received will reduce the carrying value of the management contracts. We will continue to evaluate such amounts associated with the management contracts for impairment.

The deferred tax liability is the result of differences between the GAAP carrying value of certain assets and the carrying value for tax purposes related to activities which are conducted through our TRS.

The goodwill recognized is supported by several factors of the Company as a combined entity, including that the Company is one of the largest self storage REITs and the investment management business brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. We have not yet completed our allocation of goodwill to the respective reporting units.

The results of the acquisition have been included in our consolidated statements of operations since the effective date of the transaction. Included in ancillary operating revenue is approximately $30,000 of revenue earned through our management contracts with the Managed REITs. In September 2014, we recorded expenses of approximately $0.1 million in property operating expenses and $0.7 million of general and administrative expenses and did not incur approximately $1.0 million of asset and property management fees.

Pro Forma Financial Information

The following table summarizes selected pro forma financial information of the Company, as if the acquisition had occurred on January 1, 2013 for each period presented below. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had it completed the acquisition on January 1, 2013, nor does it purport to represent the results of future operations. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the nine months ended September 30, 2014 and 2013, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

	Nine Months Ended September 30,
	2014	2013
Pro forma basis:
Revenue	$73,013,619	$60,631,723
Net income (loss)	$6,619,142	$(4,185,057)
Net income (loss) attributable to the Company	$6,454,532	$(4,128,604)
Net income (loss) per share, basic and diluted	$0.11	$(0.08)

The pro forma financial information for the nine months ended September 30, 2014 and 2013 was adjusted to exclude approximately $1.7 million and $0.1 million, respectively, for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration and Investment Management Transaction recorded.

Fair Value of Equity Exchanged Related to the Contribution of Special Limited Partnership Interests

In connection with the Limited Partner Interest Contribution Agreement, the Former Advisor, REIT I Advisor, and REIT II Advisor contributed their special limited partnership interests and 20,000 OP Units in exchange for OP Units and Class B Units. The exchange was accounted for as a transaction among equity holders with no gain or loss recognized. The fair value of the special limited partnership interests contributed was approximately $16.9 million, while the book value of the OP Units and Class B Units issued that were recorded in noncontrolling interest was approximately $7.9 million. The difference between the fair value of the special limited partnership interest received and the book value of the OP Units and Class B Units issued was recorded to additional paid in capital.

The estimated fair values of the Company’s OP Units and Class B Units issued were determined using an income approach to value the property and advisory businesses and management’s estimates of the Company’s net asset value, adjusted for market related adjustments and illiquidity discounts. The estimated fair value of the contingent consideration was calculated based on advisory fees related to properties in the process of closing as of the transaction. The estimated fees were probability weighted and discounted to present value.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the OP Unit consideration and Class B Unit consideration, as applicable, included (i) a discount rate of 14%, (ii) an aggregate combined minority and marketability discount of 10%, (iii) capitalization rates ranging from 5.5% to 6.0% and (iv) annual net operating income ranging from approximately $61 million to $68 million.

Acquisition of Interest in Reinsurance Company

On September 4, 2014, we along with the Operating Partnership, as Contributee, and Churchill TRI, LLC (“Churchill”), an affiliate of our Chief Executive Officer and President, as Contributor, entered into a Contribution Agreement (the “Churchill Contribution Agreement”) whereby the Operating Partnership acquired Churchill’s ownership interest (approximately 5%) in SBOA TI Reinsurance Ltd. (the “Reinsurance Company”), a Cayman Islands exempted company, which reinsures a portion of the insurance required by the program insurer of the tenant insurance program, whereby tenants of our self storage facilities and tenants of other operators participating in the program can purchase insurance to cover damage or destruction to their personal property while stored at such facilities. In addition to the tenant insurance revenues we already receive directly from the program insurer, we will now be entitled to receive our share of distributions of any profits generated by the Reinsurance Company depending on actual losses incurred by the program. Churchill contributed its interest in the Reinsurance Company in exchange for approximately $4.1 million in cash and 290,023 OP Units.

The Churchill Contribution Agreement contains customary representations, warranties, covenants and agreements of us, the Operating Partnership and Churchill.

The fair value of the total consideration of the interest in the Reinsurance Company has been preliminarily determined to be approximately $7.3 million, which consisted of approximately $4.1 million in cash and approximately $3.2 million in OP Units. Such amount is recorded in the investments in unconsolidated entities line-item in the accompanying consolidated balance sheets. Such investment will be accounted for pursuant to the cost method of accounting.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Registration Rights, Lock-up and Indemnification Agreements

In connection with the issuance of (i) OP Units to SSH, Churchill, the Former Advisor, REIT I Advisor and REIT II Advisor pursuant to the terms of the SSH Contribution Agreement, the Churchill Contribution Agreement and the Limited Partner Interest Contribution Agreement, as applicable, and (ii) Class B Units, which are convertible into OP Units, to the Former Advisor, REIT I Advisor, REIT II Advisor, pursuant to the Limited Partner Interest Contribution Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with SSH, Churchill, the Former Advisor, REIT I Advisor and REIT II Advisor. Under the Registration Rights Agreement, we agreed to file, no later than six months following the date upon which our common stock becomes available for trading pursuant to the initial listing of such common stock on a national securities exchange, as such term is defined under the Exchange Act, and use commercially reasonable efforts to cause to become effective as soon as practicable thereafter, a registration statement for the offering on a continuous or delayed basis in the future covering resales of shares of our common stock that may be acquired by SSH, Churchill, the Former Advisor, REIT I Advisor or REIT II Advisor in connection with the exercise by them of the exchange rights associated with the OP Units or Class B Units.

Pursuant to the terms of the SSH Contribution Agreement, Churchill Contribution Agreement and Limited Partner Interest Contribution Agreement, none of SSH, Churchill, the Former Advisor, the REIT I Advisor or the REIT II Advisor may transfer for a period of two years any of (a) the OP Units or Class B Units it receives pursuant to the SSH Contribution Agreement, Churchill Contribution Agreement or the Limited Partner Interest Contribution Agreement, as applicable, or (b) any shares of our common stock held by any of them upon exchange of the OP Units or Class B Units pursuant to the provisions of the Operating Partnership Agreement, except for certain permitted transfers, and, upon a change in control, such restrictions on transfer shall terminate.

Pursuant to the contribution agreements discussed above, SSH, Churchill and the Special Limited Partners (collectively, the “Contributors”) agreed to indemnify us for losses incurred by us arising from or relating to (i) a breach of any representation, warranty, covenant or agreement made by the Contributors in any of their respective contribution agreements or other Self Administration and Investment Management Transaction documents; (ii) the excluded assets; and (iii) the excluded liabilities. The Contributors are not required to provide indemnification under the contribution agreements until aggregate losses incurred by us exceed $140,000, and then only to the extent of such losses over $140,000, but the maximum amount the Contributors are required to pay us for losses pursuant to such indemnification obligations is $2.1 million. We agreed to indemnify the Contributors for losses incurred by the Contributors arising from or relating to (i) a breach of any representation, warranty, covenant or agreement made by us in any of the contribution agreements or other Self Administration and Investment Management Transaction documents; (ii) the ownership or operation of the contributed assets after the closing of the Self Administration and Investment Management Transaction; and (iii) the assumed liabilities.

Severance Agreements

In connection with the Self Administration and Investment Management Transaction, we entered into severance agreements with each of our executive officers (collectively, the “Severance Agreements”). Each of the Severance Agreements for our executive officers (collectively, the “Executive Officer Severance Agreements”) provide for separation payments upon the termination of the executive officer’s employment under various conditions. The level of severance pay depends upon the circumstances of the executive officer’s termination of employment. If the executive officer violates any of the restrictive covenants set forth in the Executive Officer Severance Agreements, that executive officer’s right to receive severance payments pursuant to the Executive Officer Severance Agreements will end immediately.

Note 4. Southwest Colonial, DST and USA SF Self Storage, DST Acquisitions

Southwest Colonial, DST

During the fourth quarter of 2013, we purchased beneficial interests (the “Colonial Interests”) in Southwest Colonial, DST (“Colonial DST”), a Delaware statutory trust sponsored by our Former Sponsor, from approximately 50 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were fully completed on November 1, 2013. Following the purchase of these interests, we owned 100% of the interests in Colonial DST. The agreed upon purchase price of the Colonial Interests acquired, based on the aggregate appraised value of the five properties owned by Colonial DST was approximately $27.9 million. Consideration provided consisted of approximately $9.0 million in cash along with the issuance of approximately 151,300 limited partnership units in our Operating Partnership and the assumption of an approximately $16.7 million bank loan held by Colonial DST (the “John Hancock Loan”). Colonial DST leased its properties to a master tenant (the “Colonial Tenant”) on a triple-net basis pursuant to a master lease (the “Colonial Lease”). The Colonial Tenant is owned by affiliates of our Former

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Sponsor. We and our Former Sponsor, along with its affiliates, have agreed to assign 100% of the economic benefits and obligations from these properties to us in exchange for indemnification by us for any potential liability incurred subsequent to the assignment by the Former Sponsor in connection with the Colonial Lease.

We incurred acquisition fees due to our Former Advisor of approximately $340,000 in connection with these acquisitions.

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

USA SF Self Storage, DST

During January and February 2014, through an indirect wholly-owned subsidiary, we closed on the purchase of an additional approximately 86% in beneficial interests (the “SF Interests”) in USA SF Self Storage, DST (the “SF DST”), a Delaware Statutory Trust sponsored by our Former Sponsor, from approximately 45 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. The agreed upon purchase price of the property relating to the SF Interests acquired was approximately $20 million.

The acquisition brought our ownership of the SF DST to approximately 98%, including approximately 12% that we acquired previously in unrelated transactions (See Note 2). The consideration provided was primarily in the form of approximately $5.7 million in cash, an assumption of the pro rata debt of approximately $10.2 million and the issuance of approximately 245,000 limited partnership units in our Operating Partnership. We paid our Former Advisor approximately $0.2 million in acquisition fees in connection with these acquisitions.

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

SF DST owns a self storage facility located in San Francisco with an aggregate of approximately 1,120 units and 76,000 rentable square feet.

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

As of September 30, 2014, the SF DST had net real estate assets of approximately $16.5 million, approximately $10 million of secured debt and approximately $0.1 million of noncontrolling interest related to this entity. Such assets are only available to satisfy the obligations of the SF DST. The lenders of the secured debt have no recourse to other Company assets.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 5. Real Estate Facilities

The following summarizes our activity in real estate facilities during the nine months ended September 30, 2014:

Real estate facilities
Balance at December 31, 2013	$694,138,787
Facility acquisitions	13,744,304
Impact of foreign exchange rate changes	(1,910,632)
Improvements and additions	4,637,481

Balance at September 30, 2014	$710,609,940

Accumulated depreciation
Balance at December 31, 2013	$(46,432,155)
Depreciation	(14,313,057)

Balance at September 30, 2014	$(60,745,212)

The following table summarizes the preliminary purchase price allocation for our real estate acquisitions during the nine months ended September 30, 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2014 Revenue(2)	2014 Property Operating Income(2)(3)
Hampton II – VA	3/5/2014	$5,930,000	$770,000	$6,700,000	$402,827	$256,971
Chandler – AZ	3/27/2014	4,375,000	510,000	4,885,000	251,982	143,772
Toronto II – ONT(4)(5)	4/2/2014	3,439,304	—	3,439,304	—	—

Total		$13,744,304	$1,280,000	$15,024,304	$654,809	$400,743

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses,.
(4)	Allocation (excludes estimated development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(5)	Property is under construction; therefore the property generated no revenue or operating income as of September 30, 2014.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2014, as further evaluations are completed and additional information is received from third parties.

The above properties were acquired from unaffiliated third parties and were purchased entirely with cash. Total acquisition fees paid to our Former Advisor related to the above properties for the three and nine months ended September 30, 2014 were approximately none and $0.6 million, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 6. Secured Debt

The Company’s secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	September 30, 2014	December 31, 2013	Interest Rate	Maturity Date
Montgomery	$2,633,671	$2,693,364	6.42%	7/1/2016
Seabrook	4,387,239	4,444,137	5.73%	1/1/2016
Greenville	2,198,508	2,226,986	5.65%	3/1/2016
Kemah	8,633,635	8,732,981	6.20%	6/1/2016
Memphis	2,435,271	2,465,045	5.67%	12/1/2016
Tallahassee	7,373,826	7,446,178	6.16%	8/1/2016
Houston	1,951,475	1,981,095	5.67%	2/1/2017
San Francisco	10,153,087	10,256,163	5.84%	1/1/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,496,599	1,511,958	5.72%	6/1/2017
Pearland	3,405,553	3,438,473	5.93%	7/1/2017
Daphne	1,252,862	1,381,213	5.47%	8/1/2020
Mesa	2,914,651	2,968,060	5.38%	4/1/2015
Riverdale(1)	—	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan(2)(3)	30,649,140	31,044,708	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada(4)	5,750,512	6,144,911	4.75%	4/15/2017
Citi Loan(5)	27,771,887	28,077,873	5.77%	2/6/2021
Bank of America Loan – 1(6)	4,260,313	4,321,842	5.18%	11/1/2015
Bank of America Loan – 2(7)	6,455,515	6,548,748	5.18%	11/1/2015
Bank of America Loan – 3(8)	11,603,127	11,770,704	5.18%	11/1/2015
Prudential – Long Beach(9)	6,451,747	6,533,640	5.27%	9/5/2019
SF Bay Area – Vallejo(10)	—	4,295,098	6.04%	6/1/2014
Citi Las Vegas Loan(11)	7,347,561	7,434,590	5.26%	6/6/2021
ING Loan(12)	21,012,069	21,265,500	5.47%	7/1/2021
Ladera Ranch	6,588,903	6,691,304	5.84%	6/1/2016
Las Vegas V	1,598,493	1,628,783	5.02%	7/1/2015
Mississauga(13) – Ontario, Canada	6,483,784	6,763,769	5.00%	10/31/2015
Chantilly(14)	3,380,517	3,421,797	4.75%	6/6/2022
Brampton(15) – Ontario, Canada	6,214,523	6,482,879	5.25%	6/30/2016
Citi Stockade Loan – 1(16)	18,200,000	18,200,000	4.60%	10/6/2022
KeyBank CMBS Loan(17)	30,611,858	30,960,278	4.65%	11/1/2022
Citi Stockade Loan – 2(18)	19,362,500	19,362,500	4.61%	11/6/2022
Bank of America Loan – 4(19)	6,339,390	6,394,362	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan(20)	3,000,000	3,000,000	4.08%	3/6/2023
KeyBank Revolver(21)	99,000,000	71,000,000	1.66%	10/25/2016
John Hancock Loan(22)	16,465,104	16,682,984	6.36%	6/1/2018
Net fair value adjustment	834,458	913,837

Total secured debt	$406,217,778	$391,285,760

(1)	On April 28, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	On January 12, 2011, we encumbered the Dufferin property with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.0% (subject to a reduction in certain circumstances). The rate in effect at September 30, 2014 was 4.75%.
(5)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago – 95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of September 30, 2014 was approximately $49.5 million. Such amounts are only available to satisfy the obligations of this loan.
(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)	On May 1, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(11)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of September 30, 2014 was approximately $8.9 million. Such amounts are only available to satisfy the obligations of this loan.
(12)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(13)	In December 2011, we entered into a Canadian dollar denominated construction loan with an aggregate commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of September 30, 2014). Subsequent to September 30, 2014, the maturity date of this loan was extended to October 31, 2015.
(14)	The net book value of the Chantilly property as of September 30, 2014 was approximately $6.8 million. Such amounts are only available to satisfy the obligations of this loan.
(15)	In September 2012, we entered into a Canadian dollar denominated construction loan with an aggregate potential commitment amount of approximately $9.2 million. Such loan bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of September 30, 2014).
(16)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of September 30, 2014 was approximately $34.0 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of September 30, 2014 was approximately $40.5 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of September 30, 2014 was approximately $36.6 million. Such amounts are only available to satisfy the obligations of this loan.
(19)	This loan encumbers the Ridgeland and Canton properties.
(20)	This loan encumbers the Morgan Hill property. The net book value of the encumbered property as of September 30, 2014 was approximately $5.1 million. Such amount is only available to satisfy the obligations of this loan.
(21)	On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and nine other properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston, Phoenix I, Riverdale, SF Bay Area – Vallejo, Hampton II, and Chandler). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 1.66% as of September 30, 2014. The interest rate swap with a notional amount of $45 million that was originally entered into in connection with the Second Restated KeyBank Loan remains outstanding. For additional discussion, see “KeyBank Revolver” below.
(22)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

As of September 30, 2014 and December 31, 2013, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $647 million and $647 million, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

In July 2014, we borrowed an additional $10 million on the KeyBank Revolver, bringing the total amount outstanding to $99 million.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Second Restated KeyBank Loan was paid in full on October 28, 2013 with proceeds from the KeyBank Revolver.

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2014:

2014	$1,180,083
2015	37,556,875
2016	142,591,026
2017	49,475,070
2018	18,827,369
2019 and thereafter	155,752,897

Total payments	405,383,320
Unamortized fair value adjustment	834,458

Total	$406,217,778

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of September 30, 2014 was approximately 5.45%.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 7. Derivative Instruments – Cash Flow Hedge of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there was none during the three and nine months ended September 30, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $80,000 will be reclassified as an increase to interest expense.

As of September 30, 2014, we had one derivative outstanding, which was an interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$45,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$80,009	Accounts payable and accrued liabilities	$303,051

We have agreements with our derivative counterparty that contain a provision where if we either default or are capable of being declared in default, including default where repayment of the indebtedness has not been accelerated, on any of our indebtedness, then we could also be declared in default on our derivative obligations.

Certain of our agreements with our derivative counterparties contain provisions where if a specified event or condition (Credit Event Upon Merger) occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument. As of September 30, 2014, we had not posted any collateral.

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $82,000. If we had breached any of these provisions at September 30, 2014, we could have been required to settle our obligations under the agreements at their termination value of approximately $82,000.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 8. Related Party Transactions

During the three and nine months ended September 30, 2014 and 2013, through the closing of the Self Administration and Investment Management Transaction, effective August 31, 2014, we were a party to and incurred expenses under the following agreements.

Fees to Affiliates

Our Former Advisory Agreement with our Former Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitled our Former Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, as well as reimbursement for organizational and offering costs incurred by our Former Advisor on our behalf and entitled our Former Advisor to specified fees upon the investment of funds in real estate properties, among other services and reimbursement of certain costs and expenses incurred by our Former Advisor in providing services to us.

Advisory Agreement

Prior to the Self Administration and Investment Management Transaction, we did not have any employees. Our Former Advisor was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Former Advisor received various fees and expenses under the terms of our Former Advisory Agreement. Our Former Advisory Agreement also required our Former Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, were in excess of 15% of gross proceeds from the Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that these expenses did not exceed 15% of gross proceeds from the Offering. In addition, certain organization and offering costs of the Offering were paid by our Former Advisor on our behalf and reimbursed to our Former Advisor from the proceeds of the Offering. Organization and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Former Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Former Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Former Advisor was required to reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Our Former Advisor received acquisition fees equal to 2.5% of the contract purchase price of each property we acquired plus reimbursement of any acquisition expenses the Former Advisor incurred. Our Former Advisor also received a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeded $500 million, the monthly asset management fee would be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Former Advisory Agreement), including payment of the fee, was greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Former Advisor’s permanent waiver of certain asset management fees). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions was equal to 2.0% of the gross revenues from the properties and was paid to affiliates of our Former Sponsor. Under our Former Advisory Agreement, and our articles of incorporation, as amended, our Former Advisor may have received disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Former Advisor provided substantial assistance in connection with the sale. The disposition fees paid to our Former Advisor were subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fees paid to our Former Advisor) may not have exceeded the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Our Former Advisory Agreement provided for reimbursement of our Former Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Former Advisor’s permanent waiver of certain reimbursements for the three and nine months ended September 30, 2013). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Former Advisor was required to reimburse us the amount by which our aggregate annual operating expenses, as defined, exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeded the limitation, we were required to disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure was required to include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the three and nine months ended September 30, 2014, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

On September 27, 2012, we entered into a Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with our Former Advisor. The material terms of the Former Advisory Agreement were not changed. However, certain provisions were added, the most significant of which was a provision restricting us, during the term of the Amended Advisory Agreement and for a period of two years after the termination of the Amended Advisory Agreement, from soliciting or hiring any employee of, or person performing services on behalf of, our Former Advisor.

On March 28, 2014, in a series of related transactions, we entered into an amended and restated advisory agreement (the “Third Amended and Restated Advisory Agreement”) and an amended and restated limited partnership agreement (the “Second Amended and Restated Limited Partnership Agreement”), and REIT I and REIT II entered into amendments to their respective operating partnership agreements, (the “First REIT I OP Agreement Amendment” and the “First REIT II OP Agreement Amendment,” respectively). REIT I and REIT II are each wholly-owned by our Operating Partnership.

The Third Amended and Restated Advisory Agreement with our Former Advisor and our Operating Partnership amended and superseded the Second Amended and Restated Advisory Agreement. Pursuant to the Third Amended and Restated Advisory Agreement, provisions related to various subordinated fees that would be due to our Former Advisor upon the occurrence of certain events were removed from such agreement and were included in the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership. Additionally, our Operating Partnership became a party to the Third Amended and Restated Advisory Agreement and provided customary representations and warranties, and certain provisions of the Second Amended and Restated Limited Partnership Agreement were incorporated into the Third Amended and Restated Advisory Agreement.

The Second Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Former Advisor amended and superseded the First Amended and Restated Limited Partnership Agreement. Pursuant to the Second Amended and Restated Limited Partnership Agreement, our Former Advisor and the advisors to REIT I and REIT II were each granted a special limited partnership interest in our Operating Partnership and each became a party to the Second Amended and Restated Limited Partnership Agreement. In addition, provisions related to various subordinated fees that would be due to our Former Advisor upon the occurrence of certain events were included in such agreement and were payable as distributions pursuant to our Former Advisor’s special limited partnership interest. After giving effect to the Second Amended and Restated Limited Partnership Agreement, the First REIT I OP Agreement Amendment, and the First REIT II OP Agreement Amendment, our Former Advisor and the advisors to REIT I and REIT II became entitled to receive various potential subordinated distributions, each of which were outlined further in the Second Amended and Restated Limited Partnership Agreement, the First REIT I OP Agreement Amendment, and the First REIT II OP Agreement Amendment, if (1) our shares of common stock were listed on a national exchange, (2) we terminated our Former Advisory Agreement (other than a voluntary termination by mutual assent), (3) we liquidated our portfolio, or (4) we entered into an Extraordinary Transaction, as defined in such agreements. In the case of each of the foregoing distributions, our Former Advisor’s receipt of the distribution is subordinate to return of capital to our stockholders plus at least a 6% cumulative, non-compounded return, and our Former Advisor’s share of the distribution was 5%, 10%, or 15%, depending on the return level to our stockholders. The receipt of the distribution by the former advisors to REIT I and REIT II is subordinate to return of capital to the original REIT I and REIT II stockholders plus at least a 7% cumulative, non-compounded return, and such advisors’ share of the distribution was 15%. In addition, our Former Advisor was potentially entitled to a one-time cash distribution in the event that we (1) listed our shares of common stock on a national exchange, (2) liquidated our portfolio, or (3) entered into an Extraordinary Transaction resulting in a return to our stockholders in excess of an amount per share that will be determined by our independent directors. Such one-time cash distribution would be paid as part of the complete redemption of our Former Advisor’s special limited partnership interest in our Operating Partnership and would be up to the aggregate amount of all unreturned and unreimbursed capital invested by our Former Advisor and its affiliates in us, our Operating Partnership, our Former Advisor and affiliates, relating in any way to our business or our Operating Partnership’s business or any offering.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Prior to the Self Administration and Investment Management Transaction, our Chief Executive Officer, through a wholly-owned limited liability company, owned a 15% non-voting equity interest in our Dealer Manager. We acquired that equity interest through the Self Administration and Investment Management Transaction

Property Management Agreement

Our Property Manager received and was entitled to certain fees up to the date of our acquisition of our Property Manager through the Self Administration and Investment Management Transaction. Our Property Manager received a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. In the event that our Property Manager assisted with the development or redevelopment of a property, we may have been required to pay a separate market-based fee for such services. As a condition of the REIT II merger transaction, our Property Manager agreed to waive the monthly property management fees for the REIT II properties until the FFO, as defined in the merger agreement, of those properties reached $0.70 per share (which threshold was met in the three months ended March 31, 2013). During the three and nine months ended September 30, 2014, property management fees of approximately $46,000 and $179,000, respectively, were recorded relative to the REIT II properties and, for the three and nine months ended September 30, 2013, we recorded $66,000 and $151,000, respectively, relative to the REIT II properties.

On September 27, 2012, our board of directors approved revisions to our property management agreements entered into with respect to properties acquired after that date. These revisions included increasing the term to three years, with automatic three-year extensions; revising the property owner’s obligation to reimburse the Property Manager for certain expenses; the addition of a construction management fee (as defined); the addition of a tenant insurance administrative fee; adding a nonsolicitation provision; and adding a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by SSH.

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and nine months ended September 30, 2014 and 2013:

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Expensed
Reimbursement of operating expenses(1)	$154,569	$11,992	$775,473	$34,093
Asset management fees(2)	1,029,667	1,214,561	4,071,601	3,571,501
Property management fees(3)(4)	989,453	1,251,116	3,793,069	3,539,318
Acquisition expenses	107,019	476,656	719,264	583,275
Additional Paid-in Capital
Selling commissions	—	4,075,472	—	7,004,507
Dealer Manager fee	—	1,746,632	—	3,001,932
Reimbursement of offering costs	—	92,665	—	316,794

Total	$2,280,708	$8,869,094	$9,359,407	$18,051,420

(1)	During the three and nine months ended September 30, 2013, our Former Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $350,000 and $975,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Former Advisor. Such reimbursable indirect costs were not waived by the Former Advisor during the three and nine months ended September 30, 2014, and totaled approximately $132,000 and $743,000, respectively.
(2)	During the three and nine months ended September 30, 2013, our Former Advisor permanently waived asset management fees related to the Stockade Portfolio totaling approximately $176,000 and $525,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Former Advisor. Such asset management fees were not waived by the Former Advisor during the three and nine months ended September 30, 2014, and totaled approximately $118,000 and $471,000, respectively.
(3)	During the three and nine months ended September 30, 2013, property management fees included approximately none and $27,000, respectively, of fees paid to the former sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the three and nine months ended September 30, 2014 and 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $155,000 and $177,000, respectively for the three months ended September 30, 2014 and 2013, and approximately $309,000 and $521,000, respectively for the nine months ended September 30, 2014 and 2013. These amounts were waived permanently and accordingly, will not be paid to our Property Manager.

As of September 30, 2014 and December 31, 2013, we had amounts due to affiliates totaling $5,127,862 and $1,741,518, respectively.

Tenant Reinsurance Program

Beginning in 2011, our Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities invested in a Cayman Islands company (the “Reinsurance Company”) that reinsures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or may be entitled to receive distributions of profits depending on actual losses incurred under the program. Effective August 31, 2014, we acquired such interest from our Chief Executive Officer and President (See Note 3). For the three months ended September 30, 2014 and 2013, we recorded revenue of approximately $0.3 million and $0.4 million, respectively, in connection with this tenant reinsurance program while it was owned by such affiliates. For the nine months ended September 30, 2014 and 2013, we recorded revenue of approximately $1.3 million and $1.2 million, respectively, in connection with this tenant reinsurance program while it was owned by such affiliates. In September 2014, we recorded approximately $0.2 million in revenue from the program insurer.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Storage Auction Program

During the second quarter of 2013, our Chief Executive Officer and President, and our Senior Vice President – Property Management and the President of our Property Manager, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Our Chief Executive Officer also serves on the Board of Advisors of the Auction Company. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company is now approximately nine percent. For the three months ended September 30, 2014 and 2013, we incurred approximately $31,000 and $18,000, respectively, in auction fees with the Auction Company. For the nine months ended September 30, 2014 and 2013, we incurred approximately $94,000 and $21,000, respectively, in auction fees with the Auction Company.

Investment in Managed REIT

On July 31, 2014, SSTI Preferred Investor, LLC, (the “SSTI Preferred Investor”), a wholly-owned subsidiary of our Operating Partnership, entered into a preferred unit purchase agreement (the “Unit Purchase Agreement”) with SS Growth Operating Partnership, L.P. (the “SSGT Operating Partnership”) and SSGT. SSGT, the parent company of the SSGT Operating Partnership, is a REIT that is currently raising capital through a private placement memorandum and is also in registration to be a non-exchange traded REIT and is sponsored and managed by us, effective August 31, 2014. Pursuant to the Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in the SSGT Operating Partnership (the “Investment”), which amount may be invested in one or more tranches, to be used for investments in self storage properties, as described in the Unit Purchase Agreement, in exchange for up to an aggregate of 724,000 preferred units of limited partnership interest of the SSGT Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, the SSGT Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the Liquidation Amount through March 31, 2017; and (ii) thereafter, 6.35% per annum on the Liquidation Amount or (B) defer the additional distributions (“Deferred Distribution”), which Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the Deferred Distribution through March 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the Deferred Distribution. The Investment is redeemable at SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the Preferred Units.

On July 31, 2014, the SSTI Preferred Investor invested approximately $7 million in the first tranche of its investment in the SSGT Operating Partnership. On September 29, 2014, the SSTI Preferred Investor invested an additional approximately $3 million in the SSGT Operating Partnership. Such amounts are included in investments in managed REITs in our consolidated balance sheet. Additionally, during the three months ended September 30, 2014, we recorded income of approximately $0.1 million from such investment, which is included in equity in earnings of unconsolidated entities in our consolidated statements of operations.

Investment Management Transactions

Effective August 31, 2014, our Operating Partnership acquired Strategic Storage Realty Group, LLC, the parent company of the advisor and property manager for both SST II and SSGT, as part of the Self Administration and Investment Management Transaction. As a result, we are now their sponsor and will be entitled to receive various fees and expense reimbursements discussed below from the Managed REITs.

As of September 30, 2014, SSGT owned three self storage properties and SST II did not yet own a self storage property.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, are entitled to receive various fees and expense reimbursements under the terms of the SST II and SSGT advisory agreements. However, in connection with the Self Administration and Investment Management Transaction, we, the

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Operating Partnership and SSH agreed that for a period of six months following the closing of the Self Administration and Investment Management Transaction, subject to certain extensions, SSH, as the former ultimate parent company of Strategic Storage Advisor II, LLC and SS Growth Advisor, LLC, will retain any and all acquisition fees that would have been due under their respective advisory agreements with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction (See Note 3).

SST II Advisory Agreement

Strategic Storage Advisor II, LLC (the “SST II Advisor”) provides acquisition and advisory services to SST II pursuant to an advisory agreement (the “SST II Advisory Agreement”). SST II is required to reimburse SST II Advisor for organization and offering costs under the SST II Advisory Agreement; provided, however, the SST II Advisor will be required to reimburse SST II within 60 days after the end of the month in which the public offering terminates to the extent SST II paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST II primary offering. The SST II Advisory Agreement also requires the SST II Advisor to reimburse SST II to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST II offering.

Subject to the Acquisition Fee Tail Agreement, the SST II Advisor will receive acquisition fees equal to 1.75% of the contract purchase price of each property SST II acquires plus reimbursement of any acquisition expenses that SST II Advisor incurs. The SST II Advisor will also receive a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of SST II’s aggregate asset value, as defined.

Under the SST II Advisory Agreement, the SST II Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property SST II sells, as long as the SST II Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to the SST II Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property and are subordinated to receipt of the SST II stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The SST II Advisor may potentially also be entitled to various subordinated distributions under the SST II operating partnership agreement if SST II (1) lists its shares of common stock on a national exchange, (2) terminates the SST II Advisory Agreement, (3) liquidates its portfolio, or (4) enters into an Extraordinary Transaction, as defined in the SST II operating partnership agreement.

The SST II Advisory Agreement provides for reimbursement of the SST II Advisor’s direct and indirect costs of providing administrative and management services to SST II. Beginning four fiscal quarters after SST II acquires its first real estate asset, the SST II Advisor will be required to pay or reimburse SST II the amount by which SST II’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST II’s average invested assets or 25% of SST II’s net income, as defined, unless a majority of SST II’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

In September 2014 no advisory fees were earned related to SST II. However, in September 2014, we did record approximately $37,000 in reimbursements for payroll and related overhead costs of our employees that were engaged in providing administrative and management services for SST II. Additionally, we had other receivables of approximately $245,000 related primarily to offering and acquisition costs, which we incurred on SST II’s behalf, which are included in the investments in managed REITs line-item in our consolidated balance sheets.

SSGT Advisory Agreements

SS Growth Advisor, LLC (the “SSGT Advisor”) provides acquisition and advisory services to SSGT pursuant to an advisory agreement in connection with the private placement offering (the “SSGT Private Offering Advisory Agreement”). The SSGT Advisor will enter into a substantially similar advisory agreement in connection with the public offering (the “SSGT Public Offering Advisory Agreement” and, together with the Private Offering Advisory Agreement, the “SSGT Advisory Agreements”). SSGT will be required to reimburse the SSGT Advisor for organization and offering costs from the SSGT private offering and the SSGT public offering pursuant to the SSGT Advisory Agreements; provided, however, pursuant to the SSGT Public Offering Advisory Agreement, the SSGT Advisor will be required to reimburse SSGT within 60 days after the end of the month in which the SSGT public offering terminates to the extent SSGT paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SSGT primary offering.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The SSGT Public Offering Advisory Agreement will also require the SSGT Advisor to reimburse SSGT to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SSGT public offering. The SSGT Advisor will receive acquisition fees equal to 1% and 1.75% (subject to the Acquisition Fee Tail Agreement), respectively, of the contract purchase price of each property SSGT acquires plus reimbursement of any acquisition expenses the SSGT Advisor incurs pursuant to the SSGT Private Offering Advisory Agreement and the SSGT Public Offering Advisory Agreement. The SSGT Advisor will also receive a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of SSGT’s aggregate asset value, as defined. SSGT may also pay the SSGT Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of SSGT’s properties.

Under the Public Offering Advisory Agreement, the SSGT Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property SSGT sells, as long as the SSGT Advisor provides substantial assistance in connection with the sale. As provided under the SSGT Public Offering Advisory Agreement, the total real estate commissions paid (including the disposition fee paid to the SSGT Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property. SSGT will also pay the SSGT Advisor or its affiliate a market-based development fee some or all of which may be reallowed to a third party developer. The development fee will be paid in connection with properties that SSGT anticipates developing or expanding within 12 months of the acquisition of such properties. A development fee to a third party developer may take the form of an up-front fee and participation in a back-end performance fee. The SSGT Advisor may also be potentially entitled to various subordinated distributions under SSGT’s operating partnership agreement if SSGT (1) lists its shares of common stock on a national exchange, (2) terminates the SSGT Public Offering Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SSGT operating partnership agreement.

The SSGT Advisory Agreements provide for reimbursement of the SSGT Advisor’s direct and indirect costs of providing administrative and management services to SSGT. Beginning four fiscal quarters after SSGT acquires its first real estate asset, pursuant to the SSGT Public Offering Advisory Agreement, the SSGT Advisor will be required to pay or reimburse SSGT the amount by which SSGT’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SSGT’s average invested assets or 25% of its net income, as defined, unless a majority of SSGT’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

In September 2014, we earned approximately $9,000 in asset management fees related to SSGT and recorded approximately $36,000 in reimbursements for payroll and related overhead costs of our employees that were engaged in providing administrative and management services for SSGT. Additionally, we had other receivables of approximately $150,000 related primarily to offering and acquisition costs, which we incurred on SSGT’s behalf, which are included in the investments in managed REITs line-item in our consolidated balance sheets.

Property Management Fees

Commencing September 1, 2014, our indirect subsidiaries, Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (collectively the “Managed REITs Property Managers”), will receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements to be entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REITs Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties plus reimbursement of the costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. In the event that the Managed REITs Property Manager assists with the development or redevelopment of a property owned by a Managed REIT, the Managed REITs Property Manager may be entitled to receive a separate market-based fee for such services. In addition, the Managed REITs Property Manager will be entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of the Managed REITs’ properties in connection with the tenant insurance program.

In September 2014 we generated approximately $23,000 in property management fees and recorded approximately $5,000 in receivables for wages and other expenses of our employees that were engaged in operating, managing and maintaining SSGT properties.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 9. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Initial Offering. The purchase price per share was the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. On March 28, 2012, the purchase price per share under the distribution reinvestment plan was changed to 95% of the offering price of our shares. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan to change the purchase price per share from 95% of the offering price to approximately $10.25 (which resulted in the same price as prior to this amendment and restatement) and make other certain minor revisions related to the closing of our Offering, including granting to our board of directors the authority to set or change the purchase price at any time in its sole and absolute discretion based upon such factors as it deems appropriate. On September 4, 2014, our board of directors approved an estimated value per share of our common stock of $10.81, based on our net asset value divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2014. In connection with the new estimated value per share, and pursuant to its authority to change the share purchase price, our board of directors approved a share price of approximately $10.27 per share (95% of the $10.81 estimated value per share) for shares offered pursuant to our distribution reinvestment plan, effective as of September 4, 2014.

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

No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of September 30, 2014, we have sold approximately 1.8 million shares through our DRP Offering.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. The holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights: (1) until the earlier of (a) a listing of our shares or (b) our merger into another entity whereby our stockholders receive securities listed on a national securities exchange; or (2) until FFO of the properties contributed by the holders of the Class D Units reaches $0.70 per share, based on our fully-loaded cost of equity. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The Class B Units shall be converted on a per unit basis into OP Units at the later of (i) two years from the date of issuance, or (ii) the date on which the OP Units have a fully diluted estimated net asset value per unit (after giving effect to the conversion of the Class B Units) exceeding $10.81, calculated in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (IPA) in April 2013 (the “IPA Guidelines”); provided, however, that the estimated net asset value per unit shall take into account the value of the assets acquired by the Operating Partnership, pursuant to the SSH Contribution Agreement and the Churchill Contribution Agreement. The Class B Units shall be automatically converted into OP Units in the event of a change in control or listing event (with market value in a listing measured by the average closing price during a 30-day period commencing at any time between 180 days and 540 days following listing) at a price in excess of $10.81 per share. The Class B Units shall only be converted to the extent that, after giving effect to such conversion, the value of a share in the event of a change in control or listing event is greater than $10.81.

In connection with the Self Administration and Investment Management Transaction, pursuant to the terms of the SSH Contribution Agreement, Churchill Contribution Agreement and Limited Partner Interest Contribution Agreement, none of SSH, Churchill, the Former Advisor, the REIT I Advisor or the REIT II Advisor may transfer for a period of two years any of (a) the OP Units or Class B Units it receives pursuant to the SSH Contribution Agreement, Churchill Contribution Agreement or the Limited Partner Interest Contribution Agreement, as applicable, or (b) any shares of our common stock held by any of them upon exchange of the OP Units or Class B Units pursuant to the provisions of the Operating Partnership Agreement, except for certain permitted transfers, and, upon a change in control, such restrictions on transfer shall terminate.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 21 years as of September 30, 2014, subject to one 35 year extension option. We recorded rent expense of approximately $37,000 and $110,000, respectively for each of the three and nine months ended September 30, 2014 and 2013, respectively. The lease has minimum lease payments of approximately $34,000, $139,000, $139,000, $139,000, $139,000 and $2,415,000 for the years ending 2014, 2015, 2016, 2017, 2018 and thereafter respectively.

Other Contingencies

We have been involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 10. Declaration of Distributions

On September 4, 2014, our board of directors declared a distribution rate for the fourth quarter of 2014 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2014 and continuing on each day thereafter through and including December 31, 2014.

Note 11. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Total revenues	$21,292,574	$22,503,218	$23,132,944	$24,321,406	$25,535,260
Total operating expenses	$17,229,995	$19,315,207	$19,105,230	$18,566,277	$18,883,288
Operating income	$4,062,579	$3,188,011	$4,027,714	$5,755,129	$6,651,972
Net income (loss)	$(689,288)	$(2,639,352)	$(1,039,656)	$1,449,237	$3,002,451
Net income (loss) attributable to the Company	$(693,245)	$(2,637,508)	$(1,033,683)	$1,433,221	$2,967,540
Net income (loss) per share-basic and diluted	$(0.01)	$(0.05)	$(0.02)	$0.03	$0.05

Note 12. Subsequent Events

KeyBank Bridge Loan

On October 31, 2014, the SSTI Preferred Investor, a wholly-owned subsidiary of our Operating Partnership, entered into a bridge term loan (the “KeyBank Bridge Loan”) obtained from KeyBank National Association as lender and Administrative Agent (“KeyBank”) and Fifth Third Bank as co-lender. The SSTI Preferred Investor entered into the KeyBank Bridge Loan to fund preferred equity investments (the “Preferred Equity Investments”) of the SSTI Preferred Investor in the operating partnerships of SSGT and SST II.

Under the terms of the KeyBank Bridge Loan, the SSTI Preferred Investor may borrow up to $80 million, of which $12 million was funded at closing and $5 million was funded on November 5, 2014. The KeyBank Bridge Loan may be fully funded through a maximum of seven draws no later than March 31, 2015. Amounts repaid under the KeyBank Bridge Loan may not be redrawn.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The KeyBank Bridge Loan has an initial term of 364 days, maturing on October 30, 2015 (the “Maturity Date”). The SSTI Preferred Investor may extend the Maturity Date to April 30, 2016, subject to certain conditions outlined further in the credit agreement for the KeyBank Bridge Loan (the “Credit Agreement”). Payments due pursuant to the KeyBank Bridge Loan are interest-only for the life of the loan and are due monthly. The KeyBank Bridge Loan bears interest at the SSTI Preferred Investor’s option of either (i) LIBOR plus 650 basis points (“LIBOR”); or (ii) Alternate Base Rate plus 550 basis points (each as defined in the Credit Agreement). The SSTI Preferred Investor elected to have the LIBOR apply to the Initial Draws, which equated to an initial interest rate of approximately 6.66%.

The SSTI Preferred Investor must reduce the principal amount of the KeyBank Bridge Loan to no greater than the amounts and on the corresponding dates provided below, commencing on the date that is the earlier of (a) the last day of the second month following the acquisition of the last Portfolio Property (as defined in the Credit Agreement) by SSGT Operating Partnership, or SST II Operating Partnership; or (b) May 31, 2015 (such date, (a) or (b), is the “Curtailment Date”). Such reductions may be satisfied through (i) principal paydowns or (ii) a termination by the SSTI Preferred Investor of a portion of the undrawn commitment amount by notice to KeyBank or any combination of (i) and (ii).

Curtailment Date:	$77 million
Curtailment Date plus two months:	$71 million
Curtailment Date plus four months:	$61 million
Curtailment Date plus six months:	$49 million
Curtailment Date plus eight months:	$37 million
Curtailment Date plus ten months:	$25 million
Curtailment Date plus twelve months, until the Maturity Date (as it may be extended):	$11 million

The KeyBank Bridge Loan is secured by a perfected lien on the Preferred Equity Investments. The KeyBank Bridge Loan may be prepaid or terminated at any time without penalty; provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Bridge Loan.

The KeyBank Bridge Loan contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Credit Agreement):

The SSTI Preferred Investor and the Company must meet the following financial tests, on a consolidated basis and calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth of at least $250 million; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; and (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%.

Investment in Managed REIT

On November 3, 2014, the SSTI Preferred Investor, entered into a preferred unit purchase agreement (the “SST II Unit Purchase Agreement”) with Strategic Storage Operating Partnership II, L.P. (the “SST II Operating Partnership”) and SST II. Pursuant to the SST II Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $65 million through a preferred equity investment in the SST II Operating Partnership (the “SST II Investment”), which amount may be invested in one or more tranches, to be used for investments in self storage properties, as described in the SST II Unit Purchase Agreement, in exchange for up to an aggregate of 2.6 million preferred units of limited partnership interest of the SST II Operating Partnership (the “SST II Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “SST II Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor is entitled to receive current distributions (the “SST II Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the SST II Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the SST II Current Distributions, the SST II Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the SST II Liquidation Amount through March 31, 2017; and (ii) thereafter, 6.35% per annum on the SST II Liquidation Amount or (B) defer the additional distributions (“SST II Deferred Distribution”), which SST II Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the SST II Deferred Distribution through March 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the SST II Deferred Distribution. The SST II Investment is redeemable at SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the SST II Preferred Units.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

On November 3, 2014, the SST II Preferred Investor invested approximately $6.5 million in the first tranche of its investment in the SST II Operating Partnership.

SST II utilized the funds to buy through its operating partnership, a portfolio of five self storage facilities located in North Carolina and South Carolina. SST II’s purchase price of $22.1 million included the assumption of an existing $12.6 million loan that encumbers such facilities. We provided a non-recourse carve-out guaranty pursuant to such loan. In connection therewith we along with SST II must maintain an aggregate net worth (as defined) of at least equal to $6.0 million and an aggregate liquidity (as defined) of at least equal to $2.0 million. We will be released from the guaranty when (i) SST II alone meets the above net worth and liquidity requirements and (ii) the entire SST II Preferred Equity Investment is redeemed in full.

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

Overview

SmartStop Self Storage, Inc. (formerly known as Strategic Storage Trust, Inc.), a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to SmartStop Self Storage, Inc.

On September 4, 2014, we and our operating partnership, SmartStop Self Storage Operating Partnership, L.P. (formerly known as Strategic Storage Operating Partnership, L.P.) (the “Operating Partnership”), entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”), with Strategic Storage Holdings, LLC (“SSH”) and our former advisor, Strategic Storage Advisor, LLC (the “ Former Advisor”), pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Advisor and Strategic Storage Property Management, LLC (the “Property Manager”). The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed, asset management and property management servicing to two additional REITs, Strategic Storage Trust II, Inc. (“SST II”) and Strategic Storage Growth Trust, Inc. (“SSGT”) (collectively “the Managed REITs”), and now have the internal capability to originate, structure and manage additional investment products. See Note 3 of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2014, we had sold approximately 55 million shares of common stock for gross proceeds of approximately $563 million under all of our offerings.

In connection with the close-down of our Offering and in light of current market conditions, our board of directors has been and is continuing to explore certain strategic alternatives designed to provide stockholder liquidity at some point in the future, including, but not limited to, a potential listing of our shares on a national securities exchange. Our board of directors recognized that certain potential liquidity events may be enhanced if we first became self-administered. For example, we believed that our shares may be valued higher by the market if we became self-administered and those individuals responsible for managing our affairs were our own employees rather than those of an external advisor. Also, we may be able to sell our Company for a higher price or attract institutional equity as a self-administered company if the purchaser desires our management team and employees, along with our assets. Therefore, effective August 31, 2014, we became self-administered by acquiring substantially all of the operating assets of SSH. See Note 3 of the Notes to the Consolidated Financial Statements contained in this report for additional information. There can be no assurance that the exploration of any strategic alternatives will result in any particular outcome. In anticipation of potential strategic alternatives, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013.

As of September 30, 2014, we owned 126 self storage facilities (125 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 80,325 units and approximately 10.5 million rentable square feet. As of September 30, 2014, we also had noncontrolling interests in two additional self storage facilities. Additionally, we had an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant; such property was sold on July 31, 2014.

During the term of our Offering, our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares being offered pursuant to the Offering. The Dealer Management Agreement terminated upon the termination of our Offering. Prior to the Self Administration and Investment Management Transaction, our Chief Executive Officer, through a wholly-owned limited liability company, owned a 15% non-voting equity interest in our Dealer Manager. We acquired that equity interest through the Self Administration and Investment Management Transaction.

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired.

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Former Sponsor”), was the sponsor of our Offering. Our Former Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Former Sponsor owned a majority of SSH, which is the sole member of our Former Advisor, and prior to the Self Administration and Investment Management Transaction was the sole member of our property manager Strategic Storage Property Management, LLC (our “Property Manager”).

Prior to the Self Administration and Investment Management Transaction we did not have any employees. Our Former Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our Former Advisory Agreement. As a result of the Self Administration and Investment Management Transaction, we now have a fully integrated operations team of approximately 300 self storage employees and other professionals.

Our Property Manager was organized in August 2007 to manage our properties. SSH owned 100% of the Property Manager’s membership interests until we acquired such interests through the Self Administration and Investment Management Transaction.

As of September 30, 2014, our self storage portfolio was comprised as follows:

State	No. of Properties	Units	Sq. Ft. (net)(1)		% of Total Rentable Sq. Ft.	Physical Occupancy %(2)		Climate- Controlled %(3)	Rental Income %(4)
Alabama(5)	3	1,615	213,600		2.0%	81.6%		62.3%	1.7%
Arizona	5	2,455	294,900		2.8%	87.7%		26.8%	2.3%
California	9	7,500	925,800		8.9%	92.5%		17.6%	14.4%
Florida	10	7,750	877,000		8.4%	86.9%		44.7%	9.4%
Georgia	22	12,990	1,708,900		16.2%	88.3%		52.3%	13.7%
Illinois	4	2,455	394,000	(6)	3.8%	90.7%		1.8%	3.7%
Kentucky	5	2,870	415,700		4.0%	91.2%		2.0%	3.5%
Mississippi	3	1,495	224,300		2.1%	84.0%		24.3%	1.9%
Nevada	8	4,735	639,000		6.1%	86.7%		60.0%	4.6%
New Jersey	6	4,660	445,400		4.3%	87.3%		62.2%	7.5%
New York	1	700	82,800		0.8%	86.3%		20.2%	0.8%
North Carolina	3	1,560	207,600		2.0%	91.6%		17.8%	1.6%
Ontario, Canada(7)(9)	5	4,565	489,600		4.7%	85.5	%(8)	74.4%	3.8%
Pennsylvania	4	2,210	285,700		2.7%	78.5%		10.6%	2.3%
South Carolina	13	7,235	998,800		9.6%	89.7%		24.9%	9.1%
Tennessee	4	2,695	411,700		3.9%	88.8%		38.5%	3.6%
Texas	15	9,055	1,428,300		13.7%	87.5%		18.9%	11.5%
Virginia	6	3,780	415,400		4.0%	85.3%		43.0%	4.6%

Total	126	80,325	10,458,500		100%	88.0%		35.3%	100%

(1)	Includes all rentable square feet consisting of storage spaces, parking (approximately 1,235,000 square feet) and commercial office units.
(2)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2014.
(3)	Represents the percentage of rentable square feet in climate-controlled units as of September 30, 2014 for each state.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of September 2014.
(5)	Excludes the interests owned in the Montgomery County Self Storage, DST properties.
(6)	Includes approximately 38,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(7)	As of September 30, 2014, the Pickering and Toronto II properties were under development, thus the related occupancy statistics exclude these properties.
(8)	Included in the occupancy calculation for Ontario, Canada is the Brampton property which was 74% occupied as of September 30, 2014. The construction on the Brampton property was completed in July 2013.
(9)	All of the Canadian properties are located within the greater Toronto metropolitan area.

The map below shows the geographic location of our self storage portfolio as of September 30, 2014.

The weighted average capitalization rate at acquisition for our 125 wholly-owned self storage facilities as of September 30, 2014 was approximately 7.18% (7.49% for the 98 properties we acquired that were stabilized upon acquisition and 4.51% for the 23 that were lease-up properties at acquisition). We also had four properties (the Mississauga, Brampton, Pickering and Toronto II properties) that were under development at acquisition. Upon stabilization of the lease-up properties, we expect the capitalization rate of these properties to increase. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Former Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases at the time we acquire the property, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We will perform an annual impairment test for goodwill and between annual tests, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment tests of goodwill, we will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

Trademark Valuation

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for 6 years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

We will evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

Results of Operations

Overview

We derive revenues principally from rents received from our customers who rent units at our self storage facilities under month-to-month leases. Therefore, our operating results depend significantly on our ability to retain our existing customers and lease our available self storage units to new customers, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our customers making their required rental payments to us. We believe that our approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of September 30, 2014 and 2013, we owned 126 and 113 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2014 and 2013 as listed below.

•	In the three months ended September 30, 2014, we did not acquire any facilities. In the three months ended September 30, 2013, we acquired two operating facilities for consideration of approximately $12 million.

•	In the nine months ended September 30, 2014 we acquired two operating self storage facilities for consideration of approximately $11.6 million. In the nine months ended September 30, 2013, we acquired two operating facilities for consideration of approximately $12 million.

•	The three and nine months ended September 30, 2014 includes activity related to the 11 operating self storage facilities that were acquired between September 30, 2013 and September 30, 2014 for consideration of approximately $77 million.

In addition, as a result of the Self Administration and Investment Management Transaction, effective September 1, 2014 we no longer incur acquisition, asset and property managements fees, which we previously incurred while we were externally advised. However, we now incur additional payroll and overhead related costs.

Due to the items noted above, we believe there is little basis for comparison between the three and nine months ended September 30, 2014 and 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Self Storage Rental Revenue

Rental revenue for the three months ended September 30, 2014 was approximately $24.7 million, compared to rental revenue for the three months ended September 30, 2013 of approximately $20.6 million, an increase of approximately $4.1 million or 20%. The increase in rental revenue arose primarily from the 13 operating properties acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $2.5 million) and an increase in same-store rental revenue (approximately $1.6 million or 7.9%).

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended September 30, 2014 was approximately $0.8 million, as compared to ancillary operating revenue for the three months ended September 30, 2013 of approximately $0.7 million, an increase of approximately $0.1 million or 17%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2014 were approximately $7.9 million (approximately 30.9% of total revenues) as compared to property operating expenses for the three months ended September 30, 2013 of approximately $7.2 million (approximately 34.0% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $0.7 million, arose from the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2014 were approximately $2.0 million (approximately 7.9% of total revenues) as compared to property operating expenses – affiliates for the three months ended September 30, 2013 of approximately $2.5 million (approximately 11.6% of total revenues). Through August 31, 2014, property operating expenses – affiliates included property management fees and asset management fees. The decrease in property operating expenses – affiliates is primarily attributable to the Self Administration and Investment Management Transaction, which eliminated approximately $1.0 million of such fees for September 2014. The decrease was partially offset by the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $0.2 million). Additionally, during the third quarter of 2013 our Former Advisor permanently waived certain asset management fees due pursuant to the Former Advisory Agreement totaling approximately $0.2 million. Such asset management fees were not waived during the third quarter of 2014 and approximately $0.1 million of such fees were therefore recorded, thus causing a commensurate increase in property operating expenses – affiliates. For the two months ending August 31, 2014, we had increased property management fees associated with increased same-store revenues.

General and Administrative Expenses

General and administrative expenses were approximately $1.5 million for the three months ended September 30, 2014 as compared to general and administrative expenses for the three months ended September 30, 2013 of approximately $0.6 million. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs and board of directors’ related costs. In September 2014, as a result of the Self Administration and Investment Management Transaction, we recorded approximately $0.5 million of payroll and overhead related costs and approximately $0.2 million of other expenses related to the Managed REITs. During the third quarter of 2013 our Former Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the Former Advisory Agreement totaling approximately $0.3 million. Such reimbursable costs were not waived during the first two months of the third quarter of 2014 and approximately $0.1 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2014 were approximately $6.4 million, compared to approximately $6.1 million for three months ended September 30, 2013. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation expense is attributable to the increase in the number of self storage facilities we owned, while the decrease in amortization expense primarily relates to certain of our intangible assets that became fully amortized.

Self Administration and Investment Management Transaction Expenses

Self administration and investment management transaction expenses for the three months ended September 30, 2014 were approximately $1.0 million, as compared to approximately $0.1 million for the three months ended September 30, 2013. The increase in self administration and investment management transaction expenses arose from increased legal fees and fees and expenses of our other professional and financial advisors.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2014 were approximately $0.1 million, as compared to approximately $0.8 million for the three months ended September 30, 2013. The decrease in acquisition expenses primarily related to a decrease in property acquisitions and the related expense during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Interest Expense

Interest expense for the three months ended September 30, 2014 was approximately $4.5 million, as compared to interest expense of approximately $4.8 million for the three months ended September 30, 2013. The decrease in interest expense is the net result of a decrease of approximately $0.4 million attributable to the refinance of the Second Restated KeyBank Loan to the KeyBank Revolver, a slight increase in capitalized interest in 2014, off-set primarily by increased interest expense related to 2013 acquisitions.

Deferred Financing Amortization Expense

Deferred financing amortization expense was consistent between periods.

Equity in Earnings—Gain Related to Property Sale by Unconsolidated Entity

Equity in earnings—gain related to property sale by unconsolidated entity for the three months ended September 30, 2014 relates to our equity method investment in Westport LAX LLC, which owned an industrial property in Hawthorne, CA and was leased to a single tenant. Such property was sold in July 2014.

Other Income (Expense)

Other expense for the three months ended September 30, 2014 was approximately $0.8 million, as compared to other income of approximately $0.1 million for the three months ended September 30, 2013. The increase in expense of approximately $0.9 million primarily relates to losses on foreign currency exchange and, to a lesser extent, increased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2013, excluding our two Canadian properties that were in lease-up during the periods) for the three months ended September 30, 2014 and 2013. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Revenue(1)	$22,476,627	$20,856,514	7.8%	$3,058,633	$436,060	N/M	$25,535,260	$21,292,574	19.9%
Property operating expenses(2)	7,901,216	8,169,491	(3.3%)	968,230	317,422	N/M	8,869,446	8,486,913	4.5%

Operating income(3)	$14,575,411	$12,687,023	14.9%	$2,090,403	$118,638	N/M	$16,665,814	$12,805,661	30.1%

Number of facilities(4)	109	109		17	5		126	114
Rentable square feet(5)	9,059,500	9,059,500		1,399,000	486,800		10,458,500	9,546,300
Average physical occupancy(6)	87.8%	84.5%		N/M	N/M		87.9%	83.5%
Annualized rent per occupied square foot(7)	$10.30	$9.86		N/M	N/M		$10.29	$9.84

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, self administration and investment management transaction expenses and acquisition expenses, but does include property management fees.
(3)	The same-store table above includes property management fees in the property operating expenses line-item for the periods presented through August 31, 2014. For the periods presented thereafter, as a result of the Self Administration and Investment Management Transaction, such fees were not incurred. For the periods presented after August 31, 2014, we recorded expenses associated with the direct oversight of the properties in the property operating expenses line-item. Excluding property management fees and including the additional costs we now incur for all periods presented results in same-store operating income of approximately $15.2 million and $13.5 million, respectively for the three months ended September 30, 2014 and 2013, an increase in same-store operating income of approximately 12%.
(4)	The SF Property is included in the same-store facilities.
(5)	Of the total rentable square feet, parking represented approximately 1,235,000 and 1,205,000, respectively as of September 30, 2014 and 2013. On a same-store basis, for the same periods, parking represented approximately 1,100,000 square feet.
(6)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(7)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

Our increase in same-store revenue of approximately $1.6 million was primarily the result of increased average physical occupancy of approximately 330 basis points combined with increased rent per occupied square foot of approximately 4.5% for the three months ended September 30, 2014 over the three months ended September 30, 2013.

Our same-store property operating expenses decreased by approximately $0.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the elimination of approximately $0.4 million of property management fees in September 2014.

Our same-store property operating expenses as a percentage of total revenues decreased by approximately 4.0% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased revenues and the reduction in property management fees.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

Self Storage Rental Revenue

Rental revenue for the nine months ended September 30, 2014 was approximately $70.7 million, as compared to rental revenue for the nine months ended September 30, 2013 of approximately $58.7 million, an increase of approximately $12.0 million or 21%. The increase in rental revenue arises primarily from the 13 operating properties acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $7.3 million) and an increase in same-store rental revenue (approximately $4.7 million or 8.1%).

Ancillary Operating Revenue

Ancillary operating revenue for the nine months ended September 30, 2014 was approximately $2.3 million, as compared to ancillary operating revenue for the nine months ended September 30, 2013 of approximately $2.0 million, an increase of approximately $0.3 million or 16%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2014 were approximately $23.4 million (approximately 32.0% of total revenues) as compared to property operating expenses for the nine months ended September 30, 2013 of approximately $21.1 million (approximately 34.8% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $2.0 million, arose from the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up, and an increase in same-store property operating expenses of approximately $0.3 million primarily related to increased utilities, due to more severe winter weather conditions in 2014, net of reductions in advertising expense. Our property operating expenses as a percentage of revenues decreased by approximately 2.8% compared to the nine months ended September 30, 2013, primarily due to increased same-store revenues.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2014 were approximately $7.9 million (approximately 10.8% of total revenues) as compared to property operating expenses – affiliates for the nine months ended September 30, 2013 of approximately $7.1 million (approximately 11.7% of total revenues). Through August 31, 2014, property operating expenses – affiliates included property management fees and asset management fees. Effective August 31, 2014, as a result of the Self Administration and Investment Management Transaction such fees will no longer be incurred. Through August 31, 2014, property operating expenses – affiliates increased primarily due to the 13 operating properties we acquired in 2013 and 2014 and the two Canadian development properties that were in lease-up (approximately $0.8 million). Also, during the first nine months of 2013 our Former Advisor permanently waived certain asset management fees due pursuant to the Former Advisory Agreement totaling approximately $0.5 million. Such asset management fees were not waived during the first eight months of 2014 and approximately $0.5 million of such fees were therefore recorded, thus causing a commensurate increase. Additionally, through August 31, 2014, an increase in same-store revenues caused an increase in property management fees of approximately $0.3 million. Such increases were partially offset by the amount of property and asset management fees incurred in September 2013 of approximately $0.8 million, which were not incurred in September 2014 due to the Self Administration and Investment Management Transaction.

General and Administrative Expenses

General and administrative expenses were approximately $3.7 million for the nine months ended September 30, 2014 as compared to general and administrative expenses for the nine months ended September 30, 2013 of approximately $2.1 million. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs and board of directors’ related costs. During the nine months ended September 30, 2013 our Former Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the Former Advisory Agreement totaling approximately $1.0 million. Such reimbursable costs were not waived during the nine months ended September 30, 2014 and approximately $0.7 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses. Additionally, in September 2014, as a result of the Self Administration and Investment Management Transaction, we recorded approximately $0.5 million of payroll and overhead related costs and approximately $0.2 million of other expenses related to our management of the Managed REITs.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2014 were approximately $19.2 million, compared to approximately $19.0 million for nine months ended September 30, 2013. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. Depreciation expense increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was offset by a decrease in amortization expense related primarily to certain of our intangible assets that became fully amortized either during 2013 or during the nine months ended September 30, 2014.

Self Administration and Investment Management Transaction Expenses

Self administration and investment management transaction expenses for the nine months ended September 30, 2014 were approximately $1.7 million, as compared to approximately $0.1 million for the nine months ended September 30, 2013. The increase in self administration and investment management transaction expenses arose from increased legal fees and fees and expenses of our other professional and financial advisors.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2014 were approximately $0.8 million, as compared to approximately $1.0 million for the nine months ended September 30, 2013. The decrease in acquisition expenses primarily related to a decrease in property acquisitions and the related expense during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was approximately $13.5 million, as compared to interest expense of approximately $14.1 million for the nine months ended September 30, 2013. The decrease in interest is the net result of a decrease of approximately $1.2 million attributable to the refinance of the Second Restated KeyBank Loan to the KeyBank Revolver, a slight increase in capitalized interest in 2014, off-set primarily by increased interest expense related to 2013 acquisitions.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the nine months ended September 30, 2014 was approximately $1.0 million, as compared to approximately $1.1 million for the nine months ended September 30, 2013.

Equity in Earnings—Gain Related to Property Sale by Unconsolidated Entity

Equity in earnings—gain related to property sale by unconsolidated entity for the nine months ended September 30, 2014 relates to our equity method investment in Westport LAX LLC, which owned an industrial property in Hawthorne, CA and was leased to a single tenant. Such property was sold in July 2014.

Other Expense

Other expense for the nine months ended September 30, 2014 was approximately $0.9 million, as compared to approximately $0.4 million for the nine months ended September 30, 2013. The increase of approximately $0.5 million primarily relates to increased foreign currency exchange losses and increased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities for the nine months ended September 30, 2014 and 2013. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Revenue(1)	$64,701,599	$59,884,348	8.0%	$8,288,011	$747,375	N/M	$72,989,610	$60,631,723	20.4%
Property operating expenses(2)	24,097,027	23,901,987	0.8%	3,063,717	733,691	N/M	27,160,744	24,635,678	10.2%

Operating income(3)	$40,604,572	$35,982,361	12.8%	$5,224,294	$13,684	N/M	$45,828,866	$35,996,045	27.3%

Number of facilities(4)	109	109		17	5		126	114
Rentable square feet(5)	9,059,500	9,059,500		1,399,000	486,800		10,458,500	9,546,300
Average physical occupancy(6)	85.9%	82.7%		N/M	N/M		85.8%	82.3%
Annualized rent per occupied square foot(7)	$10.10	$9.74		N/M	N/M		$10.08	$9.75

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, self administration and investment management transaction expenses and acquisition expenses, but does include property management fees.
(3)	The same-store table above includes property management fees in the property operating expenses line-item for the periods presented through August 31, 2014. For the periods presented thereafter, as a result of the Self Administration and Investment Management Transaction, such fees were not incurred. For the periods presented after August 31, 2014, we recorded expenses associated with the direct oversight of the properties in the property operating expenses line-item. Excluding property management fees and including the additional costs we now incur for all periods presented results in same-store operating income of approximately $43.0 million and $38.4 million, respectively for the nine months ended September 30, 2014 and 2013, an increase in same-store operating income of approximately 12%.
(4)	The SF Property is included in the same-store facilities.
(5)	Of the total rentable square feet, parking represented approximately 1,235,000 and 1,205,000, respectively as of September 30, 2014 and 2013. On a same-store basis, for the same periods, parking represented approximately 1,100,000 square feet.
(6)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(7)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein.

Our increase in same-store revenue of approximately $4.8 million was primarily the result of increased average physical occupancy of approximately 320 basis points combined with increased rent per occupied square foot of approximately 3.7% for the nine months ended September 30, 2014 over the nine months ended September 30, 2013.

Our same-store property operating expenses decreased by approximately $0.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a reduction in advertising expenses.

Our same-store property operating expenses as a percentage of total revenues decreased by approximately 2.7% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased revenues.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Our board of directors is in the process of determining which liquidity event, if any, is in the best interests of us and our stockholders, including, but not limited to, a listing of our shares of common stock on a national securities exchange. We expect to achieve a liquidity event within three years, which is generally comparable to other publicly registered, non-traded REITs. Thus, we may not continuously purchase assets and may have a limited life as a non-traded REIT. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which acquisitions are made and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are making acquisitions and once our assets are in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our Offering has been completed and we expect our acquisition activity over the near term to be less vigorous, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance now that our Offering has been completed and we expect our acquisition activity over the near term to be less vigorous, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which acquisitions are made.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (including self administration and investment management transaction expenses), the amortization of fair value adjustments related to debt, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Former Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price, these fees and expenses and other costs. In the future, if we are not able to raise additional proceeds from our DRP Offering or other potential offerings, this could result in us paying acquisition fees or acquisition expenses with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life as a non-traded REIT, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its acquisitions. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income (loss) attributable to SmartStop Self Storage, Inc.	$2,967,540	$(693,245)	$3,367,078	$(4,809,548)
Add:
Depreciation	4,876,149	4,161,502	14,436,423	12,185,506
Amortization of intangible assets	1,332,422	1,728,352	4,400,501	6,419,083
Deduct:
Equity in earnings—gain related to property sale by unconsolidated entity	(1,876,787)	—	(1,876,787)	—
Adjustment for noncontrolling interests	(105,361)	(84,465)	(248,135)	(264,189)

FFO	7,193,963	5,112,144	20,079,080	13,530,852
Other Adjustments:
Self administration and investment management transaction expenses	969,983	93,168	1,689,364	146,073
Acquisition expenses	107,909	760,743	793,325	998,163
Amortization of fair value adjustments of secured debt	(29,256)	50,574	(79,379)	141,741
Realized and unrealized (gains) losses on foreign exchange holdings	487,370	(140,286)	402,857	180,157
Adjustment for noncontrolling interests	(51,003)	(15,833)	(66,704)	(42,599)

MFFO	$8,678,966	$5,860,510	$22,818,543	$14,954,387

Non-cash Items Included in Net Income (Loss):

Provided below is additional information related to selected non-cash items included in net income (loss) above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $0.3 million and $0.3 million, respectively, was recognized as interest expense for the three months ended September 30, 2014 and 2013 and approximately $1.0 million and $1.1 million, respectively, for the nine months ended September 30, 2014 and 2013.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change
Net cash flow provided by (used in):
Operating activities	$23,383,686	$14,117,256	$9,266,430
Investing activities	(47,102,519)	(27,498,227)	(19,604,292)
Financing activities	(1,168,620)	64,065,963	(65,234,583)

Cash flows provided by operating activities for the nine months ended September 30, 2014 and 2013 were approximately $23.4 million and $14.1 million, respectively, an increase in cash provided by operations of approximately $9.3 million. The increase in cash provided is primarily the result of an improvement in our net income, as adjusted for a gain related to a property sale by an unconsolidated entity, depreciation and amortization of approximately $6.4 million, along with other changes in working capital.

Cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were approximately $47.1 million and $27.5 million, respectively, an increase in the use of cash of approximately $19.6 million. The increase in cash used primarily relates to cash consideration paid of $13.0 million for the Self Administration and Investment Management Transaction, approximately $3.75 million paid for the acquisition of our interest in a Reinsurance Company, our cash investment in preferred OP Units in the operating partnership of SSGT of approximately $9.8 million, and the use of approximately $5.8 million related to the acquisition of additional noncontrolling interests, off-set by approximately $9.9 million in cash received from the sale of the Hawthorne Property.

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2014 and 2013 were approximately ($1.2) million and $64.1 million, respectively, a change of approximately $65.2 million. The change in cash used in financing activities over the prior period primarily relates to the termination of the Offering which resulted in a decrease in the net offering proceeds of approximately $92 million, off-set by a reduction in cash used of approximately $10.7 million related to the termination of the share redemption program and net cash provided of approximately $19 million from new issuances of debt, offset by debt repayments.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds of our Offering (in the form of DRP Offering proceeds), proceeds from secured or unsecured financing from banks or other lenders and net cash provided by property operations.

As set forth earlier, our Offering expired on September 22, 2013, and we believe the combination of proceeds from our Offering (in the form of DRP Offering proceeds) and potential borrowing capacity should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
Distributions paid in cash	$16,015,205		$19,276,713
Distributions reinvested	13,764,712		15,794,890

Total distributions	$29,779,917		$35,071,603

Source of distributions
Cash flows provided by operations	$23,383,686	78.5%	$19,306,141	55.0%
Offering proceeds from distribution reinvestment plan	6,396,231	21.5%	15,765,462	45.0%

Total sources	$29,779,917	100.0%	$35,071,603	100.0%

Cash flows provided by operations for the nine months ended September 30, 2014 and the year ended December 31, 2013, include approximately $0.8 million and $2.4 million, respectively, of acquisition related expenses and approximately $1.7 million and $0.5 million, respectively, of self administration and investment management transaction expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock through our DRP Offering.

From our inception through September 30, 2014, we incurred cumulative distributions of approximately $136.8 million, as compared to cumulative FFO of approximately $38.7 million. For the nine months ended September 30, 2014, we incurred distributions of approximately $29.8 million, as compared to FFO of approximately $20.1 million. For the year ended December 31, 2013, we incurred distributions of approximately $35.1 million, as compared to FFO of approximately $17.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2014, we had approximately $405.4 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.8 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of September 30, 2014 was approximately 5.45%. As of September 30, 2014, approximately $117.4 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest(1)	$77,354,033	$4,598,915	$32,991,256	$19,520,761	$20,243,101
Mortgage principal(1)	405,383,320	1,180,083	180,147,901	68,302,439	155,752,897
Operating leases	3,004,731	34,178	277,830	277,830	2,414,893

Total contractual obligations	$485,742,084	$5,813,176	$213,416,987	$88,101,030	$178,410,891

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As of September 30, 2014, our debt consisted of approximately $288 million in fixed rate debt and approximately $117.4 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.8 million). As of December 31, 2013, our debt consisted of approximately $300 million in fixed rate debt and approximately $90.4 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest expense (excluding the portion of our variable rate debt that was effectively fixed through an interest rate swap through December 24, 2014) would increase or decrease future earnings and cash flows by approximately $1.0 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2014:

	Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt(1)	$1,135,318	$30,888,653	$37,182,924	$44,147,340	$18,827,369	$155,752,897	$287,934,501
Average interest rate	5.45%	5.46%	5.44%	5.32%	5.17%	5.11%	—
Variable rate debt(1)	$44,765	$6,668,222	$105,408,102	$5,327,730	—	—	$117,448,819
Average interest rate	2.19%	2.16%	1.97%	4.75%	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As mentioned above, we had one derivative instrument as of September 30, 2014. Such instrument was a variable to fixed derivative with a notional amount of $45,000,000, which is effective through December 24, 2014. Our average receive rate is one month LIBOR and the average pay rate was 0.9075%.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following risk factors supplement the risk factors set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors contained in this “Item 1A—Risk Factors” should be read in conjunction with our consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

Risks Related to an Investment in SmartStop Self Storage, Inc.

Revenue and earnings from our Managed REITs are uncertain.

Revenue from our Managed REITs is dependent in large part on our ability to raise capital in offerings for existing or future Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty may create volatility in our earnings because of the resulting fluctuation in the Managed REITs’ revenue. Revenue generated from acquisition fees, asset management fees and property management fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REIT properties and assets.

The Managed REITs may not generate sufficient revenue or may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay or reimburse fees and expenses owed to us when due. In addition, the revenue payable by the Managed REITs is subject to certain limits set forth in their respective advisory agreements, which may limit the growth of our revenue. Furthermore, our ability to earn certain streams of revenue from the Managed REITs is tied to providing liquidity events for the Managed REITs. Our ability to provide such liquidity events, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. We may generate significantly higher revenue and income in years in which a liquidity event occurs for a Managed REIT.

Because the revenue streams from the advisory agreements with the Managed REITs are subject to limitation or cancellation, any such termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.

Our advisory agreements with the Managed REITs are renewable annually and may generally be terminated by each Managed REIT, without cause or penalty, upon 60 days’ written notice. There can be no assurance that the advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.

Our portfolio growth is constrained by our acquisition allocation policy that governs the allocation of investment opportunities that may be suitable for us and the Managed REITs.

We have adopted an acquisition allocation policy to allocate property acquisitions among us and the Managed REITs. Pursuant to the acquisition allocation policy, we will allocate potential investment opportunities to us and the Managed REITs based on the following factors: (i) investment objectives; (ii) availability to acquire the investment; (iii) investment characteristics; (iv) strategic location; geographic and property characteristics concentration/diversification; and (v) financial metrics of the investment.

If, after consideration and analysis of these factors, we determine that the investment opportunity is suitable for us and one or more of the Managed REITs, then (i) we will have priority for investment opportunities in the top 25 metropolitan statistical areas (“MSAs”), Canada and portfolios in excess of $100 million; (ii) SST II will have priority for stabilized self storage facilities located in non-top 25 MSAs or having a purchase price of $50 million or less, until such time as SST II reaches $500 million in aggregate assets and foreign investments other than Canada; and (iii) SSGT will have priority for lease-up, development, repositioning and other opportunistic properties, other than properties located in Canada. If all of the above allocation factors have been exhausted and we determine that an investment opportunity remains appropriate for us and one or more of the Managed REITs, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. This allocation of certain investment opportunities to the Managed REITs may restrict the potential growth of our direct real estate ownership and our ability to further diversify our portfolio.

Impairment of goodwill or other intangible assets resulting from the Self Administration and Investment Management Transaction may adversely affect our financial condition and results of operations.

Potential impairment of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration and Investment Management Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Our trademarks are important to the value of our business, and the inability to protect, and costs associated with protecting, our intellectual property could adversely affect our business and results of operations.

In connection with the Self Administration and Investment Management Transaction, we acquired trademarks and other intellectual property rights, including but not limited to the “SmartStop®” brand, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We will devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights.

Our efforts to protect our intellectual property may not be adequate. Third parties may misappropriate or infringe on our intellectual property. From time to time, we engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations.

We have invested in preferred equity investments, which involve a greater risk of loss than conventional debt financing.

We have invested in preferred equity investments and may invest in additional preferred equity investments. On July 31, 2014, SSTI Preferred Investor, LLC (the “SSTI Preferred Investor”), a wholly-owned subsidiary of our Operating Partnership, entered into a preferred unit purchase agreement with SS Growth Operating Partnership, L.P. (the “SSGT Operating Partnership”) and SSGT, pursuant to which the SSTI Preferred Investor agreed to provide up to approximately $18 million through a preferred equity investment in the SSGT Operating Partnership, which amount may be invested in one or more tranches, in exchange for in exchange for up to an aggregate of 724,000 preferred units of limited partnership interest of the SSGT Operating Partnership. On November 3, 2014, the SSTI Preferred Investor entered into a preferred unit purchase agreement with Strategic Storage Operating Partnership II, L.P. (the “SST II Operating Partnership”) and SST II, pursuant to which the SSTI Preferred Investor agreed to provide up to $65 million through a preferred equity investment in the SST II Operating Partnership, which amount may be invested in one or more tranches, in exchange for in exchange for up to an aggregate of 2,600,000 preferred units of limited partnership interest of the SST II Operating Partnership.

Our preferred equity investments involve a higher degree of risk than debt financing due to a variety of factors, including that such investments are subordinate to all of the issuer’s loans and are not directly secured by property underlying the investment. Furthermore, we have limited protections of our preferred equity investments in the event of a default on our investment As a result, we may not recover some or all of our investment.

Risks Associated with Debt Financing

If we breach covenants under our loan facility or our bridge loan with KeyBank, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

On October 28, 2013, we entered into a secured revolving loan with KeyBank (“KeyBank Revolver”), for borrowings up to $100 million. In addition, on October 31, 2014, the SSTI Preferred Investor, a subsidiary of our Operating Partnership, entered into a bridge term loan (the “KeyBank Bridge Loan”) obtained from KeyBank as lender and administrative agent and Fifth Third Bank (“Fifth Third”) as co-lender, for up to approximately $80 million. The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio and the Knoxville portfolio, along with five other properties, and is cross-defaulted to other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Bridge Loan is secured by a perfected lien on the preferred equity investments. The loans also impose a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on these KeyBank loans, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties and/or acquire the interest in SSTI Preferred Investor securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2008, our Initial Offering (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our Offering (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public in our Primary Offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. As of September 30, 2014, we had issued approximately 55 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $563 million. From this amount, we incurred approximately $14.9 million in acquisition fees to our Former Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Former Advisor. With the net offering proceeds and indebtedness, we acquired approximately $541 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2011, Commission File No. 000-53644

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 13, 2012, Commission File No. 000-53644

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

3.4	Bylaws, as amended, of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 14, 2014, Commission File No. 000-53644

4.1	Registration Rights Agreement, dated September 4, 2014, by and among Strategic Storage Trust, Inc., Strategic Storage Holdings, LLC, Churchill TRI, LLC, Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.1	Contribution Agreement, dated as of September 4, 2014, by and among Strategic Storage Trust, Inc. and Strategic Storage Operating Partnership, L.P., as Contributee, and Strategic Storage Holdings, LLC, as Contributor, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.2	Termination of Advisory Agreement, dated as of September 4, 2014, by and among Strategic Storage Trust, Inc., Strategic Storage Operating Partnership, L.P., and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.3	Limited Partner Interest Contribution Agreement, dated as of September 4, 2014, by and among Strategic Storage Operating Partnership, L.P., USA Self Storage Operating Partnership, LP, USA SS REIT II Operating Partnership, L.P., Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.4	Third Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.5	Form of Executive Officer Severance Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following SmartStop Self Storage, Inc. financial information for the period ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE, INC. (Registrant)

Dated: November 14, 2014	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer