Form 10-K
period 2014-12-31
SmartStop Self Storage, Inc.
filed 2015-03-25
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, on September 4, 2014, the registrant announced an estimated per share value of its common stock equal to $10.81 per share, calculated as of June 30, 2014. The registrant is currently offering shares of its common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $10.27, which is 95% of the last estimated per share value. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated per share value, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.” The aggregate market value of voting common stock held by non-affiliates was approximately $616,000,000 assuming a market value of $10.81 per share, as of June 30, 2014.

As of March 23, 2015, there were 58,431,274 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of SmartStop Self Storage, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “seek”, “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

SmartStop Self Storage, Inc. (“we,” “our,” “us” or the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities located throughout the United States and the Greater Toronto Area.

On September 4, 2014, we and our operating partnership, SmartStop Self Storage Operating Partnership, L.P. (the “Operating Partnership”), entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”), with Strategic Storage Holdings, LLC (“SSH”) and our former advisor, Strategic Storage Advisor, LLC (the “Former Advisor”), pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Former Advisor and Strategic Storage Property Management, LLC (the “Property Manager”). The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed, succeed to the advisory, asset management and property management arrangements with two additional REITs, Strategic Storage Trust II, Inc. (“SST II”) and Strategic Storage Growth Trust, Inc. (“SSGT”) (collectively “the Managed REITs”). See Note 3 of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

According to the 2015 Self Storage Almanac, we are the seventh largest owner and operator of self storage facilities in the United States. All of our properties are operated under the SmartStop® brand name. As of December 31, 2014, we owned 126 self storage properties containing approximately 80,000 units and 10.5 million rentable square feet in 17 states and the Greater Toronto Area.

As of December 31, 2014, we managed an additional 10 properties containing approximately 7,000 units and approximately 0.9 million rentable square feet. As of March 23, 2015, we increased our managed properties by an additional 27 properties containing approximately 15,000 units and approximately 1.6 million rentable square feet.

We derive substantially all of our revenues from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; (iii) our tenant insurance and reinsurance program; and (iv) advisory, asset management, property management and other fees we receive from the Managed REITs.

All of our properties are owned by and our operations conducted through the Operating Partnership. Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.” We are the sole general partner of the Operating Partnership, and therefore, we control the Operating Partnership. We elected to qualify as a REIT for federal income tax purposes for the taxable year ended December 31, 2008.

Business and Growth Strategies

Our primary business strategy is to maximize cash flow available for distribution to our stockholders and to achieve growth in our net operating income in order to maximize long-term stockholder value. Our business strategies include, among others, the following:

Maximize Property Performance Through Proactive Management

We intend to continue to proactively manage our existing self storage portfolio by focusing on the following strategies:

•	utilizing our marketing, and technology platforms to increase physical occupancy at our lease-up facilities and other facilities in which we have not yet maximized occupancy;

•	utilizing our proprietary Revenue Optimization System to increase rent per square foot by managing inventory and triggering pricing adjustments based upon our proprietary revenue algorithms;

•	increasing ancillary revenues by increasing our tenant insurance penetration; and

•	stabilizing the operations of our four properties in the Greater Toronto Area that are in lease-up or development.

Utilize Our Scalable Technology and Marketing Platforms

We benefit from a scalable technology platform, enabling us to consolidate and streamline operations across our portfolio resulting in improved performance and reduced operating costs. These benefits are predominantly driven by our:

•	state of the art and user-friendly website, www.smartstopselfstorage.com, which is scalable across all electronic platforms and allows future customers to reserve a unit of their choice online, 24 hours a day. Additionally, existing customers may view and pay their account balances online and purchase SmartStop® branded merchandise; the website also seamlessly integrates into all other aspects of our Store Management Operating System, as well as our marketing, reservation management, and social media systems;

•	real-time Reservation Management System, which gives us access to the source and volume of all sales leads, including real-time closing and conversion ratios from all lead generation platforms;

•	comprehensive Store Management Operating System, which integrates with the Reservation Management System, SmartStop® website, and centralized call center to monitor key revenue drivers, including real-time occupancy and reservation activity, at a property and regional level; and

•	proprietary Competitive Rate Analysis and Revenue Optimization Systems, which calculate real-time market pricing and forecast future demand, then algorithmically analyze pricing opportunities to maximize portfolio revenue. Working in conjunction with our Store Management Operating System, asking rates are reviewed and adjusted on a daily basis.

We have also invested in various web marketing tools and search engine marketing programs to enhance our overall web presence. We use targeted, property-specific pay-per-click campaigns to generate a significant amount of online search relevance, especially in newer markets of our portfolio. Our ongoing search engine marketing platform drives organic traffic to the SmartStop website, as a result of the increased search engine relevance, thereby reducing some of the costs associated with pay-per-click advertising over time. Furthermore, we utilize various social media sites to interact more directly with customers, including through the use of advertisements and contests.

Acquire Facilities with Operational Upside

Subject to obtaining financing, we intend to continue to execute our disciplined acquisition strategy by focusing on self storage facilities located in targeted growth markets, which we are constantly monitoring. Pursuant to our investment allocation policy with respect to potential acquisitions by us and the Managed REITs, we will have first priority over our Managed REITs for investment opportunities in the top 25 MSAs and the Greater Toronto Area and portfolios in excess of $100 million. We will continue to seek out both single asset facilities and portfolios showing property management and operational opportunities.

We believe we can continue to acquire facilities from local and regional operators and increase physical occupancy and in-place rental rates through our proactive property management strategies described above under “—Business and Growth Strategies - Maximize Property Performance Through Proactive Management.” Furthermore, we have a consistent and standardized approach to on-boarding newly acquired properties that consists of quickly rebranding existing signage, leveraging our marketing platforms to generate immediate search results, standardized hiring and sales training and implementing our pricing methodologies. Our existing management team and scalable technology platforms give us the capability to absorb large portfolios with minimal disruption.

Continue to Strategically Invest in the Greater Toronto Area

We entered the Greater Toronto Area in November 2010, with the acquisition of our first Canadian property. We believe that the Greater Toronto Area has strong demographic and pricing metrics, along with a lack of self storage supply. We have significant experience in the sourcing, selection and acquisition of properties, as well as the entitlement and development of properties, in the Greater Toronto Area. As of December 31, 2014, two of our Canadian real estate assets were in the development stage and were not yet generating revenue.

Expand Our Investment Management Business

As a result of the Self Administration and Investment Management Transaction, we are now self-managed, providing asset and property management services to our two Managed REITs. SST II is focused on investing in stable, income-producing properties in primary and secondary markets. By contrast, SSGT is focused on development, redevelopment, lease-up and other opportunistic self storage investments.

We are entitled to the following fees and reimbursements from the Managed REITs:

•	acquisition fees – 1.75% of the purchase price of the properties;

•	asset management fees – annual amount equal to 0.625% (SST II) and 0.50% (SSGT) of aggregate asset value of the properties;

•	property management fees – monthly amount equal to 6.0% of gross revenue from the properties, generally subject to a monthly minimum of $3,000 per property;

•	tenant insurance administration fees – monthly amount equal to $0.50 per policy sold; and

•	administrative and operating expense reimbursements from the Managed REITs.

Industry Summary

Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed storage units or parking spaces that can vary in size according to their specific needs –unit sizes typically range from five feet by five feet to ten feet by thirty feet. Customers have access to their storage units 365 days per year, generally from 6:00AM to 10:00PM, while some facilities provide 24-hour access. Customers are responsible for moving their items into and out of their units. Properties generally have on-site managers who supervise, run the day-to-day operations, and provide customers with assistance as needed.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for additional storage space. General reasons for utilizing self storage include marriage, divorce, birth, death, relocation, college attendance, military service in the short term; limited home storage space, and mini-warehousing for commercial uses in the longer term. According to the 2015 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70.0% residential, 17.5% business, 6.2% military and 6.3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items placed by residential customers in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Business customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods.

The six key demand drivers for self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate or are otherwise in transition during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. The ownership of self storage facilities, however, continues to be fragmented. According to the Self Storage Association’s Self Storage Industry Fact Sheet (November 2013):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2013 there were approximately 48,500 “primary” self storage facilities in the U.S. representing approximately 2.3 billion square feet;

•	at year end 2013 there were approximately 59,500 self storage facilities worldwide including more than 3,000 self storage facilities in Canada; and

•	the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 38 years.

According to the 2015 Self Storage Almanac, the Top 10 Companies own approximately 13.1% of facilities. The market share of the Top 100 Companies is approximately 18.5%.

The growth in the industry has created more competition in various geographic regions. This increased competition has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance, truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

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

We also believe that the self storage industry possesses attractive characteristics for long-term investment not found in other commercial real estate sectors, including the following:

•	no reliance on a “single large customer” whose vacating can have a devastating impact on rental revenue;

•	no leasing commissions and/or tenant improvements;

•	relatively low capital expenditures;

•	healthy performance during strong economic environments;

•	resilience amid weaker economic conditions; and

•	brand names can be developed at local, regional and even national levels.

Government Regulations

Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

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

Disposition Policies

As of December 31, 2014, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Employees

As of December 31, 2014, we had approximately 300 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

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

Industry Segments

All of our properties are self storage facilities and, while the economic climate of the markets in which they are located may vary from time to time, the facilities offer similar products and services and have similar economic characteristics. In the aggregate, our self storage operations provided approximately 99% of our consolidated revenue for 2014. We have determined that, as of December 31, 2014, we have one reportable segment, which is self storage operations.

Geographic Information

Our Canadian real estate assets represent approximately $51.3 million or approximately 7.9% of our net carrying value of real estate assets as of December 31, 2014. For the year ended December 31, 2014, approximately $3.4 million, or approximately 3.4% of our revenues, were generated by our Canadian real estate assets, all of which are located in the Greater Toronto Area. As of December 31, 2014, two of our Canadian real estate assets were in the development stage and were not yet generating revenue.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us.

Risks Related to an Investment in SmartStop Self Storage, Inc.

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

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage space in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

Generally our unit leases are on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

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

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. We cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our results from operations.

To date, we have paid a majority of our distributions from sources other than cash flow from operations; therefore, we have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, sell assets, or use other capital raising strategies in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2012, 2013 and 2014 we funded 33.6%, 54.6%, and 72.8% respectively of our distributions using cash flow from operations and 66.4%, 45.4%, and 27.2% using proceeds from our offerings or other funding sources, including borrowings. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns.

Our inability to increase revenue in our current development and lease-up properties could negatively affect our ability to cover distributions.

As of December 31, 2014, we owned two development and several lease-up properties. Some of those lease-up and development properties are currently negatively impacting our results of operations and will continue to do so until the occupancy stabilizes. If several of these properties do not continue to perform as expected, our results of operations and our ability to cover distributions may be adversely affected.

We may not calculate the net asset value per share for our shares annually, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

On September 4, 2014, our board of directors approved a net asset valuation of $10.81 per share. We intend to use this net asset valuation as the estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we expect to occur within the next two years. We will disclose this net asset value to stockholders in our filings with the SEC. We may not calculate the net asset value per share for our shares annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of June 30, 2014. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated net asset value per share, an independent third party appraiser valued our properties as of June 30, 2014. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, fire, floods, hurricanes, pollution, environmental matters or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our customers are required to acquire their own insurance coverage on storage contents or assume all of the risk. We will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors we may consider relevant. Historically, we have maintained coverage that includes comprehensive property and general liability coverage, including customer goods legal liability coverage, which covers damage to customer goods due to liability on our part. However, there is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

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

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of the local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data; and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

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

Our operating results are subject to risks generally incident to the ownership of real estate, including:

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

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In geographic areas where we have a concentration of properties, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For the month ended December 31, 2014, approximately 15%, 14% and 11% of our revenue was concentrated in the states of California, Georgia and Texas, respectively.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

We anticipate that the majority of the properties we acquire will have stabilized occupancy levels (generally at or above 80%). However, certain of the real properties we acquire may have a higher level of vacancy at the time of closing either because the property is in the process of being developed and constructed, is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues potentially resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. Also, because a property’s market value depends principally upon its occupancy rate and the corresponding cash generated thereby, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

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

Lock-out provisions generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness prior to maturity, or increasing the amount of indebtedness with respect to such properties.

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

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs, which could adversely affect cash available for distribution.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio of facilities consists of self storage facilities, we are subject to risks inherent in investments in a single industry, and our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. A continuation of, or slow recovery from, adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

The value of our properties may decline if real estate market conditions deteriorate. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. In addition, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Although we expect that we will invest primarily in properties that have operating histories or in which construction is complete, from time to time we may acquire unimproved real property, properties that are in need of redevelopment or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control, such as weather, unforeseen site conditions, personnel problems, and other factors.

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

All real property, including our self storage properties and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liabilities on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ actions, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

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

Our properties are subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

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

We have incurred losses in two of the last three fiscal years.

We incurred net losses of approximately $7.4 million and $19.0 million for the fiscal years ended December 31, 2013 and 2012, respectively. While we had a profit for the fiscal year ended December 31, 2014, we cannot guarantee that we will be profitable in the future. If we incur net losses in the future, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders could be materially and adversely affected, any of which could adversely affect the valuation of our common stock.

We are uncertain of our sources of future debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

In order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt, other than our current loans with KeyBank National Association (“KeyBank”), or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including cash available from our operations, the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

If we lose or are unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Ken Morrison, James Berg and Wayne Johnson, each of whom would be difficult to replace. We do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Revenue and earnings from our Managed REITs are uncertain.

Revenue from the Managed REITs is largely dependent on the ability of the Managed REITs to raise capital in their offerings, as well as on our ability to make investments that meet the investment criteria of the Managed REITs, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty may create volatility in our earnings because of the resulting fluctuation in the Managed REITs’ revenue. Revenue generated from acquisition fees, asset management fees and property management fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REITs’ properties and assets.

The Managed REITs may not generate sufficient revenue or may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay or reimburse fees and expenses owed to us when due. In addition, the revenue and/or expense reimbursements payable by the Managed REITs may be subject to certain limits set forth in their respective advisory agreements, which may limit the growth of our revenue or ability to be reimbursed for certain expenses. Furthermore, our ability to earn certain streams of revenue from the Managed REITs is tied to providing liquidity events for the Managed REITs. Our ability to provide such liquidity events, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. We may generate significantly higher revenue and income in years in which a liquidity event occurs for a Managed REIT.

Because the revenue streams from the advisory agreements with the Managed REITs are subject to limitation or cancellation, any such termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.

Our advisory agreements with the Managed REITs are renewable annually and may generally be terminated by each Managed REIT, without cause or penalty, upon 60 days’ written notice. There can be no assurance that the advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to stockholders.

Our portfolio growth may be constrained by our acquisition allocation policy that governs the allocation of investment opportunities that may be suitable for us and the Managed REITs.

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

Since we do not wholly-own or control the dealer manager for the Managed REITs, we do not control the distribution of the shares being offered by the Managed REITs in their respective offerings and therefore may not maximize the fee revenues we could otherwise receive from the Managed REITs.

We indirectly own a 15% non-voting equity interest in Select Capital Corporation, the dealer manager for the offerings of the Managed REITs. Since our equity interest is non-voting and we do not have any representation on the board of directors or management of Select Capital Corporation, we have no control over this entity or its operations. The fee revenues we receive from the Managed REITs will be higher to the extent such Managed REITs raise greater offering proceeds and make more investments in properties. Since we do not wholly-own or control the dealer manager for the Managed REITs, we do not control the distribution of shares being offered by the Managed REITs in their respective offerings and may not have the ability to maximize the fee revenues we could receive from the Managed REITs.

Our tenant insurance business and reinsurance programs are subject to significant governmental regulation, which may adversely affect our results.

Our tenant insurance business and reinsurance programs are subject to significant governmental regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance or reinsurance activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

Impairment of goodwill or other intangible assets resulting from the Self Administration and Investment Management Transaction may adversely affect our financial condition and results of operations.

Potential impairment of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration and Investment Management Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by U.S. generally accepted accounting principles (“GAAP”). We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Our trademarks are important to the value of our business, and the inability to protect, and costs associated with protecting, our intellectual property could adversely affect our business and results of operations.

In connection with the Self Administration and Investment Management Transaction, we acquired trademarks and other intellectual property rights, including but not limited to the “SmartStop®” brand, which are important to our success and competitive position. The loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights.

Our efforts to protect our intellectual property may not be adequate. Third parties may misappropriate or infringe on our intellectual property. We may engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations.

We have invested in preferred equity investments, which involve a greater risk of loss than conventional debt financing.

We have invested in preferred equity investments and may invest in additional preferred equity investments in connection with the Managed REITs. On July 31, 2014, SSTI Preferred Investor, LLC (the “SSTI Preferred Investor”), a wholly-owned subsidiary of our Operating Partnership, entered into a preferred unit purchase agreement with SS Growth Operating Partnership, L.P. (the “SSGT Operating Partnership”) and SSGT, pursuant to which the SSTI Preferred Investor agreed to provide up to approximately $18 million through a preferred equity investment in the SSGT Operating Partnership, which amount may be invested in one or more tranches, in exchange for up to an aggregate of 724,000 preferred units of limited partnership interest of the SSGT Operating Partnership. On November 3, 2014, the SSTI Preferred Investor entered into a preferred unit purchase agreement with Strategic Storage Operating Partnership II, L.P. (the “SST II Operating Partnership”) and SST II, pursuant to which the SSTI Preferred Investor agreed to provide up to $65 million through a preferred equity investment in the SST II Operating Partnership, which amount may be invested in one or more tranches, in exchange for up to an aggregate of 2,600,000 preferred units of limited partnership interest of the SST II Operating Partnership.

Our preferred equity investments involve a higher degree of risk than debt financing due to a variety of factors, including that such investments are subordinate to all of the issuer’s loans and are not directly secured by property underlying the investment. Furthermore, we have limited protections of our preferred equity investments in the event of a default on our investment. As a result, we may not recover some or all of our investment.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares.

There is currently no public market for our shares and there may never be one. Our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Risks Associated with Debt Financing

If we breach covenants under our loan facilities with KeyBank, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

On October 28, 2013, we entered into a secured revolving loan with KeyBank (“KeyBank Revolver”), for borrowings up to $100 million. In addition, on October 31, 2014, the SSTI Preferred Investor, a subsidiary of our Operating Partnership, entered into a bridge term loan (the “KeyBank Bridge Loan”) obtained from KeyBank as lender and administrative agent and Fifth Third Bank (“Fifth Third”) as co-lender, for up to approximately $80 million. The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all properties in the Homeland Portfolio and the Knoxville Portfolio, along with nine other properties, and is cross-defaulted to other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Bridge Loan is secured by a perfected lien on the preferred equity investments. Such loans also impose a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on these KeyBank loans, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the KeyBank Revolver and/or acquire the preferred equity interests securing the KeyBank Bridge Loan. Such actions could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us.

The KeyBank Bridge Loan requires certain reductions to the outstanding balance through curtailment provisions, and we may be forced to raise additional funds or incur additional indebtedness in order to make such reductions.

The SSTI Preferred Investor must reduce the principal amount of the KeyBank Bridge Loan to no greater than the amounts by the corresponding dates provided below, commencing on May 31, 2015 (the “Curtailment Date”).

Curtailment Date:	$77 million
Curtailment Date plus two months:	$71 million
Curtailment Date plus four months:	$61 million
Curtailment Date plus six months:	$49 million
Curtailment Date plus eight months:	$37 million
Curtailment Date plus ten months:	$25 million
Curtailment Date plus twelve months, until the Maturity Date (as it may be extended):	$11 million

Such reductions may be satisfied through (i) principal paydowns or (ii) a termination by the SSTI Preferred Investor of a portion of the undrawn commitment amount by notice to KeyBank or any combination of (i) and (ii). If SST II and SSGT do not raise sufficient capital in their respective equity offerings or otherwise do not pay the SSTI Preferred Investor on the Preferred Equity Investment, we may need to raise additional funds or incur additional indebtedness in order for the SSTI Preferred Investor to make the required curtailment reductions.

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

Our board may approve unlimited levels of debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

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

For mortgage debt we have placed on our properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates increase, we may not be able to refinance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into typically contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have incurred indebtedness and expect that we will incur further indebtedness in the future. Interest we pay will reduce cash available for distribution. Certain of our outstanding indebtedness accrues interest at a varying rate based on LIBOR, and we may incur other variable rate debt. Increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be unable to purchase additional properties and may be forced to dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Risks Related to Our Organization and Structure

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law, a director’s actions generally will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

Our charter requires us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Further, our bylaws also require us to indemnify each director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and Bylaws or that might exist with other companies.

Provisions of Maryland law may limit the ability of a third-party to acquire control of us.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any person, provided that the business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). We cannot assure you that our board of directors will not amend or repeal this resolution in the future.

Pursuant to a provision in our Bylaws, we have opted out of the control share provisions of the MGCL. However, in the future, our board of directors may by amendment to our Bylaws opt in to the control share provisions of the MGCL at any time, in whole or in part.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or Bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

These provisions may have the effect of inhibiting a third-party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price

The ownership limitations in our charter may restrict or prevent you from engaging in certain transfers of our common stock.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include various kinds of entities) during the last half of any taxable year. To assist us in qualifying as a REIT, among other purposes, our charter contains restrictions limiting the ownership and transfer of shares of our common stock and other outstanding shares of capital stock while we qualify as a REIT. The relevant sections of our charter provide that, subject to certain exceptions, no person may beneficially or constructively own (applying certain attribution rules under the Code) more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock (the common share ownership limit), or 9.8% in value of the aggregate of our outstanding shares of capital stock (the aggregate share ownership limit). The common share ownership limit and the aggregate share ownership limit are collectively referred to herein as the “ownership limits.” These charter provisions will restrict the ability of persons to purchase shares in excess of the relevant ownership limits.

If anyone transfers shares of common stock or capital stock in a way that would violate the ownership limits or prevent us from qualifying as a REIT under the U.S. federal income tax laws, those shares of common stock or capital stock instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares of common stock or capital stock will not violate the ownership limits. Furthermore, upon the occurrence of certain events, attempted transfers may be null and void from the outset, and the intended transferee of those shares would acquire no rights in such shares. Anyone who acquires shares of common stock or capital stock in violation of the ownership limits or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares of common stock or capital stock are redeemed or sold if the market price of our shares of common stock or capital stock falls between the date of purchase and the date of redemption or sale.

In addition, these ownership limitations may prevent an acquisition of control of us by a third-party without our board of directors’ approval, even if our stockholders believe the change of control is in their interest.

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

Our charter contains provisions that make replacing vacant directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that vacancies on our board of directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. This requirement prevents stockholders from replacing directors with their own nominees and may prevent a change in control of our company that is in the best interests of our stockholders.

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

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors will determine our major corporate policies, including our acquisition, investment, financing, growth, operations, REIT election and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors, officers, employees and agents for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Our stockholders’ interests in us will be diluted if we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, executive officers, employees and consultants, or (5) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, our stockholders should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was approximately $4.84 as of December 31, 2014 as compared to the $10.27 per share (95% of the $10.81 estimated net asset value per share) offering price pursuant to our distribution reinvestment plan. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions, as we would incur additional tax liabilities.

We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investors’ capital.

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

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat SmartStop Self Storage TRS, Inc., along with our Canadian taxable REIT subsidiary, as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, we owned 126 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada (the Greater Toronto Area) comprising approximately 80,325 units and approximately 10.5 million rentable square feet. Of the 126 properties we owned as of December 31, 2014, three were acquired during 2014.

As of December 31, 2014, we also had minority interests in two additional self storage facilities located in Alabama, comprising approximately 1,540 units and approximately 155,000 rentable square feet. Our interest in these properties totaled 1.49%. Additionally, we had an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant; such property was sold on July 31, 2014.

As of December 31, 2014, our owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)		% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama(5)	3	1,615	213,600		2.0%	80.0%	1.7%
Arizona	5	2,455	294,900		2.8%	83.9%	2.3%
California	9	7,500	925,800		8.9%	91.5%	14.6%
Florida	10	7,750	877,000		8.4%	86.8%	9.4%
Georgia	22	12,990	1,708,900		16.2%	87.4%	13.9%
Illinois	4	2,455	394,000	(6)	3.8%	86.9%	3.7%
Kentucky	5	2,870	415,700		4.0%	84.8%	3.4%
Mississippi	3	1,495	224,300		2.1%	80.5%	1.9%
Nevada	8	4,735	639,000		6.1%	86.2%	4.7%
New Jersey	6	4,660	445,400		4.3%	85.1%	7.6%
New York	1	700	82,800		0.8%	83.2%	0.8%
North Carolina	3	1,560	207,600		2.0%	89.4%	1.6%
Ontario, Canada(7)(8)	5	4,565	489,600		4.7%	84.4%	3.8%
Pennsylvania	4	2,210	285,700		2.7%	76.0%	2.3%
South Carolina	13	7,235	998,800		9.6%	88.2%	9.1%
Tennessee	4	2,695	411,700		3.9%	86.1%	3.5%
Texas	15	9,055	1,428,300		13.7%	85.7%	11.3%
Virginia	6	3,780	415,400		4.0%	82.0%	4.4%

Total	126	80,325	10,458,500		100%	86.2%	100%

(1)	Includes all rentable units, consisting of storage units, parking (approximately 3,790 units) and a minor amount of commercial office units.
(2)	Includes all rentable square feet consisting of storage units, parking (approximately 1,250,000 square feet) and commercial office units.
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2014.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2014.
(5)	Excludes the interests owned in the Montgomery County Self Storage, DST properties.
(6)	Includes approximately 38,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(7)	As of December 31, 2014, the Pickering and Toronto II properties were under development, thus the related occupancy statistics exclude these properties.
(8)	All of the Canadian properties are located within the Greater Toronto Area.

In connection with the Self Administration and Investment Transaction we assumed a lease for our corporate offices in Ladera Ranch, California for approximately 10,000 square feet. The lease extends through December 2017.

The map below shows the geographic location of our self storage portfolio and our property management organization (inclusive of personnel responsible for the supervision of our Managed REITs) as of December 31, 2014.

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

Market Information

As of March 23, 2015, we had approximately 58.4 million shares of common stock outstanding, held by a total of approximately 16,100 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.

Our offering of common stock (our “Offering”) terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2014, we had sold approximately 56 million shares of common stock for gross proceeds of approximately $568 million under all of our offerings. Since September 23, 2013 we have continued to sell shares, currently at a price of approximately $10.27 per share, pursuant to our distribution reinvestment plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and IRA trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including IRA trustees and custodians) who identify themselves to us and request the reports. In accordance with applicable Financial Industry Regulatory Authority (“FINRA”) rules, we intend to provide the estimated value of our shares in our annual report each year.

On September 4, 2014, our board of directors approved an estimated value per share of our common stock of $10.81 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2014. We are providing this estimated value per share to assist broker-dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (IPA) in April 2013 (the “IPA Guidelines”).

Our Nominating and Corporate Governance Committee (the “Committee”), comprised of our two independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation methodology with real estate standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation of our Former Advisor, based on the methodologies and assumptions described further below. With regard to the valuation of its real estate properties, we engaged Cushman & Wakefield Western, Inc. (“Cushman & Wakefield”) to provide an appraisal of 124 self storage properties (123 were wholly-owned and one was 99% owned) on an individual property basis and on a portfolio basis. The effective date of value was June 30, 2014 and the results of the valuations were communicated in a report dated July 31, 2014. Cushman & Wakefield conducted its valuations in conformity with the requirements of the Code of Professional Ethics & Standards of Professional Practice of the Appraisal Institute, which include the Uniform Standards of Professional Appraisal Practice.

Cushman & Wakefield is a third-party real estate valuation and advisory firm that does not have any direct or indirect material interest in any transaction with us or our Former Advisor. Cushman & Wakefield has previously, from time to time, conducted third-party appraisals on certain of our self storage properties pursuant to engagements by us or our Former Advisor, or on behalf of lenders who have loaned money to us secured by our properties. We do not believe that there are any material conflicts of interest between Cushman & Wakefield, on the one hand, and us, our Former Advisor and its affiliates, on the other hand. However, we have agreed to indemnify and hold harmless Cushman & Wakefield, its subsidiaries and affiliates and their respective directors, officers, employees, agents, contractors and controlling persons from and against any and all losses, claims, damages and liabilities relating to or arising out of the reference to or inclusion of Cushman & Wakefield in our Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 23, 2013.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets, the Committee concluded that the estimated value per share proposed by our Former Advisor was reasonable and recommended to our board of directors that it adopt $10.81 as the estimated value per share of our common stock. Our board of directors unanimously agreed upon the estimated value per share of $10.81 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

As of June 30, 2014, our estimated value per share was calculated as follows:

Real estate properties (1)	$17.34
Land/Properties under development	0.30
Investments in unconsolidated joint ventures	0.18
Cash and restricted cash	0.52
Other assets	0.05
Mortgage debt	(7.14)
Other liabilities	(0.26)
Incentive distribution	(0.18)
Estimated enterprise value premium	None Assumed

Total estimated value per share	$10.81

(1)	Determined by Cushman & Wakefield as described herein.

Methodology and Key Assumptions

In determining an estimated value per share, our board of directors considered information and analyses, including the appraisal report of Cushman & Wakefield and information provided by the Former Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our board of directors deems to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies and assumptions used by our board of directors to value our assets and liabilities:

Real Estate Properties: As described above, we engaged Cushman & Wakefield to provide an appraisal of 124 self storage properties (123 were wholly-owned and one was 99% owned) on an individual property basis and on a portfolio basis, as of June 30, 2014. Cushman & Wakefield’s opinion of value used in calculating our estimated value per share above is based on the individual asset values of each of the properties in the portfolio in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. In preparing its appraisal, Cushman & Wakefield, among other things:

1.	Analyzed and reviewed financial statements, annualized where necessary.

2.	Researched the national trends in the self storage market.

3.	Utilized the Income Capitalization Approach, described in more detail below, to develop the individual property and portfolio market value “as-is”.

4.	Presented its findings in a Summary Appraisal Report.

5.	Implemented its internal Quality Control Oversight Program, described in more detail below.

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

As described above, Cushman & Wakefield utilized the Income Capitalization Approach, which is a method of converting the anticipated economic benefits of owning property into a value through the capitalization process. The two most common methods of converting net income into value are direct capitalization and discounted cash flow. In the direct capitalization method, net operating income is divided by an overall capitalization rate to indicate an opinion of market value. In the discounted cash flow method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a chosen yield rate (internal rate of return). Cushman & Wakefield utilized both the discounted cash flow method and the direct capitalization method in its assignment.

In calculating the discounted cash flow valuation, Cushman & Wakefield estimated the value of our individual real estate assets by using a 10-year discounted cash flow analysis. Cushman & Wakefield calculated the value of our individual real estate assets using our historical financial data and Cushman & Wakefield’s forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Cushman & Wakefield believes would be used by similar investors to value each property we owned. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Cushman & Wakefield compared the metrics of the valuation of our assets to current market activity of self storage properties.

In calculating the direct capitalization valuation, Cushman & Wakefield estimated the value of our individual assets by dividing net operating income for each property by the middle range (most probable range) of three capitalization rates (utilizing a sensitivity analysis comprised of a 0.25% spread between each range in the low range, most probable range and high range) for the market area of each subject property. Cushman & Wakefield utilized the direct capitalization method for comparison purposes only and determined the value for each property using the discounted cash flow method.

From inception through June 30, 2014, we had acquired the 124 self storage properties (123 were wholly-owned and one was 99% owned) for an aggregate basis (including the original purchase price and amounts incurred to develop two of our Canadian development properties) of approximately $741 million, exclusive of acquisition fees and expenses. As of June 30, 2014, the total estimated “as-is” value of our individual real estate assets as provided by Cushman & Wakefield using the valuation method described above was approximately $1.0 billion. This represents a 35% increase in the total value of the real estate assets over the aggregate basis.

The following summarizes the key assumptions that were used by Cushman & Wakefield in the discounted cash flow models to estimate the value of our individual real estate assets:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.25% to 7.75%	6.32%
Discount rate	8.0% to 11.5%	9.12%
Annual rent growth rate (market)	3.0%	3.0%
Annual rent growth rate (in place income)	3.5%	3.5%
Annual expense growth rate	3.0%	3.0%
Holding Period	10 years	N/A

While we believe that Cushman & Wakefield’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate of 25 basis points would increase our real estate value to approximately $1.023 billion and an increase in the terminal capitalization rate of 25 basis points would decrease our real estate value to approximately $978 million. Similarly, a decrease in the discount rate of 25 basis points would increase our real estate value to approximately $1.018 billion and an increase in the discount rate of 25 basis points would decrease our real estate value to approximately $982 million.

In addition, as of June 30, 2014, the total estimated “as-is” value of our real estate assets on a portfolio basis as provided by Cushman & Wakefield using the valuation method described above was approximately $1.133 billion. While we did not use this portfolio valuation of approximately $1.133 billion in calculating the above estimated value per share, the Committee utilized this portfolio valuation to determine the number of units of limited partnership interest (“OP Units”) of our Operating Partnership to be issued to (1) our Former Advisor, in connection with the self administration and investment management transaction, (2) the Former Advisor and its affiliates in connection with the contribution of the special limited partner interests held in our Operating Partnership, and (3) other affiliates of our Former Advisor in connection with other transactions we entered into. Please see the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2014 for more detailed information relating to the Self Administration and Investment Management Transaction and such other transactions.

Land/Properties Under Development or Construction: The above “as-is” appraisal of 124 self storage properties (123 were wholly-owned and one was 99% owned) was based on income-generating properties we owned and, accordingly, did not assign any value to the following real estate assets:

•	a 3.6 acre tract of vacant land located in Ladera Ranch, California, which was acquired in connection with the Ladera Ranch property for a purchase price of approximately $3.9 million, plus construction in progress on such land of approximately $0.5 million;

•	a 4.0 acre tract of land located in Ontario, Canada that is being developed into an 890-unit, 91,000 square foot self storage facility, which was purchased in August 2013 for approximately $5.1 million and for which an additional approximately $1.9 million in construction costs were capitalized as of June 30, 2014.

•	a 2.8 acre tract of land located in Ontario, Canada that is being developed into an 870-unit, 78,000 square foot self storage facility, which was purchased in April 2014 for approximately $3.4 million and for which an additional approximately $0.4 million in construction costs were capitalized as of June 30, 2014.

•	The cost of solar panels being installed on three properties in Ontario, Canada. These solar panels are expected to generate additional revenues for each property, and have not been otherwise valued in the Cushman & Wakefield valuation. The aggregate capitalized construction costs for the solar panel installation on the three properties was approximately $2.2 million as of June 30, 2014.

The estimated values of these real estate assets are equal to the U.S. generally accepted accounting principles (“GAAP”) basis carrying value as of June 30, 2014. The dollar amounts for the above Canadian real estate assets were converted from Canadian dollars to U.S. dollars, based on the June 30, 2014 exchange rate of approximately 1.0 to 0.94.

Investments in Unconsolidated Joint Ventures: The estimated values of our investments in our unconsolidated joint ventures were calculated utilizing the cost approach for our 1.5% interest in Montgomery County, DST. The investments in Westport LAX, LLC and Hawthorne, LLC were valued at the amount set forth in the purchase and sale agreement relating to the Hawthorne property, which agreement was in effect on June 30, 2014 and subsequently closed.

Mortgage Debt: The estimated value of our aggregate mortgage debt was equal to the GAAP fair value as of June 30, 2014. The value of our aggregate mortgage debt was determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on our Former Advisor’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. Market interest rates applied in the Former Advisor’s analysis of the mortgage debt were based on data provided by Robert A. Stanger & Co., Inc., an independent third party.

As of June 30, 2014, the fair value and carrying value of our mortgage debt (adjusted for noncontrolling interests) were approximately $412.0 million and $398.1 million, respectively. We used discount rates ranging from 4.05% to 5.80% in determining the fair value of our mortgage debt. Assuming all factors remain unchanged, a decrease in each of the discount rates of 25 basis points would increase the fair value of our mortgage debt to approximately $415.3 million and an increase in each of the discount rates of 25 basis points would decrease the fair value of our mortgage debt to approximately $408.8 million.

Other Assets and Liabilities: The carrying values of the majority of our other assets and liabilities were considered to equal their fair value. Adjustments to exclude the GAAP basis carrying value of intangible assets were made to Other Assets in accordance with the IPA Guidelines.

Incentive Distribution: The estimated value of the incentive distribution payable to our Former Advisor and its affiliates of $0.18 per share was based on the amount of OP Units issued to our Former Advisor and its affiliates in connection with the contribution of the special limited partnership interests held in our Operating Partnership by our Former Advisor and its affiliates to the Operating Partnership resulting in the extinguishment of any rights of our Former Advisor and its affiliates to any incentive distributions. The Class B Units issued to our Former Advisor and its affiliates (which may only be converted into OP Units at such time as either a change in control, listing event or net asset value determination, inclusive of the Class B Units outstanding, exceeds $10.81 per share, and such Class B Units are subject to extinguishment in whole or in part under certain circumstances and in any event will not convert to OP Units prior to two years from the date of issuance) are not included in this calculation.

Limitations of Estimated Value Per Share

Currently applicable FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by our board of directors is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated value per share does not represent the fair value of our assets less our liabilities in accordance with GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or if we were to be sold;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2014. The estimated net asset value per share was based upon 57,663,978 shares of equity interests outstanding as of June 30, 2014, which was comprised of (i) 57,027,784 outstanding shares of our common stock, plus (ii) 629,444 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into shares of our common stock, plus (iii) 6,750 shares of unvested restricted common stock issued to our independent directors, which shares vest ratably over time.

Distributions

We made an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2013, we paid a total of approximately $35.1 million in distributions, of which approximately $28.8 million constituted a non-taxable return of capital. For 2014, we paid a total of approximately $39.8 million in distributions, of which approximately $17.2 million constituted a non-taxable return of capital.

The following table shows all the distributions we have declared and paid during the years ended December 31, 2014 and 2013:

	Total Distributions Declared and Paid to:
Quarter	Other Noncontrolling Interests (1)	OP Unit Holders (1)	Common Stockholders (1)	Distributions Declared per Common Share
1st Quarter 2013	$50,067	$23,469	$7,981,745	$0.175
2nd Quarter 2013	$50,067	$23,078	$8,428,422	$0.175
3rd Quarter 2013	$50,067	$23,332	$8,966,148	$0.175
4th Quarter 2013	$50,067	$41,032	$9,695,288	$0.175
1st Quarter 2014	$33,798	$77,048	$9,707,770	$0.175
2nd Quarter 2014	$840	$113,342	$9,996,089	$0.175
3rd Quarter 2014	$—	$209,555	$10,076,059	$0.175
4th Quarter 2014	$—	$438,554	$10,044,736	$0.175

(1)	Declared distributions are paid monthly in arrears. All declared amounts were paid as of December 31, 2014, except for distributions related to common shares and OP Units owned during December 2014, which were paid on January 15, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2014, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	5,727,586
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	5,727,586

Use of Proceeds from Registered Securities

On March 17, 2008, our initial public offering of common stock (our “Initial Offering”) (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our follow-on public offering of common stock (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”), was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. Following the termination of our Primary Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2014, we had issued approximately 2.2 million shares of common stock for approximately $22.9 million in our DRP Offering. As of December 31, 2014, we had issued approximately 56 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $568 million. From this amount, we incurred approximately $14.9 million in acquisition fees to our Former Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Former Advisor. With the net offering proceeds and indebtedness, we acquired approximately $541 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Note 2 of the Notes to the Consolidated Financial Statements included in this report, our board of directors adopted a share redemption program on February 25, 2008 as revised in October 2011 and March 2012, which enabled our stockholders to have their shares redeemed by us, subject to certain conditions and limitations. Our share redemption program was terminated effective December 1, 2013.

During the year ended December 31, 2014, we did not redeem any shares of common stock. During the year ended December 31, 2013, we redeemed approximately 1.5 million shares of common stock for approximately $14.4 million ($9.75 per share). During the year ended December 31, 2012, we redeemed approximately 1.3 million shares of common stock for approximately $12.6 million ($9.60 per share). We have funded all redemptions using proceeds from the sale of shares pursuant to our distribution reinvestment plan.

During the years ended December 31, 2014, 2013, and 2012, we redeemed shares as follows:

For the Quarter Ended (1)	Total Number of Shares Requested	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs
December 31, 2014	—	—	$—	—
September 30, 2014	—	—	$—	—
June 30, 2014	—	—	$—	—
March 31, 2014	—	—	$—	—
December 31, 2013 (1)	377,092	377,092	$9.82	377,092
September 30, 2013	445,473	382,014	$9.71	382,014
June 30, 2013	515,088	372,168	$9.77	372,168
March 31, 2013	443,940	342,081	$9.69	342,081
December 31, 2012	503,696	355,659	$9.61	355,659
September 30, 2012	363,651	295,897	$9.62	295,897
June 30, 2012	694,908	566,969	$9.57	566,969
March 31, 2012	372,759	92,002	$9.65	92,002

(1)	Historically, we redeemed shares on a quarterly basis; such redemptions were redeemed on the last business day of the month following the end of each quarter. On November 1, 2013 we announced the termination of our share redemption program, such that any final requests for redemption were required to be received by December 1, 2013. Any qualifying redemption requests received by December 1, 2013 were fulfilled on December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Operating Data
Total revenues	$98,258,777	$83,134,941	$66,610,504	$49,396,078	$26,161,182
Net income (loss)	4,812,320	(7,445,198)	(19,015,142)	(21,834,237)	(13,247,015)
Net income (loss) attributable to SmartStop Self Storage, Inc.	4,683,472	(7,447,056)	(18,973,712)	(21,357,429)	(12,790,815)
Net income (loss) per common share-basic and diluted	0.08	(0.15)	(0.46)	(0.68)	(0.59)
Balance Sheet Data
Real estate facilities	$716,236,571	$694,138,787	$604,727,895	$510,395,576	$274,568,200
Total assets	745,423,361	723,279,503	631,235,662	550,434,267	307,361,213
Total debt	421,314,180	391,285,760	353,440,758	330,043,207	119,811,948
Total liabilities	441,242,630	406,300,597	371,174,593	342,035,731	126,805,993
Equity	304,180,731	316,978,906	256,100,405	205,590,699	176,224,923
Other Data
Number of consolidated properties	126	123	111	92	46
Net cash provided by operating activities	$29,522,028	$19,306,141	$9,550,340	$2,838,807	$944,256
Net cash used in investing activities	(61,173,375)	(76,314,511)	(95,632,616)	(206,361,756)	(124,477,551)
Net cash provided by financing activities	7,081,551	82,686,294	86,814,473	210,297,834	106,192,928
Dividends declared per common share	0.70	0.70	0.70	0.70	0.70

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We are a fully integrated, self-administered and self-managed REIT focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities located throughout the United States and the Greater Toronto Area. We were formed on August 14, 2007. We made an election to be taxed as a REIT beginning with the taxable year ended December 31, 2008.

On March 17, 2008, we began our Initial Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our Offering. Our Offering terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2014, we had issued approximately 2.2 million shares of common stock for approximately $22.9 million in our DRP Offering. As of December 31, 2014, we had issued approximately 56 million shares of common stock for approximately

$568 million in our Initial Offering, Offering and our DRP Offering. In addition, we issued 6.2 million shares of common stock in private offerings in connection with mergers completed in 2009 with two private REITs that were affiliated with Strategic Capital Holdings, LLC, our former sponsor.

As of December 31, 2014, we owned 126 self storage facilities located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada (Greater Toronto Area) comprising approximately 80,000 units and approximately 10.5 million rentable square feet. As of December 31, 2014, we also had minority interests in two additional self storage facilities. Additionally, we had an interest in a net leased industrial property in California with 356,000 rentable square feet leased to a single tenant; such property was sold on July 31, 2014.

Critical Accounting Policies

We have established accounting policies that conform to GAAP. Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocation; real estate facilities; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; consolidation considerations; goodwill valuation and trademark valuation. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a variable interest entity ( a “VIE”) is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

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

REIT Qualification

We made an election under Section 856(c) of the Code to be taxed as a REIT commencing with the taxable year ended December 31, 2008. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive substantially all of our revenues from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; (iii) our tenant insurance and reinsurance program; and (iv) advisory, asset management, property management and other fees we receive from the Managed REITs. Our operating results depend significantly on our ability to retain our existing customers and lease our available self storage units to new customers, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our customers making their required rental payments to us. We believe that our approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2014, 2013 and 2012, we owned 126, 122 and 110 self storage facilities, respectively. The comparability of our results of operations is significantly affected by our acquisition activity in 2014, 2013 and 2012 as listed below.

•	In 2014, we acquired two operating self storage facilities for consideration of approximately $11.6 million.

•	In 2013, we acquired 11 operating self storage facilities for consideration of approximately $77 million. Of the 122 properties we owned as of December 31, 2013, we owned them for an average of approximately eleven months during 2013.

•	In 2012, we acquired 19 operating self storage facilities for consideration of approximately $93 million. Of the 110 properties we owned as of December 31, 2012, we owned them for an average of approximately ten months during 2012.

In addition, as a result of the Self Administration and Investment Management Transaction, effective September 1, 2014 we no longer incur acquisition, asset and property managements fees, which we previously incurred while we were externally advised. However, we now incur additional payroll and overhead related costs. Additionally, we now are the sponsor for the Managed REITs, generating revenue and incurring expenses associated with such activities.

Due to the items noted above, we believe there is little basis for comparison between the years ended December 31, 2014, 2013 and 2012.

Self Administration and Investment Management Transaction Impact

On September 4, 2014, we and our Operating Partnership entered into the Self Administration and Investment Management Transaction with SSH and our Former Advisor, pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH, including the assembled management team and workforce, intellectual property (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks), website, revenue management system and other technologies. The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed, and succeed to the advisory, asset management and property management arrangements with the Managed REIT’s. See Note 3 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the impact, before noncontrolling interests, of the above Self Administration and Investment Management Transaction to our financial statements for the four months ended December 31, 2014 (in millions):

Item:	Four Months Ended December 31, 2014
Elimination of property and asset management fees	$4.1
Investment management income	0.2
Incremental property operating expenses	(0.5)
Incremental general and administrative expenses	(1.7)
Investment management expenses	(0.7)
Other	(0.3)

$1.1

Comparison of the Years Ended December 31, 2014 and 2013

Self Storage Rental Revenue

Self storage rental revenue for the year ended December 31, 2014 was approximately $95.1 million, as compared to rental revenue for the year ended December 31, 2013 of approximately $80.5 million, an increase of approximately $14.5 million or 18%. The increase in rental revenue arose primarily from the 13 operating properties acquired in 2013 and 2014 and two Canadian development properties that were in lease-up (approximately $8.5 million) and an increase in same-store rental revenue (approximately $6.0 million or 7.7%).

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2014 was approximately $3.0 million, as compared to ancillary operating revenue for the year ended December 31, 2013 of approximately $2.6 million, an increase of approximately $0.4 million or 15%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue.

Investment Management Revenue

Investment management revenue for the year ended December 31, 2014 was approximately $0.2 million. Such revenue consisted of approximately $0.1 million of asset management revenue and approximately $0.1 million of property management revenue. These revenues were derived from the investment management business we acquired from our Former Advisor, effective August 31, 2014. We expect investment management revenue to increase during fiscal year 2015 due to the full year impact of the properties acquired by the Managed REITs in the second half of 2014 and the additional properties acquired by the Managed REITs to date in 2015.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2014 were approximately $31.5 million (approximately 32.1% of total revenues) as compared to property operating expenses for the year ended December 31, 2013 of approximately $28.4 million (approximately 34.1% of total revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The majority of the increase in property operating expenses, approximately $2.1 million, arose from the 13 operating properties we acquired in 2013 and 2014 and two Canadian development properties that were in lease-up, and an increase in same-store property operating expenses of approximately $1.0 million of which approximately $0.4 million related to increased payroll as a result of the Self Administration and Investment Management Transaction. Our property operating expenses as a percentage of revenues decreased by approximately 2% compared to the year ended December 31, 2013, primarily due to increased same-store revenues.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2014 were approximately $7.9 million (approximately 8.0% of total self storage related revenues) as compared to property operating expenses – affiliates for the year ended December 31, 2013 of approximately $9.9 million (approximately 12.0% of total self storage related revenues). Through August 31, 2014, property operating expenses – affiliates included property management fees and asset management fees. Effective August 31, 2014, as a result of the Self Administration and Investment Management Transaction such fees will no longer be incurred. Through August 31, 2014, property operating expenses – affiliates increased over the same period of 2013 primarily due to the 13 operating properties we acquired in 2013 and 2014 and two Canadian development properties that were in lease-up (approximately $0.8 million). Also, during the first nine months of 2013 our Former Advisor permanently waived certain asset management fees due pursuant to the Former Advisory Agreement totaling approximately $0.5 million. Such asset management fees were not waived during the first eight months of 2014 and approximately $0.5 million of such fees were therefore recorded, thus causing a commensurate increase. Additionally, through August 31, 2014, an increase in same-store revenues caused an increase in property management fees of approximately $0.3 million over the same period of 2013. Such increases were offset by the amount of property and asset management fees incurred from September 2013 through December 2013 of approximately $3.7 million, which were not incurred from September 2014 through December 2014 due to the Self Administration and Investment Management Transaction.

Investment Management Expenses

Investment management expenses for the year ended December 31, 2014 were approximately $0.7 million. Such expenses primarily consisted of approximately $0.6 million of marketing and other support related costs associated with the sponsorship of the Managed REITs and approximately $0.1 million of allocated payroll associated with the management of the Managed REITs. These expenses are a result of the investment management business we acquired from our Former Advisor, effective August 31, 2014. We expect investment management expenses to increase during fiscal year 2015 due to the full year impact of the properties acquired by the Managed REITs in the second half of 2014 and the additional properties acquired by the Managed REITs subsequent to December 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $5.9 million for the year ended December 31, 2014 as compared to general and administrative expenses for the year ended December 31, 2013 of $3.1 million. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs (through August 31, 2014) and board of directors’ related costs. Additionally, from September 2014 through December 2014, as a result of the Self Administration and Investment Management Transaction, we recorded an incremental approximately $1.7 million of payroll and overhead related costs now that we are self managed. During the year ended December 31, 2013 our Former Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the Former Advisory Agreement totaling approximately $1.0 million. Such reimbursable costs were not waived during the first eight months of 2014 and approximately $0.7 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses. We expect general and administrative expenses to increase during fiscal year 2015 as a result of a full year of payroll and overhead related costs now that we are self managed.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2014 were approximately $25.7 million, compared to approximately $25.5 million for year ended December 31, 2013. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our real estate acquisitions and approximately $0.2 million related to trademark amortization and amortization of intangibles associated with management contracts arising from the Self Administration and Investment Management Transaction. Depreciation expense increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was partially offset by a decrease in amortization expense related primarily to certain of our intangible assets associated with in-place leases upon acquisition of a property that became fully amortized either during 2013 or 2014.

Self Administration and Investment Management Transaction Expenses

Self administration and investment management transaction expenses for the year ended December 31, 2014 were approximately $2.1 million, compared to approximately $0.5 million for the year ended December 31, 2013. The increase in self administration and investment management transaction expenses arose from increased legal fees and fees and expenses of our other professional and financial advisors.

Acquisition Expenses

Acquisition expenses for the year ended December 31, 2014 were approximately $0.8 million, as compared to approximately $2.4 million for the year ended December 31, 2013. The decrease in acquisition expenses primarily related to a decrease in property acquisitions and the related expense during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Interest Expense

Interest expense for the year ended December 31, 2014 was approximately $18.2 million, as compared to interest expense of approximately $18.8 million for the year ended December 31, 2013. The decrease in interest is primarily the net result of a decrease attributable to the refinance of the Second Restated KeyBank Loan to the KeyBank Revolver, a slight increase in capitalized interest in 2014, off-set primarily by increased interest expense related to 2013 acquisitions.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the year ended December 31, 2014 was approximately $1.5 million, as compared to approximately $2.0 million for the year ended December 31, 2013. The decrease of approximately $0.5 million primarily relates to a reduction in the amortization of deferred financing fees related to the KeyBank Revolver that were required to be expensed under GAAP in 2013, partially offset by increased amortization due to deferred financing fees related to the KeyBank Bridge Loan in 2014.

Equity in Earnings – Gain Related to Property Sale by Unconsolidated Entity

Equity in earnings – gain related to property sale by unconsolidated entity for the year ended December 31, 2014 relates to our equity method investment in Westport LAX LLC, which owned an industrial property in Hawthorne, CA and was leased to a single tenant. Such property was sold in July 2014.

Other Expense

Other expense for the year ended December 31, 2014 was approximately $1.7 million, as compared to approximately $0.9 million for the year ended December 31, 2013. The increase of approximately $0.8 million primarily relates to increased foreign currency exchange losses and to a lesser extent, increased state taxes.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2013, excluding two Canadian properties that were under development during the periods) for the years ended December 31, 2014 and 2013. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Revenue(1)	$86,809,555	$80,635,278	7.7%	$11,244,202	$2,499,663	N/M	$98,053,757	$83,134,941	17.9%
Property operating expenses(2)	31,302,232	31,712,153	(1.3%)	3,985,540	1,527,278	N/M	35,287,772	33,239,431	6.2%

Operating income(3)	$55,507,323	$48,923,125	13.5%	$7,258,662	$972,385	N/M	$62,765,985	$49,895,510	25.8%

Number of facilities(4)	109	109		17	14		126	123
Rentable square feet(5)	9,059,500	9,059,500		1,399,000	1,200,200		10,458,500	10,259,700
Average physical occupancy(6)	86.1%	83.0%		N/M	N/M		86.0%	82.1%
Annualized rent per occupied square foot(7)	$11.02	$10.63		N/M	N/M		$11.01	$10.66

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, self administration and investment management transaction expenses and acquisition expenses, but does include property management fees.
(3)	The same-store table above includes property management fees in the property operating expenses line-item for the periods presented through August 31, 2014. For the periods presented thereafter, as a result of the Self Administration and Investment Management Transaction, such fees were not incurred. For the periods presented after August 31, 2014, we recorded expenses associated with the direct oversight of the properties in the property operating expenses line-item. Excluding property management fees and including the additional costs we now incur for all periods presented results in same-store operating income of approximately $57.6 million and $52.3 million, respectively, for the years ended December 31, 2014 and 2013, an increase in same-store operating income of approximately 10.3%.
(4)	The SF Property is included in the same-store facilities.
(5)	Of the total rentable square feet, parking represented approximately 1,250,000 as of December 31, 2014 and 2013. On a same-store basis, for the same periods, parking represented approximately 1,100,000 square feet.
(6)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(7)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $6.2 million was primarily the result of increased average physical occupancy of approximately 310 basis points and increased rent per occupied square foot of approximately 3.7% for the year ended December 31, 2014 over the year ended December 31, 2013.

Our same-store property operating expenses decreased by approximately $0.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the elimination of property management fees beginning in September 2014, partially offset by an increase in payroll as a result of the Self Administration and Investment Management Transaction.

Our same-store property operating expenses as a percentage of total revenues decreased by approximately 3.3% for the year ended December 31, 2014 over the year ended December 31, 2013 primarily due to increased revenues and the elimination of property management fees beginning in September of 2014.

Comparison of the Years Ended December 31, 2013 and 2012

Self Storage Rental Revenue

Self storage rental revenue for the year ended December 31, 2013 was approximately $80.5 million, as compared to rental revenue for the year ended December 31, 2012 of approximately $64.5 million, an increase of approximately $16.1 million or 25%. The increase in rental revenue arose primarily from the 30 operating properties acquired in 2012 and 2013 (approximately $10.5 million) and an increase in same-store rental revenue (approximately $5.6 million or 9.1%; excluding the Homeland Portfolio such same-store increases would have been approximately $4.1 million or 7.3%).

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

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2013 were approximately $9.9 million (approximately 12.0% of total revenues) as compared to property operating expenses – affiliates for the year ended December 31, 2012 of approximately $8.3 million (approximately 12.4% of total revenues). Property operating expenses – affiliates includes property management fees and asset management fees. The primary increases in property operating expenses – affiliates arose from the increase in the number of self storage facilities we owned (approximately $1.0 million) and from an increase in same-store properties (approximately $0.6 million), primarily due to increased revenues and to a lesser extent increased property management fees on REIT II properties. A condition of the REIT II merger was that such properties were not required to pay property management fees until those properties achieved FFO of $0.70 per share, which threshold was met in the first quarter of 2013. Additionally, during the first three quarters of 2013 and the year ended December 31, 2012 our Former Advisor permanently waived certain asset management fees due pursuant to the Former Advisory Agreement. Such amounts totaled approximately $0.5 million and approximately $0.2 million, respectively. Such asset management fees were not waived during the fourth quarter of 2013 and approximately $0.2 million of such fees were therefore recorded, thus causing a commensurate increase in property operating expenses—affiliates. Property operating expenses – affiliates as a percentage of revenues decreased by approximately 0.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increased revenues as discussed above, as well as having a full year of operations from the entire Stockade Portfolio, where the asset management fees were permanently waived during the first three quarters of 2013.

General and Administrative Expenses

General and administrative expenses were approximately $3.1 million for the year ended December 31, 2013 as compared to general and administrative expenses for the year ended December 31, 2012 of $2.4 million. Such expenses consist primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs (for the fourth quarter of 2013) and board of directors related costs. The increase in general and administrative expenses is primarily due to an increase in transfer agent costs, as our investor base increased, costs incurred associated with our annual report and proxy materials, website related costs, and an increase in professional services and brand promotion related costs. During the first three quarters of 2013 and the year ended December 31, 2012 our Former Advisor permanently waived certain amounts (primarily payroll and related overhead costs, related to administrative and management services) due pursuant to the Former Advisory Agreement. Such amounts totaled approximately $1.0 million and $1.0 million, respectively. Such reimbursable costs were not waived during the fourth quarter of 2013 and approximately $0.3 million of such reimbursable costs were recorded, thus causing an increase in general and administrative expenses.

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

Self Administration and Investment Management Transaction Expenses

Self administration and investment management transaction expenses for the year ended December 31, 2013 were approximately $0.5 million, compared to none for the year ended December 31, 2012. The increase in self administration and investment management transaction expenses arose from increased legal fees and fees and expenses of our other professional and financial advisors.

Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2013 were approximately $2.4 million, as compared to approximately $3.6 million for the year ended December 31, 2012. The decrease in property acquisition expenses primarily arose from acquiring fewer properties in 2013 as compared to 2012.

Interest Expense

Interest expense for the year ended December 31, 2013 was approximately $18.8 million, as compared to interest expense of approximately $17.8 million for the year ended December 31, 2012. Of the increase in interest expense, approximately $1.8 million is related to new debt incurred in the fourth quarter of 2012, partially offset by decreased interest expense of $0.7 million related to a prior KeyBank loan, which was repaid in full in August 2012 and an additional minor net decrease as a result of decreased interest expense on the KeyBank Revolver, offset by increased expense related to the completion of the development of two of our Canadian properties.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the year ended December 31, 2013 was approximately $2.0 million, as compared to approximately $3.5 million for the year ended December 31, 2012. The decrease of approximately $1.5 million primarily relates to the elimination of amortization of deferred financing fees of approximately $1.0 million on the prior KeyBank loan, which was repaid in full in August 2012, and a reduction in the amortization of deferred financing fees primarily related to the Second Restated KeyBank Loan of approximately $1.1 million, net of an increase of approximately $0.6 million related to the transition from the Second Restated KeyBank Loan to the KeyBank Revolver that were required to be expensed under GAAP.

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

	Same-Store Facilities			Non Same-Store Facilities			Total
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Revenue (1)	$69,733,162	$63,943,708	9.1%	$13,401,779	$2,666,796	N/M	$83,134,941	$66,610,504	24.8%
Property operating expenses (2)	27,467,872	27,890,910	(1.5%)	5,771,559	1,719,795	N/M	33,239,431	29,610,705	12.3%

Operating income	$42,265,290	$36,052,798	17.2%	$7,630,220	$947,001	N/M	$49,895,510	$36,999,799	34.9%

Number of facilities (3)	90	90		33	21		123	111
Rentable square feet	7,722,100	7,722,100		2,537,600	1,549,400		10,259,700	9,271,500
Average physical occupancy (4)	83%	78%		N/M	N/M		82%	76%
Annualized rent per occupied square foot (5)	$9.94	$9.80		N/M	N/M		$9.84	$9.74

N/M	Not meaningful
(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, self administration and investment management transaction expenses and acquisition expenses, but does include property management fees.
(3)	The SF Property is included in the same-store facilities.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have included the realized rental revenue and occupied square feet related to parking herein. For the same-store properties for the period ending December 31, 2013, if we exclude the effects of parking from the calculation, our annualized rent per occupied square foot was $10.75.

Our increase in same-store revenue of approximately $5.8 million was primarily the result of increased average physical occupancy of approximately 500 basis points combined with increased rent per occupied square foot for the year ended December 31, 2013 over the year ended December 31, 2012. The Homeland Portfolio increased its average occupancy by approximately 19% and contributed approximately $1.6 million to the increase in same-store revenue, which was a 30% increase in revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Our same-store property operating expenses decreased by approximately $0.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to reductions primarily in payroll and advertising expense.

As noted above, our same-store results were impacted favorably by the Homeland Portfolio and its revenue growth. Excluding the Homeland Portfolio, the increase in our same-store revenue and operating income was approximately 7.2% and 13.9%, respectively. Additionally, our same-store average physical occupancy, excluding the Homeland Portfolio, would have been approximately 83% and 80%, for the years ended December 31, 2013 and 2012, respectively. Finally, excluding the Homeland Portfolio, our same-store average rent per occupied square foot would have been $10.19 and $9.99, for the years ended December 31, 2013 and 2012, respectively.

Non-GAAP Financial Measures

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

Presentation of FFO is intended to provide useful information to investors as they review our operating performance and as they compare our operating performance to different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO should be reviewed in conjunction with other measurements as an indication of our performance. The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO for each of the periods presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income (loss) attributable to SmartStop Self Storage, Inc	$4,683,472	$(7,447,056)	$(18,973,712)
Add:
Depreciation of real estate assets	19,401,042	16,769,172	13,882,475
Amortization of real estate related intangible assets	5,696,581	8,237,601	11,547,843
Deduct:
Equity in earnings—gain related to property sale by unconsolidated entity	(1,876,787)	—	(815,000)
Adjustment for noncontrolling interests	(589,305)	(361,116)	(335,036)

FFO attributable to SmartStop Self Storage, Inc.	$27,315,003	$17,198,601	$5,306,570

Selected Items Included in Net Income (Loss):

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $1.5 million, $2.0 million and $3.5 million was recognized as interest expense for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Unrealized losses on foreign exchange holdings of approximately $1.1 million, $0.5 million and an unrealized gain of approximately $0.1 million were recognized for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Acquisition costs and Self Administration and Investment Management Transaction expenses totaling approximately $2.9 million, $2.9 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended
	December 31, 2014	December 31, 2013	Change
Net cash flow provided by (used in):
Operating activities	$29,522,028	$19,306,141	$10,215,887
Investing activities	(61,173,375)	(76,314,511)	15,141,136
Financing activities	7,081,551	82,686,294	(75,604,743)

Cash flows provided by operating activities for the years ended December 31, 2014 and 2013 were approximately $29.5 million and $19.3 million, respectively, an increase in cash provided year to year of approximately $10.2 million. The increase in cash provided is primarily the result of an improvement in our net income, as adjusted for a gain related to a property sale by an unconsolidated entity and depreciation and amortization.

Cash flows used in investing activities for the years ended December 31, 2014 and 2013 were approximately $61.2 million and $76.3 million, respectively, a decrease in the use of cash of approximately $15.1 million. The decrease in cash used primarily relates to a reduction of real estate purchases of approximately $47.4 million, and proceeds of approximately $9.9 million related to the sale of the Hawthorne Property, off-set by cash consideration paid of approximately $17.8 million for the Self Administration and Investment Management Transaction, approximately $4.1 million paid for the acquisition of our interest in a reinsurance company, our investment in preferred OP Units in the Managed REITs totaling approximately $14.8 million and the use of approximately $5.8 million related to the acquisition of additional noncontrolling interests.

Cash flows provided by financing activities for the years ended December 31, 2014 and 2013 were approximately $7.1 million and $82.7 million, respectively, a change of approximately $75.6 million. The change in cash used in financing activities over the prior period primarily relates to the termination of the Offering which resulted in a decrease in the net offering proceeds of approximately $95.3 million, off-set by a reduction in cash used of approximately $14.4 million related to the termination of the share redemption program and an increase in net cash provided of approximately $10.3 million from new issuances of debt, offset by debt repayments.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds of our Offering (in the form of DRP Offering proceeds), proceeds from secured or unsecured financing from banks or other lenders and net cash provided by property operations.

As set forth earlier, our Offering expired on September 22, 2013, and we believe the combination of proceeds from our Offering (in the form of DRP Offering proceeds) and potential financing capacity should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating expenses and debt service obligations;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Distributions paid in cash to common stockholders, OP Unit holders and other noncontrolling interests	$22,190,008		$19,572,356
Distributions reinvested	18,375,674		15,796,431

Total distributions	$40,565,682		$35,368,787

Source of distributions
Cash flows provided by operations	$29,522,028	72.8%	$19,306,141	54.6%
Offering proceeds from distribution reinvestment plan	11,043,654	27.2%	16,062,646	45.4%

Total sources	$40,565,682	100.0%	$35,368,787	100.0%

Cash flows provided by operations for the years ended December 31, 2014 and 2013, include approximately $0.8 million and $2.4 million, respectively, of acquisition related expenses and approximately $2.1 million and $0.5 million, respectively, of Self Administration and Investment Management Transaction expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock through our DRP Offering.

From our inception through December 31, 2014, we incurred cumulative distributions of approximately $147 million to our common stockholders, as compared to cumulative FFO attributable to our common stockholders of approximately $46.0 million. For the year ended December 31, 2014, we incurred distributions to common stockholders of approximately $39.9 million, as compared to FFO attributable to common stockholders of approximately $27.3 million. For the year ended December 31, 2013, we incurred distributions to common stockholders of approximately $35.7 million, as compared to FFO attributable to common stockholders of approximately $17.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2014, we had approximately $420.5 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.8 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of December 31, 2014 was approximately 5.15%. As of December 31, 2014, approximately $133.7 million of our total consolidated indebtedness was variable rate debt.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through equity investments, for the payment of operating expenses, capital improvements on our properties, investments in and advances to the Managed REITs, equity distributions and for debt service on our outstanding indebtedness. As set forth above, our Offering closed on September 22, 2013. Our board of directors is currently contemplating a number of strategies for the next steps in our life cycle. Absent the implementation of those strategies, we generally expect our cash requirements will be met from cash flows from operations, draws under existing credit agreements and the issuance of additional debt or equity.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage interest(1)	$73,349,585	$18,563,645	$25,915,357	$16,112,125	$12,758,458
Mortgage principal(1)(2)	420,508,853	54,284,713	191,585,727	55,608,523	119,029,890
Operating leases	3,652,194	359,702	738,684	278,988	2,274,820

Total contractual obligations	$497,510,632	$73,208,060	$218,239,768	$71,999,636	$134,063,168

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	Such table only includes obligations as of December 31, 2014, and therefore does not include additional payment obligations related to our additional borrowings subsequent to December 31, 2014 pursuant to the KeyBank Bridge loan. See Note 14 Subsequent Events of the Notes to the Consolidated Financial Statements contained in this report.

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

Subsequent Events

Please see Note 14 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2014, our debt consisted of approximately $286.9 million in fixed rate debt and approximately $133.7 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.8 million). As of December 31, 2013, our debt consisted of approximately $300 million in fixed rate debt and approximately $90.4 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.2 million annually. If the underlying rate of the related index on our variable rate debt were to decrease by 100 basis points, the decrease in interest expense would increase future earnings and cash flows by approximately $1.3 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2014:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt(1)	$30,886,583	$37,180,325	$44,144,922	$18,824,212	$36,784,311	$119,029,890	$286,850,243
Average interest rate	5.46%	5.44%	5.32%	5.17%	5.07%	5.03%	—
Variable rate debt(1)(2)	$23,398,130	$105,148,546	$5,111,934	—	—	—	$133,658,610
Average interest rate	2.49%	1.97%	4.79%	—	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	Such table only includes obligations as of December 31, 2014, and therefore does not include additional payment obligations related to our additional borrowings subsequent to December 31, 2014 pursuant to the KeyBank Bridge loan. See Note 14 Subsequent Events of the Notes to the Consolidated Financial Statements contained in this report.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument or foreign currency hedges to mitigate our risk to foreign currency exposure. We will not enter into derivative or interest rate transactions for speculative purposes. We had one derivative instrument in place through December 24, 2014. Such instrument was a variable to fixed derivative with a notional amount of $45,000,000. Our average receive rate was one month LIBOR and the average pay rate was 0.9075%.

Commensurate with the expiration of our variable to fixed interest rate swap, we entered into an interest rate cap, with a notional amount of $75 million, which limits the underlying index rate on our LIBO based loan to a maximum of 1.00% through June 30, 2015. Such index rate was 0.17% as of December 31, 2014.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2015 Proxy Statement. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 25, 2015.

SMARTSTOP SELF STORAGE, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ H. MICHAEL SCHWARTZ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2015

/S/ MICHAEL S. MCCLURE Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2015

/S/ HAROLD “SKIP” PERRY Harold “Skip” Perry	Independent Director	March 25, 2015

/S/ TIMOTHY S. MORRIS Timothy S. Morris	Independent Director	March 25, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED DECEMBER 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SmartStop Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. SmartStop Self Storage, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartStop Self Storage, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California
March 25, 2015

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Real estate facilities:
Land	$198,963,903	$194,033,413
Buildings	471,514,948	456,372,075
Site improvements	45,757,720	43,733,299

	716,236,571	694,138,787
Accumulated depreciation	(65,612,805)	(46,432,155)

	650,623,766	647,706,632
Construction in process	2,063,594	776,804

Real estate facilities, net	652,687,360	648,483,436

Cash and cash equivalents	14,934,776	39,603,949
Restricted cash	5,124,979	6,506,112
Investments in unconsolidated entities	7,459,489	8,662,363
Investments in and advances to managed REITs	18,970,033	—
Other assets	4,785,443	3,777,167
Deferred financing costs, net of accumulated amortization	6,595,933	5,798,963
Intangible assets, net of accumulated amortization	10,700,348	10,447,513
Trademarks, net of accumulated amortization	11,460,000	—
Goodwill	12,705,000	—

Total assets	$745,423,361	$723,279,503

LIABILITIES AND EQUITY
Debt	$421,314,180	$391,285,760
Accounts payable and accrued liabilities	16,049,595	9,917,437
Due to affiliates	—	1,741,518
Distributions payable	3,587,764	3,355,882
Deferred tax liability	291,091	—

Total liabilities	441,242,630	406,300,597

Commitments and contingencies (Note 10)
Equity:

SmartStop Self Storage, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 57,985,861 and 56,136,435 shares issued and outstanding at December 31, 2014 and 2013, respectively	57,986	56,136
Additional paid-in capital	495,105,818	487,032,573
Distributions	(147,014,446)	(107,090,016)
Accumulated deficit	(64,692,729)	(69,376,201)
Accumulated other comprehensive loss	(2,831,301)	(1,615,743)

Total SmartStop Self Storage, Inc. equity	280,625,328	309,006,749

Noncontrolling interest in our Operating Partnership	23,476,228	2,289,379
Other noncontrolling interests	79,175	5,682,778

Total noncontrolling interests	23,555,403	7,972,157

Total equity	304,180,731	316,978,906

Total liabilities and equity	$745,423,361	$723,279,503

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Revenues:
Self storage rental revenue	$95,065,924	$80,526,461	$64,464,466
Ancillary operating revenue	2,987,833	2,608,480	2,146,038
Investment management revenue	205,020	—	—

Total revenues	98,258,777	83,134,941	66,610,504

Operating expenses:
Property operating expenses	31,494,703	28,350,412	25,878,556
Property operating expenses – affiliates	7,864,670	9,939,687	8,254,016
Investment management expenses	689,491	—	—
General and administrative	5,910,922	3,103,808	2,361,229
Depreciation	19,827,040	17,271,925	14,254,525
Intangible amortization expense	5,909,914	8,237,601	11,547,843
Self administration and investment management transaction expenses	2,062,965	458,837	—
Acquisition expenses – affiliates	719,264	1,869,974	2,415,200
Other acquisition expenses	86,561	537,887	1,232,435

Total operating expenses	74,565,530	69,770,131	65,943,804

Operating income	23,693,247	13,364,810	666,700
Other income (expense):
Interest expense	(18,226,957)	(18,826,701)	(17,813,762)
Deferred financing amortization expense	(1,542,076)	(1,966,395)	(3,466,463)
Equity in earnings of unconsolidated entities	724,113	847,143	887,551
Equity in earnings—gain related to property sale by unconsolidated entity	1,876,787	—	815,000
Other	(1,712,794)	(864,055)	(104,168)

Net income (loss)	4,812,320	(7,445,198)	(19,015,142)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(125,718)	35,799	83,435
Net income attributable to other noncontrolling interests	(3,130)	(37,657)	(42,005)

Net income (loss) attributable to SmartStop Self Storage, Inc.	$4,683,472	$(7,447,056)	$(18,973,712)

Net income (loss) per share – basic	$0.08	$(0.15)	$(0.46)
Net income (loss) per share – diluted	$0.08	$(0.15)	$(0.46)

Weighted average shares outstanding – basic	57,036,253	50,982,783	41,103,477
Weighted average shares outstanding – diluted	57,038,285	50,982,783	41,103,477

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net income (loss)	$4,812,320	$(7,445,198)	$(19,015,142)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,518,609)	(1,176,333)	381,663
Change in fair value of interest rate swap	303,051	243,282	(234,703)

Other comprehensive income (loss)	(1,215,558)	(933,051)	146,960

Comprehensive income (loss)	3,596,762	(8,378,249)	(18,868,182)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to the noncontrolling interests in our Operating Partnership	(94,595)	40,852	82,806
Comprehensive income attributable to other noncontrolling interests	(3,130)	(37,657)	(42,005)

Comprehensive income (loss) attributable to SmartStop Self Storage, Inc.	$3,499,037	$(8,375,054)	$(18,827,381)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2011	35,020,561	$35,021	$285,211,557	$(42,602,530)	$(42,955,433)	$(829,652)	$198,858,963	$6,731,736	$205,590,699
Gross proceeds from issuance of common stock	11,235,955	11,236	113,932,158	—	—	—	113,943,394	—	113,943,394
Offering costs	—	—	(12,016,241)	—	—	—	(12,016,241)	—	(12,016,241)
Changes to redeemable common stock	—	—	(3,593,608)	—	—	—	(3,593,608)	—	(3,593,608)
Redemptions of common stock	(1,310,527)	(1,311)	(12,575,925)	—	—	—	(12,577,236)	—	(12,577,236)
Issuance of restricted stock	3,125	3	—	—	—	—	3	—	3
Distributions ($.70 per share)	—	—	—	(28,798,596)	—	—	(28,798,596)	—	(28,798,596)
Distributions for noncontrolling interests	—	—	—	—	—	—	—	(249,055)	(249,055)
Issuance of shares for distribution reinvestment plan	1,235,628	1,235	12,310,748	—	—	—	12,311,983	—	12,311,983
Repurchase of limited partnership units in our Operating Partnership	—	—	(221,335)	—	—	—	(221,335)	(175,403)	(396,738)
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	729,218	729,218
Stock based compensation expense	—	—	24,764	—	—	—	24,764	—	24,764
Net loss attributable to SmartStop Self Storage, Inc.	—	—	—	—	(18,973,712)	—	(18,973,712)	—	(18,973,712)
Net loss attributable to in the noncontrolling interests in our Operating Partnership.	—	—	—	—	—	—	—	(41,430)	(41,430)
Foreign currency translation adjustment	—	—	—	—	—	381,663	381,663	—	381,663
Change in fair value of interest rate swap	—	—	—	—	—	(234,703)	(234,703)	—	(234,703)

Balance as of December 31, 2012	46,184,742	46,184	383,072,118	(71,401,126)	(61,929,145)	(682,692)	249,105,339	6,995,066	256,100,405

Gross proceeds from issuance of common stock	9,881,658	9,882	106,270,780	—	—	—	106,280,662	—	106,280,662
Offering costs	—	—	(11,055,522)	—	—	—	(11,055,522)	(25,362)	(11,080,884)
Changes to redeemable common stock	—	—	7,289,885	—	—	—	7,289,885	—	7,289,885
Redemptions of common stock	(1,473,355)	(1,474)	(14,365,360)	—	—	—	(14,366,834)	—	(14,366,834)
Issuance of restricted stock	2,500	3	—	—	—	—	3	—	3
Distributions ($0.70 per share)	—	—	—	(35,688,890)	—	—	(35,688,890)	—	(35,688,890)
Distributions for noncontrolling interests	—	—	—	—	—	—	—	(311,177)	(311,177)
Issuance of shares for distribution reinvestment plan	1,540,890	1,541	15,794,890	—	—	—	15,796,431	—	15,796,431
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	1,311,772	1,311,772
Stock based compensation expense	—	—	25,782	—	—	—	25,782	—	25,782
Net loss attributable to SmartStop Self Storage, Inc.	—	—	—	—	(7,447,056)	—	(7,447,056)	—	(7,447,056)
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	1,858	1,858
Foreign currency translation adjustment	—	—	—	—	—	(1,176,333)	(1,176,333)	—	(1,176,333)
Change in fair value of interest rate swap	—	—	—	—	—	243,282	243,282	—	243,282

Balance as of December 31, 2013	56,136,435	$56,136	$487,032,573	$(107,090,016)	$(69,376,201)	$(1,615,743)	$309,006,749	$7,972,157	$316,978,906

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2013	56,136,435	$56,136	$487,032,573	$(107,090,016)	$(69,376,201)	$(1,615,743)	$309,006,749	$7,972,157	$316,978,906
Offering costs	—	—	(15,528)	—	—	—	(15,528)	(39,385)	(54,913)
Issuance of restricted stock	59,750	60	—	—	—	—	60	—	60
Distributions ($0.70 per share)	—	—	—	(39,924,430)	—	—	(39,924,430)	—	(39,924,430)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(873,137)	(873,137)
Issuance of shares for distribution reinvestment plan	1,789,676	1,790	18,373,884	—	—	—	18,375,674	—	18,375,674
Reduction of noncontrolling interests through additional investment related to the San Francisco property	—	—	(2,363,697)	—	—	—	(2,363,697)	(5,574,564)	(7,938,261)
Issuance of limited partnership units in our Operating Partnership related to the San Francisco property	—	—	—	—	—	—	—	2,120,000	2,120,000
Issuance of limited partnership units in our Operating Partnership related to assets contributed in the self administration and investment management transaction	—	—	—	—	—	—	—	8,632,000	8,632,000
Issuance of limited partnership units in our Operating Partnership related to the acquisition of an interest in a tenant reinsurance company	—	—	—	—	—	—	—	3,236,500	3,236,500
Issuance of limited partnership units in our Operating Partnership in exchange for certain limited partnership interests	—	—	8,985,516	—	—	—	8,985,516	7,917,984	16,903,500
Contribution of certain limited partnership interests in exchange for limited partnership interests in our Operating Partnership	—	—	(16,938,500)	—	—	—	(16,938,500)	35,000	(16,903,500)
Stock based compensation expense	—	—	31,570	—	—	—	31,570	—	31,570
Net income attributable to SmartStop Self Storage, Inc.	—	—	—	—	4,683,472	—	4,683,472	—	4,683,472
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	128,848	128,848
Foreign currency translation adjustment	—	—	—	—	—	(1,518,609)	(1,518,609)	—	(1,518,609)
Change in fair value of interest rate swap	—	—	—	—	—	303,051	303,051	—	303,051

Balance as of December 31, 2014	57,985,861	$57,986	$495,105,818	$(147,014,446)	$(64,692,729)	$(2,831,301)	$280,625,328	$23,555,403	$304,180,731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,812,320	$(7,445,198)	$(19,015,142)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	27,279,030	27,475,921	29,268,831
Noncash interest expense	(108,510)	147,472	190,724
Expense related to issuance of restricted stock	31,630	25,785	24,767
Equity in earnings of unconsolidated entities	(721,303)	(805,360)	(783,452)
Distributions from unconsolidated entities	1,127,683	887,673	816,720
Equity in earnings—gain related to property sale by unconsolidated entity	(1,876,787)	—	(815,000)
Foreign currency exchange (gain) loss	1,064,015	458,662	(60,281)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	1,381,133	(1,606,887)	(1,214,746)
Other assets	(1,284,789)	(49,443)	(1,184,733)
Accounts payable and other accrued liabilities	1,243,776	1,071,649	2,033,098
Due to affiliates	(1,675,575)	(854,133)	289,554
Advances to managed REITs	(1,750,595)	—	—

Net cash provided by operating activities	29,522,028	19,306,141	9,550,340

Cash flows from investing activities:
Purchase of real estate	(15,024,304)	(62,405,547)	(85,546,702)
Additions to real estate facilities	(7,906,142)	(5,339,858)	(5,330,259)
Development and construction of real estate facilities	(6,051,429)	(8,569,106)	(7,924,666)
Self administration and investment management transaction	(17,797,486)	—	—
Investments in managed REITs	(14,820,000)	—	—
Acquisition of interest in reinsurance company	(4,122,913)	—	—
Acquisition fees received subject to acquisition fee tail agreement	447,250	—	—
Additional investment in noncontrolling interests	(5,818,261)	—	—
Proceeds from return of investment in unconsolidated entities	9,919,910	—	1,425,000
Additional investment in unconsolidated joint ventures	—	—	(234,735)
Proceeds from land disposition	—	—	1,978,746

Net cash used in investing activities	(61,173,375)	(76,314,511)	(95,632,616)

Cash flows from financing activities:
Proceeds from issuance of real estate secured debt	28,000,000	80,934,943	82,217,152
Proceeds from issuance of KeyBank Bridge Loan	17,000,000	—	—
Principal payments on real estate secured debt	(4,221,798)	(3,398,567)	(3,157,375)
Repayment of real estate secured debt	(9,095,098)	(56,695,148)	(62,833,334)
Deferred financing costs	(2,356,632)	(1,798,602)	(2,001,411)
Gross proceeds from issuance of common stock	—	106,280,662	113,943,394
Offering costs	(54,913)	(11,080,884)	(12,016,241)
Redemptions of common stock	—	(14,366,834)	(12,577,236)
Distributions paid to common stockholders	(21,448,979)	(19,275,189)	(15,831,397)
Distributions paid to noncontrolling interests	(741,029)	(297,167)	(251,541)
Escrow receivable	—	544,391	(182,290)
Due to affiliates	—	288,689	(98,510)
Restricted cash	—	1,550,000	—
Repurchase of limited partnership units in our Operating Partnership	—	—	(396,738)

Net cash provided by financing activities	7,081,551	82,686,294	86,814,473

Effect of exchange rate changes on cash	(99,377)	(72,366)	48,784
Increase (decrease) in cash and cash equivalents	(24,669,173)	25,605,558	780,981
Cash and cash equivalents, beginning of period	39,603,949	13,998,391	13,217,410

Cash and cash equivalents, end of period	$14,934,776	$39,603,949	$13,998,391

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash paid for interest	$18,967,184	$18,990,649	$17,903,925
Interest capitalized	$777,867	$414,389	$498,772
Distributions payable	$3,587,764	$3,355,882	$2,724,603
Issuance of shares pursuant to distribution reinvestment plan	$18,375,674	$15,796,431	$12,311,983
Issuance of limited partnership units in our Operating Partnership related to the San Francisco property	$2,120,000	$—	$—
Issuance of limited partnership units in our Operating Partnership related to assets contributed in the self administration and investment management transaction	$8,632,000	$—	$—
Issuance of limited partnership units in our Operating Partnership related to the acquisition of an interest in a tenant reinsurance company	$3,236,500	$—	$—
Issuance of limited partnership units in our Operating Partnership in exchange for certain limited partnership interests	$16,903,500	$—	$—
Contribution of certain limited partnership interests in exchange for limited partnership interests in our Operating Partnership	$16,903,500	$—	$—
Contingent consideration – acquisition fee tail agreement	$2,690,000	$—	$—
Assumption of notes payable issued in connection with purchase of real estate	$—	$18,025,647	$6,706,790
Issuance of limited partnership units in our Operating Partnership in connection with the purchase of real estate facilities	$—	$1,311,772	$729,218
Foreign currency translation adjustment – Real estate facilities, net	$(3,997,452)	$(2,415,103)	$614,721

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Our Operating Partnership, a Delaware limited partnership, was formed on August 14, 2007. On August 24, 2007, our Former Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. Inclusive of the Class B limited partnership interests, as of December 31, 2014, we owned 94.61% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests (inclusive of the Class B limited partnership interests) are owned by unaffiliated third parties (1.02%) and our Former Advisor and its affiliates (4.37%) and totaled 3,316,992 limited partnership units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks; advisory and property management services; and earn tenant insurance related revenue) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

Through August 31, 2014, our Property Manager was Strategic Storage Property Management, LLC, a Delaware limited liability company, which was formed in August 2007 to manage our properties. SSH owned 100% of the Property Manager’s membership interests until we acquired such interests through the Self Administration and Investment Management Transaction.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares of common stock for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2014, we had sold approximately 56 million shares of common stock for gross proceeds of approximately $568 million under all of our offerings.

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

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional limited partnership units in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to a distribution limit and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 10). The distribution for the Class D units was initially zero, but was set to an annualized rate of $0.70 per unit as of April 1, 2014. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Former Advisor was prohibited from exchanging or otherwise transferring its limited partnership units so long as it was acting as our Advisor pursuant to our Former Advisory Agreement.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

On September 4, 2014, we adopted the Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership and issued Class B Limited Partnership Units (“Class B Units”) in connection with the Self Administration and Investment Management Transaction. See Note 3, Self Administration and Investment Management Transaction, for additional information.

As of December 31, 2014, we owned 126 self storage facilities (125 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada (the Greater Toronto Area). As of December 31, 2014, we also had noncontrolling interests in two additional self storage facilities.

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

Principles of Consolidation

Our financial statements, the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, the financial statements of Self Storage REIT, LLC (REIT I) and Self Storage REIT II, LLC (REIT II) are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests both as of and during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (a “VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2014 and 2013, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

During January and February 2014, we acquired an additional approximately 86% of interests in the SF Property (through our acquisition of beneficial interests in the DST) from approximately 45 third-party sellers bringing our total interest to approximately 98%. During May 2014, we acquired an additional approximately 1% from one third-party seller, bringing our current ownership to approximately 99%. Given that we had consolidated the SF Property since we acquired the original interest, the acquisition of interests during 2014 were treated as acquisitions of noncontrolling interests and the SF Property has since been consolidated as a majority owned subsidiary whereas we previously consolidated it as a VIE. For additional discussion, see Note 4.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $1.3 million and approximately $7.1 million in intangible assets to recognize the value of in-place leases related to our acquisitions in 2014 and 2013, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2014, 2013 and 2012 we expensed approximately $0.8 million, $2.4 million and $3.6 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2014 and 2013, no impairment losses have been recognized.

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

Trademarks

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for six years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

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

Approximately $10.9 million of the original $11.5 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $0.6 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period. As of December 31, 2014 we had accumulated amortization of $40,000 associated with the “Strategic Storage®” trademark.

The total estimated amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is approximately $120,000, $120,000, $120,000, $120,000, and $80,000, respectively.

Equity Investments

Our investments in unconsolidated real estate entities and VIEs in which we are not the primary beneficiary, where we have significant influence, but not control, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, our investments in real estate entities are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate entities are generally recognized based on the allocation of cash distributions upon liquidation of the investment in accordance with the joint venture agreements.

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

In May 2012, our equity interest in an unconsolidated joint venture which owned a self storage facility in Baltimore, Maryland was redeemed for approximately $1.4 million. This resulted in a gain of approximately $0.8 million, which is included in equity in earnings – gain related to property sale by unconsolidated entity in our Consolidated Statement of Operations for the year ended December 31, 2012.

We own a 12% interest in Westport LAX LLC, a joint venture that originally acquired a net leased industrial property (the “Hawthorne Property”) in California. This investment is accounted for under the equity method. In July 2014 the Hawthorne Property was sold, and we received a distribution of approximately $3 million relative to our 12% ownership in Westport LAX LLC, resulting in a gain of approximately $1.9 million. The remaining carrying value of our investment therein is approximately $0.1 million.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Hawthorne LLC, an affiliate of our Former Sponsor, owns 78% of Westport LAX LLC, and we had a preferred equity interest in Hawthorne LLC which entitled us to distributions equal to 10% per annum on our investment of approximately $6.9 million pursuant to terms of the preferred equity interest in Hawthorne LLC. In August 2014 we received our preferred investment in full along with the accumulated preferred return thereon in connection with the sale of the Hawthorne Property. The remaining 10% interest in Westport LAX LLC is owned by a third party, who was also the co-manager, along with our Former Sponsor, of the Hawthorne Property. Such third party has been and continues to be the acting manager and directed the operating activities of the property that determined its economic performance. We, along with other non-affiliated parties, were guarantors on the approximately $19 million loan that encumbered the Hawthorne Property until the property was sold in July 2014 and the loan was assumed by the buyer. As of December 31, 2014, we had no further exposure to loss as a result of our involvement with this VIE, other than our remaining investment balance of approximately $0.1 million.

Investments in and Advances to Managed REITs

As of December 31, 2014, we owned equity investments with a carrying value of approximately $0.4 million in the Managed REITs. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recoded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

Also included in investments in and advances to managed REITs are receivables from the Managed REITs of approximately $1.8 million and our investment in the preferred units in the Managed REITs, totaling approximately $16.8 million. For additional discussion, see Note 8.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and rents contractually due but unpaid are included in other assets.

Investment management revenue includes advisory, asset management, property management and other similar fees. Such fees are earned pursuant to the advisory and property management agreements with the Managed REITs. The fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Intangible Assets

We allocate a portion of the real estate purchase price of a property to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2014 and 2013, accumulated amortization of in-place lease intangibles totaled approximately $50.5 million and $44.6 million, respectively.

The total estimated amortization expense of such intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is approximately $3.8 million, $2.0 million, $0.2 million, none and none, respectively.

In connection with the Self Administration and Investment Management Transaction, we allocated a portion of the consideration to the contracts that we acquired to manage the Managed REITs. We are amortizing certain amounts on a straight-line basis over the estimated benefit period of those contracts. As of December 31, 2014, the gross amount allocated to the contracts was $5.3 million and the accumulated amortization was approximately $0.2 million. The total estimated amortization expense for such intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is approximately $0.5 million, $0.5 million, $0.5 million, $0.5 million, and $0.3 million, respectively. Approximately $2.7 million of value related to the management contracts was derived from cash flows we expect to be collected and subsequently paid to SSH, pursuant to the Acquisition Fee Tail Agreement. Such cash flows, if received, will reduce the carrying value of the management contracts. As of December 31, 2014, approximately $0.4 million of such cash flows were received by us and reduced the carrying value of the contracts, but were not paid to SSH as the payout ratio (as defined) had not been achieved (See Note 3 for additional information).

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2014 and 2013, accumulated amortization of deferred financing costs totaled approximately $7.3 million and $5.9 million, respectively.

Organization and Offering Costs

Pursuant to our Former Advisory Agreement, our Former Advisor funded organization and offering costs on our behalf. We were required to reimburse our Former Advisor for such organization and offering costs; provided, however, our Former Advisor was required to reimburse us within 60 days after the end of the month in which the Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs were recognized as a liability when we had a present responsibility to reimburse our Former Advisor, which was defined in our Former Advisory Agreement as the date we satisfied the minimum offering requirements of the primary offering portion of our Initial Offering (which occurred on May 22, 2008). If we had determined that the total organization and offering costs had exceeded 3.5% of the gross proceeds to be received from the Primary Offering, we would have recognized such excess as a capital contribution from our Former Advisor. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We previously had a share redemption program that enabled stockholders to sell their shares to us in limited circumstances.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the years ended December 31, 2014, 2013 and 2012, we recorded a loss of approximately $1,065,000, a loss of approximately $460,000, and a gain of approximately $60,000, respectively.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The table below summarizes our fixed rate notes payable at December 31, 2014 and 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts, which amounts were derived using Level 3 inputs. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$303,295,393	$287,655,570	$311,362,132	$300,894,201

Through December 24, 2014, we had an interest rate swap on one of our loans (See Notes 6 and 7). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with GAAP, we incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through December 24, 2014, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we had determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of December 31, 2013, through December 24, 2014, we had Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities on our consolidated balance sheet.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with amended accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. In addition, we account for the noncontrolling interest in the SF Property and the SSGT and SST II advisor entities in accordance with the amended accounting guidance. The noncontrolling interests shall continue to be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

Per Share Data

Basic earnings per share attributable to SmartStop Self Storage, Inc. for all periods presented are computed by dividing net income (loss) attributable to SmartStop Self Storage, Inc. by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to SmartStop Self Storage, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For both of the years ended December 31, 2013 and 2012, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares calculation, as such shares were antidilutive.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We will adopt the guidance effective January 1, 2015. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

SSH Contribution Agreement

On September 4, 2014, we along with the Operating Partnership, as Contributee, and SSH, as Contributor, entered into a Contribution Agreement (the “SSH Contribution Agreement”) whereby, effective August 31, 2014, the Operating

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Partnership acquired substantially all of SSH’s operating assets, including (a) SSH’s 100% membership interests in (i) the Property Manager, (ii) Strategic Storage Opportunities, LLC, (iii) Strategic Storage Realty Group, LLC, the parent company of the advisors and property managers for SST II and SSGT, respectively, and (iv) Strategic Capital Markets Group, LLC, which owns a 15% non-voting equity interest in Select Capital Corporation, our former dealer manager and the current dealer manager for SST II and SSGT, (b) all equipment, furnishings, fixtures, computer equipment and certain other personal property as set forth in the SSH Contribution Agreement, (c) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks), (d) all of SSH’s Software as defined in the SSH Contribution Agreement, (e) all of SSH’s processes, practices, procedures and workforce (including a fully integrated operations team of approximately 300 self storage and other professionals), and (f) certain other assets as set forth in the SSH Contribution Agreement, in exchange for $18 million in cash and 773,395 units of limited partnership in the Operating Partnership (“OP Units”).

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Fair Value of Consideration Transferred

We accounted for the SSH Contribution Agreement discussed above as a business combination under the acquisition method of accounting. During the years ended December 31, 2014 and 2013, we incurred approximately $2.1 million and $0.5 million, respectively, for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration and Investment Management Transaction, which are included in the self administration and investment management transaction expenses line-item in the accompanying consolidated statements of operations.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

We are in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration transferred; thus, the fair values are subject to change. The estimated fair value of the consideration transferred totaled $29.1 million and consisted of the following:

Estimated Fair Value of Consideration Transferred:	September 4, 2014
Cash(1)	$17,797,486
OP Units	8,632,000
Contingent consideration - acquisition fee tail	2,690,000

Total consideration transferred	$29,119,486

(1)	The SSH Contribution Agreement called for a true-up related to the assumption of certain operating assets and liabilities. We assumed a net liability of approximately $0.2 million and such amount was netted against the cash payment otherwise due to SSH.

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

September 4, 2014
Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$90,351
Property and equipment	157,000
Investments in and advances to managed REITs	403,000
Other assets	87,835
Trademarks	11,500,000
Management contracts	5,290,000

Total identifiable assets acquired	$17,528,186

Identifiable Liabilities Assumed at Fair Value
Accounts payable and accrued expenses	$783,700
Deferred tax liabilities, net	330,000

Total liabilities assumed	1,113,700

Net identifiable assets acquired	16,414,486
Goodwill	12,705,000

Net assets acquired	$29,119,486

The intangible assets acquired primarily consist of trademarks and the management and advisory contracts that we have with the Managed REITs.

The value of the management and advisory contracts were determined based on a discounted cash flow valuation of the projected revenues of the acquired contracts.

The deferred tax liability is the result of differences between the GAAP carrying value of certain assets and the carrying value for tax purposes related to activities which are conducted through our TRS.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The results of the acquisition have been included in our consolidated statements of operations since the effective date of the transaction. For the period from the effective date of the acquisition to December 31, 2014, we recorded investment management revenues of approximately $0.2 million, avoided approximately $4.1 million of asset and property management fees and recorded additional expenses including - additional property operating expenses of approximately $0.5 million, approximately $0.7 million in investment management expenses, approximately $1.7 million of incremental general and administrative expenses and approximately $0.2 million of intangible amortization expense.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Note 4. Southwest Colonial, DST and USA SF Self Storage, DST Acquisitions

Southwest Colonial, DST

During the fourth quarter of 2013, we purchased beneficial interests (the “Colonial Interests”) in Southwest Colonial, DST (“Colonial DST”), a Delaware statutory trust sponsored by our Former Sponsor, from approximately 50 third-party sellers pursuant to separate purchase agreements with each seller. None of the purchases were contingent upon any of the others. Such purchases were fully completed on November 1, 2013. Following the purchase of these interests, we owned 100% of the interests in Colonial DST. The agreed upon purchase price of the Colonial Interests acquired, based on the aggregate appraised value of the five properties owned by Colonial DST was approximately $27.9 million. Consideration provided consisted of approximately $9.0 million in cash along with the issuance of approximately 151,300 limited partnership units in our Operating Partnership and the assumption of an approximately $16.7 million bank loan held by Colonial DST (the “John Hancock Loan”). Colonial DST leased its properties to a master tenant (the “Colonial Tenant”) on a triple-net basis pursuant to a master lease (the “Colonial Lease”). The Colonial Tenant is owned by affiliates of our Former Sponsor. We and our Former Sponsor, along with its affiliates, have agreed to assign 100% of the economic benefits and obligations from these properties to us in exchange for indemnification by us for any potential liability incurred subsequent to the assignment by the Former Sponsor in connection with the Colonial Lease.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

As of December 31, 2014, the SF DST had net real estate assets of approximately $16.3 million, approximately $10 million of secured debt and there was approximately $0.1 million of noncontrolling interest related to this entity. Such assets are only available to satisfy the obligations of the SF DST. The lenders of the secured debt have no recourse to other Company assets.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2014 and 2013:

Real estate facilities
Balance at December 31, 2012	$604,727,895
Facility acquisitions	74,743,745
Impact of foreign exchange rate changes	(2,415,103)
Improvements and additions	17,082,250

Balance at December 31, 2013	694,138,787
Facility acquisitions	13,744,304
Impact of foreign exchange rate changes	(3,997,452)
Improvements and additions	12,350,932

Balance at December 31, 2014	$716,236,571

Accumulated depreciation
Balance at December 31, 2012	$(29,840,320)
Depreciation expense and impact of foreign exchange rate changes	(16,591,835)

Balance at December 31, 2013	(46,432,155)
Depreciation expense and impact of foreign exchange rate changes	(19,180,650)

Balance at December 31, 2014	$(65,612,805)

2014 and 2013 Acquisitions

The following table summarizes the purchase price allocation for our acquisitions for the years ended December 31, 2014 and 2013:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued (1)(2)	Revenue (3)	Operating Income (3) (4)
North Charleston—SC	7/10/2013	$6,152,000	$420,000	$6,572,000	$—	$365,262	$200,625
Toms River II—NJ	8/28/2013	4,900,000	300,000	5,200,000	—	157,717	67,146
Pickering—CAN (5) (6)	8/29/2013	5,100,155	—	5,100,155	—	—	—
Montgomery II—AL (7)	10/28/2013	7,770,000	830,000	8,600,000	4,554,014	149,645	102,435
Knoxville—TN (7)	10/28/2013	7,790,000	740,000	8,530,000	4,527,382	145,984	105,675
Knoxville II—TN (7)	10/28/2013	9,940,000	960,000	10,900,000	5,805,701	174,377	124,008
Knoxville III—TN (7)	10/28/2013	7,840,000	660,000	8,500,000	4,527,382	136,503	94,497
Midland I—TX	11/1/2013	5,092,387	590,000	5,682,387	3,607,716	114,346	77,453
Coppell—TX	11/1/2013	6,662,738	750,000	7,412,738	4,707,735	148,475	99,927
Midland II—TX	11/1/2013	6,947,260	850,000	7,797,260	4,952,183	139,454	106,544
Arlington—TX	11/1/2013	3,108,876	480,000	3,588,876	2,276,830	82,520	44,744
Weatherford—TX	11/1/2013	3,440,329	470,000	3,910,329	2,481,183	82,632	49,614

2013 Total		$74,743,745	$7,050,000	$81,793,745	$37,440,126	$1,696,915	$1,072,668

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Assumed or Issued	Revenue (3)	Operating Income (3) (4)
Hampton II – VA	3/5/2014	$5,930,000	$770,000	$6,700,000	$—	$563,509	$386,236
Chandler – AZ	3/27/2014	4,375,000	510,000	4,885,000	—	377,573	237,621
Toronto II – ONT(5)(6)	4/2/2014	3,439,304	—	3,439,304	—	—	—

2014 Total		$13,744,304	$1,280,000	$15,024,304	$—	$941,082	$623,857

(1)	See Note 6 for specific terms of the Company’s debt.
(2)	Amounts include the purchase accounting fair value adjustment of debt, as applicable
(3)	The operating results of the facilities acquired above have been included in the Company’s statement of operations since their respective acquisition date.
(4)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, self administration and investment management transaction expenses and acquisition expenses, as applicable.
(5)	Allocation (excludes estimated development costs) based on Canadian/U.S. exchange rate as of the date of acquisition.
(6)	Property was under construction; therefore the property generated no revenue or operating income as of December 31, 2014.
(7)	The above noted properties are collectively referred to as the “Knoxville Portfolio.”

All of the above properties were acquired from unaffiliated third parties. We incurred acquisition fees due to our Former Advisor for the above acquisitions. For the years ended December 31, 2014 and 2013, such fees were approximately $0.6 million and $1.7 million, respectively.

During the year ended December 31, 2014, we finalized the purchase price accounting for the acquisitions completed on October 28, 2013 and November 1, 2013, and for all of the 2014 acquisitions. No revisions to the preliminary purchase accounting were made.

For acquisitions where the purchase price accounting was finalized in 2014 and 2013 the weighted-average amortization period of the intangibles as of the date of acquisition was 36 months and 34 months, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Debt

The Company’s real estate secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	December 31, 2014	December 31, 2013	Interest Rate	Maturity Date
Montgomery	$2,612,966	$2,693,364	6.42%	7/1/2016
Seabrook	4,367,488	4,444,137	5.73%	1/1/2016
Greenville	2,188,628	2,226,986	5.65%	3/1/2016
Kemah	8,598,982	8,732,981	6.20%	6/1/2016
Memphis	2,424,933	2,465,045	5.67%	12/1/2016
Tallahassee	7,348,537	7,446,178	6.16%	8/1/2016
Houston	1,941,214	1,981,095	5.67%	2/1/2017
San Francisco	10,117,163	10,256,163	5.84%	1/27/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,491,346	1,511,958	5.72%	6/1/2017
Pearland	3,394,063	3,438,473	5.93%	7/1/2017
Daphne	1,208,821	1,381,213	5.47%	8/1/2020
Mesa	2,896,216	2,968,060	5.38%	4/1/2015
Riverdale(1)	—	4,800,000	4.00%	5/14/2014
Prudential Portfolio Loan(2)(3)	30,513,676	31,044,708	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada(4)	5,474,639	6,144,911	4.79%	4/15/2017
Citi Loan(5)	27,670,035	28,077,873	5.77%	2/6/2021
Bank of America Loan – 1(6)	4,239,060	4,321,842	5.18%	11/1/2015
Bank of America Loan – 2(7)	6,423,310	6,548,748	5.18%	11/1/2015
Bank of America Loan – 3(8)	11,545,242	11,770,704	5.18%	11/1/2015
Prudential – Long Beach(9)	6,423,724	6,533,640	5.27%	9/5/2019
SF Bay Area – Vallejo(10)	—	4,295,098	6.04%	6/1/2014
Citi Las Vegas Loan(11)	7,317,419	7,434,590	5.26%	6/6/2021
ING Loan(12)	20,925,260	21,265,500	5.47%	7/1/2021
Ladera Ranch	6,553,400	6,691,304	5.84%	6/1/2016
Las Vegas V	1,588,164	1,628,783	5.02%	7/1/2015
Mississauga(13) – Ontario, Canada	6,221,162	6,763,769	5.00%	10/31/2015
Chantilly(14)	3,366,277	3,421,797	4.75%	6/6/2022
Brampton(15) – Ontario, Canada	5,962,807	6,482,879	5.25%	6/30/2016
Citi Stockade Loan – 1(16)	18,154,898	18,200,000	4.60%	10/6/2022
KeyBank CMBS Loan(17)	30,491,663	30,960,278	4.65%	11/1/2022
Citi Stockade Loan – 2(18)	19,337,508	19,362,500	4.61%	11/6/2022
Bank of America Loan – 4(19)	6,320,108	6,394,362	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan(20)	3,000,000	3,000,000	4.08%	3/6/2023
KeyBank Revolver(21)	99,000,000	71,000,000	1.67%	10/25/2016
John Hancock Loan(22)	16,390,144	16,682,984	6.36%	6/1/2018
Net fair value adjustment	805,327	913,837

Total secured debt	$404,314,180	$391,285,760

(1)	On April 28, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	The Dufferin property is encumbered with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.0% (subject to a reduction in certain circumstances). The rate in effect at December 31, 2014 was 4.79%.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(5)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago –95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of December 31, 2014 was approximately $49.2 million. Such amounts are only available to satisfy the obligations of this loan.
(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)	On May 1, 2014, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(11)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of December 31, 2014 was approximately $8.8 million. Such amounts are only available to satisfy the obligations of this loan.
(12)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(13)	This loan is a Canadian dollar denominated construction loan, which bears interest at the bank’s floating rate, plus 2% (totaling 5.0% as of December 31, 2014).
(14)	The net book value of the Chantilly property as of December 31, 2014 was approximately $6.7 million. Such amounts are only available to satisfy the obligations of this loan.
(15)	This loan is a Canadian dollar denominated construction loan, which bears interest at the bank’s floating rate, plus 2.25% (totaling 5.25% as of December 31, 2014).
(16)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of December 31, 2014 was approximately $33.8 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of December 31, 2014 was approximately $40.3 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of December 31, 2014 was approximately $36.5 million. Such amounts are only available to satisfy the obligations of this loan.
(19)	This loan encumbers the Ridgeland and Canton properties.
(20)	This loan encumbers the Morgan Hill property. The net book value of the encumbered property as of December 31, 2014 was approximately $5.1 million. Such amount is only available to satisfy the obligations of this loan.
(21)	On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and nine other properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston, Phoenix I, Riverdale, SF Bay Area – Vallejo, Hampton II, and Chandler). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 1.67% as of December 31, 2014. For additional discussion, see “KeyBank Revolver” below.
(22)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

As of December 31, 2014 and 2013, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $683 million and $647 million, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

KeyBank Revolver

On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), we obtained a revolving loan from KeyBank, National Association (“KeyBank”) for borrowings up to $75 million (as amended, the “KeyBank Revolver”). The initial amount funded at closing was $71 million (the “Initial Draw”), $45 million of which was used to pay off the outstanding principal amount under the Second Restated KeyBank Loan (discussed below), and thereby release the 12 properties comprising the Homeland Portfolio that were serving as collateral for the Second Restated KeyBank Loan , and approximately $26 million of which was used to partially fund the acquisition of three properties in Knoxville, Tennessee and one in Montgomery, Alabama (the “Knoxville Portfolio”). During the first quarter of 2014 the aggregate commitment under the KeyBank Revolver was increased from $75 million to $100 million. In addition, there are now four participating lenders, including KeyBank.

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

The KeyBank Revolver has an initial term of three years, maturing on October 25, 2016, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Revolver (the “Credit Agreement”). Payments under the KeyBank Revolver are interest-only for the life of the loan. The KeyBank Revolver bears interest at the Borrower’s option of either the Alternate Base Rate plus the Applicable Rate or the Adjusted LIBO Rate plus the Applicable Rate (each as defined in the Credit Agreement). The Applicable Rate will vary based on our total leverage ratio. We have elected the Adjusted LIBO Rate plus the Applicable Rate to apply to our balance outstanding. The $45 million interest rate swap originally purchased in connection with the Second Restated KeyBank Loan remained in place through December 24, 2014, thus fixing the rate on $45 million at approximately 2.4% during that period. Commensurate with the expiration of our interest rate swap, we entered into an interest rate cap, with a notional amount of $75 million, which limits the underlying index rate on our LIBO based loan to a maximum of 1% through June 30, 2015.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The Second Restated KeyBank Loan was paid in full on October 28, 2013 with proceeds from the KeyBank Revolver.

KeyBank Bridge Loan

On October 31, 2014, SSTI Preferred Investor, LLC (the “SSTI Preferred Investor”), a wholly-owned subsidiary of our Operating Partnership, entered into a bridge term loan, as amended, (the “KeyBank Bridge Loan”) obtained from KeyBank as lender and Administrative Agent and Fifth Third Bank as co-lender. The SSTI Preferred Investor entered into the KeyBank Bridge Loan to fund its preferred equity investments (the “Preferred Equity Investments”) in the operating partnerships of SSGT and SST II.

Under the terms of the KeyBank Bridge Loan, the SSTI Preferred Investor may borrow up to $80 million. As of December 31, 2014 approximately $17 million was outstanding, of which $12 million was funded at closing and $5 million was funded on November 5, 2014. The KeyBank Bridge Loan may be fully funded through a maximum of seven draws no later than April 30, 2015. Amounts repaid under the KeyBank Bridge Loan may not be redrawn. Subsequent to December 31, 2014, additional borrowings under the KeyBank Bridge Loan were made. See Note 14 Subsequent Events.

The KeyBank Bridge Loan has an initial term of 364 days, maturing on October 30, 2015 (the “Maturity Date”). The SSTI Preferred Investor may extend the Maturity Date to April 30, 2016, subject to certain conditions outlined further in the credit agreement for the KeyBank Bridge Loan (the “Credit Agreement”). Payments due pursuant to the KeyBank Bridge Loan are interest-only for the life of the loan and are due monthly. The KeyBank Bridge Loan bears interest at the SSTI Preferred Investor’s option of either (i) LIBOR plus 650 basis points (“LIBOR”); or (ii) Alternate Base Rate plus 550 basis points (each as defined in the Credit Agreement). The SSTI Preferred Investor elected to have the LIBOR apply to its draws, which equated to an initial interest rate of approximately 6.66%.

The SSTI Preferred Investor must reduce the principal amount of the KeyBank Bridge Loan to no greater than the amounts and on the corresponding dates provided below, commencing on the date that is the earlier of (a) the last day of the second month following the acquisition of the last Portfolio Property (as defined in the Credit Agreement) by SSGT Operating Partnership, or SST II Operating Partnership; or (b) May 31, 2015 (such date, (a) or (b), is the “Curtailment Date”). As not all of the Portfolio Properties had closed as of February 28, 2015, the Curtailment Date will be May 31, 2015. Such reductions may be satisfied through (i) principal paydowns or (ii) a termination by the SSTI Preferred Investor of a portion of the undrawn commitment amount by notice to KeyBank or any combination of (i) and (ii).

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Curtailment Date:	$77 million
Curtailment Date plus two months:	$71 million
Curtailment Date plus four months:	$61 million
Curtailment Date plus six months:	$49 million
Curtailment Date plus eight months:	$37 million
Curtailment Date plus ten months:	$25 million
Curtailment Date plus twelve months, until the Maturity Date (as it may be extended):	$11 million

The KeyBank Bridge Loan is secured by a perfected lien on the Preferred Equity Investments (see Note 8 for additional information). The KeyBank Bridge Loan may be prepaid or terminated at any time without penalty; provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Bridge Loan.

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

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2014:

2015	$54,284,713
2016	142,328,871
2017	49,256,856
2018	18,824,212
2019	36,784,311
2020 and thereafter	119,029,890

Total payments(1) (2)	420,508,853
Unamortized fair value adjustment	805,327

Total	$421,314,180

(1)	Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	Such table only includes principal payment requirements as of December 31, 2014, and therefore does not include additional payment obligations related to our additional borrowing subsequent to December 31, 2014 pursuant to the KeyBank Bridge loan, see Note 14 Subsequent Events.

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of December 31, 2014 was approximately 5.15%.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 7. Derivative Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and or interest rate caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, of which there was none during the years ended December 31, 2014 and 2013.

Commensurate with the expiration of our interest rate swap, we entered into an interest rate cap, with a notional amount of $75 million, which limits the underlying index rate on our LIBOR based loan to a maximum of 1% through June 30, 2015.

As of December 31, 2014, we had one derivative outstanding, which was an interest rate cap derivative:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Cap	1	$75,000,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate derivatives
Assets	Other assets	$—	Other assets	$—

Liabilities	Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$303,051

Certain of our prior agreements with our derivative counterparties contained provisions where if we either defaulted or were capable of being declared in default, including default where repayment of the indebtedness had not been accelerated, on any of our indebtedness, then we could have been declared in default on our derivative obligations.

Certain of our prior agreements with our derivative counterparties contained provisions where if a specified event or condition (Credit Event Upon Merger) occurred that materially changed our creditworthiness in an adverse manner, we could have been required to fully collateralize our obligations under the derivative instrument.

The initial cost of our interest rate cap and the fair value as of December 31, 2014 were not material.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 8. Related Party Transactions

Through the closing of the Self Administration and Investment Management Transaction, effective August 31, 2014, we were a party to and incurred expenses under the following agreements for the years ended December 31, 2014, 2013 and 2012.

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

Our Former Advisor received acquisition fees equal to 2.5% of the contract purchase price of each property we acquired plus reimbursement of any acquisition expenses the Former Advisor incurred. Our Former Advisor also received a monthly asset management fee equal to one-twelfth of 1.0% of the average of the aggregate asset value, as defined in the Former Advisory Agreement, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions; provided, however, that if the average of the aggregate asset value, as defined, of our assets exceeded $500 million, the monthly asset management fee would be reduced to one-twelfth of 0.75% of the average of the aggregate asset value, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Former Advisory Agreement), including payment of the fee, was greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Former Advisor’s permanent waiver of certain asset management fees). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions was equal to 2.0% of the gross revenues from the properties and was paid to affiliates of our Former Sponsor. Under our Former Advisory Agreement, and our articles of incorporation, as amended, our Former Advisor may have received disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Former Advisor provided substantial assistance in connection with the sale. The disposition fees paid to our Former Advisor were subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fees paid to our Former Advisor) may not have exceeded the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Our Former Advisory Agreement provided for reimbursement of our Former Advisor’s direct and indirect costs of providing administrative and management services to us (see footnote (1) in the following table for a discussion of the Former Advisor’s permanent waiver of certain reimbursements). Beginning October 1, 2009 (four fiscal quarters after the acquisition of our first real estate asset), our Former Advisor was required to reimburse us the amount by which our aggregate annual operating expenses, as defined, exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeded the limitation, we were required to disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case, the disclosure was required to include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. Our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2014

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expensed
Reimbursement of operating expenses (1)	$775,473	$385,403	$33,476
Asset management fees (2)	4,071,601	5,050,668	4,521,867
Property management fees (3) (4)	3,793,069	4,889,019	3,732,149
Acquisition expenses	719,264	1,869,974	2,415,200
Additional Paid-in Capital
Selling commissions	—	7,215,235	7,402,084
Dealer Manager fee	—	3,092,243	3,172,322
Reimbursement of offering costs	—	344,055	487,235

Total	$9,359,407	$22,846,597	$21,764,333

(1)	During the years ended December 31, 2013 and 2012, our Former Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $975,000 and $960,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Former Advisor. During the eight months ended August 31, 2014 and three months ended December 31, 2013 our Former Advisor did not waive reimbursable indirect costs, and such reimbursable indirect costs totaled approximately $745,000 and $340,000, respectively, for such periods.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(2)	For the nine months ended September 30, 2013 our Former Advisor permanently waived asset management fees related to the Stockade Portfolio of approximately $525,000. During the eight months ended August 31, 2014 and three month period ended December 31, 2013 such amounts were not waived and approximately $470,000 and $175,000, respectively, of such costs were recorded. During the year ended December 31, 2012, our Former Advisor permanently waived asset management fees related to the Stockade Portfolio and our Dufferin property totaling approximately $186,000 and $37,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Former Advisor.
(3)	During the years ended December 31, 2013 and 2012, property management fees include approximately $27,000 and $100,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the eight months ended August 31, 2014 and the year ended December 31, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $560,000 and $759,000, respectively. These amounts were waived permanently and accordingly, will not be paid to our Property Manager.

As of December 31, 2013, we had amounts due to affiliates totaling approximately $1,742,000. As of December 31, 2014 we had amounts due from affiliates totaling approximately $56,000 which is included in the other assets line item of our consolidated balance sheet.

Investment Management Transactions

Effective August 31, 2014, our Operating Partnership acquired Strategic Storage Realty Group, LLC, the parent company of the advisors and property managers for SST II and SSGT, as part of the Self Administration and Investment Management Transaction. As a result, we are now their sponsor and will be entitled to receive various fees and expense reimbursements discussed below from the Managed REITs.

As of December 31, 2014, SSGT owned three self storage properties and SST II owned five self storage properties.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, are entitled to receive various fees and expense reimbursements under the terms of the SST II and SSGT advisory agreements. However, in connection with the Self Administration and Investment Management Transaction, we, the Operating Partnership and SSH agreed, under the Acquisition Fee Tail Agreement, that for a period of six months following the closing of the Self Administration and Investment Management Transaction, subject to certain extensions, SSH, as the former ultimate parent company of Strategic Storage Advisor II, LLC and SS Growth Advisor, LLC, will retain any and all acquisition fees that would have been due under their respective advisory agreements with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction (See Note 3).

SST II Advisory Agreement

Strategic Storage Advisor II, LLC (the “SST II Advisor”) provides acquisition and advisory services to SST II pursuant to an advisory agreement (the “SST II Advisory Agreement”). SST II is required to reimburse SST II Advisor for organization and offering costs under the SST II Advisory Agreement; provided, however, the SST II Advisor will be required to reimburse SST II within 60 days after the end of the month in which the SST II public offering terminates to the extent SST II paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST II offering. The SST II Advisory Agreement also requires the SST II Advisor to reimburse SST II to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST II offering.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The SST II Advisory Agreement provides for reimbursement of the SST II Advisor’s direct and indirect costs of providing administrative and management services to SST II. Beginning four fiscal quarters after SST II acquires its first real estate asset (which occurred on November 4, 2014) the SST II Advisor will be required to pay or reimburse SST II the amount by which SST II’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST II’s average invested assets or 25% of SST II’s net income, as defined, unless a majority of SST II’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

SSGT Advisory Agreement

SS Growth Advisor, LLC (the “SSGT Advisor”) provided acquisition and advisory services to SSGT pursuant to an advisory agreement in connection with the private placement offering (the “SSGT Private Offering Advisory Agreement”). On January 20, 2015 the SSGT Advisor entered into a substantially similar advisory agreement in connection with the public offering (the “SSGT Public Offering Advisory Agreement” and, together with the Private Offering Advisory Agreement, the “SSGT Advisory Agreements”). SSGT is required to reimburse the SSGT Advisor for organization and offering costs from the SSGT private offering and the SSGT public offering pursuant to the SSGT Advisory Agreements; provided, however, pursuant to the SSGT Public Offering Advisory Agreement, the SSGT Advisor will be required to reimburse SSGT within 60 days after the end of the month in which the SSGT public offering terminates to the extent SSGT paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SSGT primary offering.

The SSGT Public Offering Advisory Agreement also requires the SSGT Advisor to reimburse SSGT to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SSGT public offering. The SSGT Advisor will receive acquisition fees equal to 1% and 1.75% (subject to the Acquisition Fee Tail Agreement), respectively, of the contract purchase price of each property SSGT acquires plus reimbursement of any acquisition expenses the SSGT Advisor incurs pursuant to the SSGT Private Offering Advisory Agreement and the SSGT Public Offering Advisory Agreement. The SSGT Advisor will also receive a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of SSGT’s aggregate asset value, as defined. SSGT may also pay the SSGT Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of SSGT’s properties.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The SSGT Advisory Agreements provide for reimbursement of the SSGT Advisor’s direct and indirect costs of providing administrative and management services to SSGT. Beginning four fiscal quarters after SSGT acquires its first real estate asset (which occurred on July 31, 2014), pursuant to the SSGT Public Offering Advisory Agreement, the SSGT Advisor will be required to pay or reimburse SSGT the amount by which SSGT’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SSGT’s average invested assets or 25% of its net income, as defined, unless a majority of SSGT’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Property Management Agreements

Commencing September 1, 2014, our indirect subsidiaries, Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REITs Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties. For the year ended December 31, 2014 such payroll related costs totaled approximately $0.1 million.

In the event that a Managed REITs Property Manager assists with the development or redevelopment of a property owned by a Managed REIT, a Managed REITs Property Manager may be entitled to receive a separate market-based fee for such services. In addition, a Managed REITs Property Manager will be entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of the Managed REITs’ properties in connection with the tenant insurance program.

Summary of Fees and Reimbursable Costs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees and reimbursable costs recorded for the four months ended December 31, 2014:

	Revenues	Reimbursable Costs (1)
Property Management Agreement - SST II	$47,287	$50,057
Property Management Agreement - SSGT	44,031	68,828
Advisory Agreement - SST II	22,254	246,738
Advisory Agreement - SSGT	46,316	193,934
Other	45,132	—

Total	$205,020	$559,557

(1)	Reimbursable costs include reimbursement of both the SST II and SSGT Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of December 31, 2014 we had receivables due from SST II and SSGT, respectively totaling approximately $1.1 million and $0.8 million, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Investments in Managed REITs

On July 31, 2014, SSTI Preferred Investor, LLC, entered into a preferred unit purchase agreement (the “SSGT Unit Purchase Agreement”) with SS Growth Operating Partnership, L.P. (the “SSGT Operating Partnership”) and SSGT. Pursuant to the SSGT Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in the SSGT Operating Partnership (the “SSGT Investment”), which amount may be invested in one or more tranches, to be used for investments in self storage properties, as described in the SSGT Unit Purchase Agreement, in exchange for up to an aggregate of 724,000 preferred units of limited partnership interest of the SSGT Operating Partnership (the “SSGT Preferred Units”), each having a liquidation preference of $25.00 per SSGT Preferred Unit (the “SSGT Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor is entitled to receive current distributions (the “SSGT Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the SSGT Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the SSGT Current Distributions, the SSGT Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the SSGT Liquidation Amount through March 31, 2017; and (ii) thereafter, 6.35% per annum on the SSGT Liquidation Amount or (B) defer the additional distributions (“SSGT Deferred Distribution”), which SSGT Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the SSGT Deferred Distribution through March 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the SSGT Deferred Distribution. The SSGT Investment is redeemable at SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the SSGT Preferred Units.

On November 3, 2014, the SSTI Preferred Investor entered into a preferred unit purchase agreement (the “SST II Unit Purchase Agreement”) with Strategic Storage Operating Partnership II, L.P. (the “SST II Operating Partnership”) and SST II. Pursuant to the SST II Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $65 million through a preferred equity investment in the SST II Operating Partnership (the “SST II Investment”), which amount may be invested in one or more tranches, to be used for investments in self storage properties, as described in the SST II Unit Purchase Agreement, in exchange for up to an aggregate of 2.6 million preferred units of limited partnership interest of the SST II Operating Partnership (the “SST II Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “SST II Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor is entitled to receive current distributions (the “SST II Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the SST II Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the SST II Current Distributions, the SST II Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the SST II Liquidation Amount through March 31, 2017; and (ii) thereafter, 6.35% per annum on the SST II Liquidation Amount or (B) defer the additional distributions (“SST II Deferred Distribution”), which SST II Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the SST II Deferred Distribution through March 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the SST II Deferred Distribution. The SST II Investment is redeemable at SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the SST II Preferred Units.

On July 31, 2014, the SSTI Preferred Investor invested approximately $7 million in the first tranche of its investment in the SSGT Operating Partnership. On September 29, 2014, the SSTI Preferred Investor invested an additional approximately $2.8 million in the SSGT Operating Partnership. On November 3, 2014, the SSTI Preferred Investor invested approximately $6.5 million in the first tranche of its investment in the SST II Operating Partnership. During November 2014, the SSTI Preferred Investor invested an additional approximately $0.5 million in the SSGT Operating Partnership. Such amounts totaling approximately $16.8 million are included in investments in and advances to Managed REITs in our consolidated balance sheet.

Subsequent to December 31, 2014, the SSTI Preferred Investor made additional preferred investments totaling approximately $57.1 million. See Note 14.

For the year ended December 31, 2014, we recorded income related to the Current Distributions, totaling approximately $0.3 million which is included in equity in earnings of unconsolidated entities in our consolidated statements of operations.

Other Related Party Transactions

Tenant Reinsurance Program

Beginning in 2011, our Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities are able to purchase insurance to cover damage or

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

destruction to their property while stored at our facilities. Such entities invested in a Cayman Islands company (the “Reinsurance Company”) that reinsures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or may be entitled to receive distributions of profits depending on actual losses incurred under the program. Effective August 31, 2014, we acquired such interest from our Chief Executive Officer and President (See Note 3). For the years ended December 31, 2014, 2013 and 2012, we recorded revenue of approximately $1.3 million, $1.6 million and $1.3 million respectively, in connection with this tenant reinsurance program while it was owned by such affiliates. For the year ended December 31, 2014, we recorded approximately $0.7 million in revenue from the program insurer, while we owned the tenant reinsurance interest.

Storage Auction Program

During the second quarter of 2013, our Chief Executive Officer and President, and our Senior Vice President – Property Management and the President of our Property Manager, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company is now approximately nine percent. For the years ended December 31, 2014 and 2013, we incurred approximately $125,000 and $50,000, respectively, in auction fees with the Auction Company.

Note 9. Stock Based Compensation

We issue stock based compensation pursuant to the “Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc.” (the “Plan”), which was effective as of February 25, 2008. To date we have only issued restricted stock grants, which are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends paid on non-vested shares will be paid, if and when the underlying restricted shares vest. Generally the shares vest over an approximate four-year period which begins on the date of grant. Beginning with the 2014 grants to our independent, non-employee board of directors, such grants vest over an approximate one-year period.

As of December 31, 2014, 5,727,586 shares were available for issuance under the Plan.

We recorded approximately $32,000, $26,000 and $25,000 of expense in general and administrative expense in our statement of operations related to restricted stock granted to employees and directors for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 there was approximately $0.6 million of total unrecognized compensation expense related to non-vested restricted stock awards.

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2011	6,875	$10.00
Granted	2,500	10.79
Vested	(3,125)	10.00

Non-Vested at December 31, 2012	6,250	10.32
Granted	2,500	10.79
Vested	(2,500)	10.20

Non-Vested at December 31, 2013	6,250	10.55
Granted	53,500	11.16
Vested	(2,500)	10.40

Non-Vested at December 31, 2014	57,250	$11.13

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 10. Commitments and Contingencies

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

No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of December 31, 2014, we have sold approximately 2.2 million shares through our DRP Offering.

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

December 31, 2014

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 21 years as of December 31, 2014, subject to one 35 year extension option, and recorded rent expense of approximately $147,000 for the year ended December 31, 2014. The lease has minimum lease payments of approximately $139,000, $139,000, $139,000, $139,000, $139,000 and $2,415,000 for the years ending 2015, 2016, 2017, 2018, 2019 and thereafter respectively.

Corporate Office Lease

In connection with the Self Administration and Investment Transaction we assumed a lease for our corporate office in Ladera Ranch, California for approximately 10,000 square feet. The lease extends through December 2017. The lease has minimum lease payments of approximately $221,000, $227,000 and $234,000 for the years ending 2015, 2016 and 2017, respectively.

Greater Toronto Area Development

In connection with our development properties (Mississauga, Brampton, Centennial and Pickering) in the Greater Toronto Area we entered into development services agreements with a third party to assist us with the development process. In addition to development fees the firm was paid, they will be entitled to a defined percentage of the net cash flow related to the property, if the property generates in excess of a certain current return on our invested capital. Additionally, if the property is sold and our compounded internal rate of return on our invested capital exceeds a defined return they will be entitled to additional amounts.

Other Contingencies

We are involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 11. Declaration of Distributions

On December 16, 2014, our board of directors declared a distribution rate for the first quarter of 2015 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2015 and continuing on each day thereafter through and including March 31, 2015.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 12. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2014 and 2013 as if the Company’s acquisitions discussed in Notes 3, 4 and 5 were completed as of January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2014 and 2013 based on the assumptions described above:

	Year Ended
	December 31, 2014	December 31, 2013
Pro forma revenue	$98,517,691	$90,496,107
Pro forma operating expenses	$71,263,877	$73,434,645
Pro forma net income (loss) attributable to the Company	$8,217,735	$(4,667,910)
Pro forma net income (loss) per common share, basic and diluted	$0.14	$(0.09)
Pro forma weighted average number of common shares outstanding - basic	57,036,253	54,206,040
Pro forma weighted average number of common shares outstanding - diluted	57,038,285	54,206,040

The pro forma financial information for the years ended December 31, 2014 and 2013 were adjusted to exclude approximately $2.9 million and $2.9 million, respectively, for acquisition related expenses.

Note 13. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2014 and 2013, respectively:

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$23,132,944	$24,321,406	$25,535,260	$25,269,167
Total operating expenses	$19,105,230	$18,566,277	$18,883,288	$18,010,735
Operating income	$4,027,714	$5,755,129	$6,651,972	$7,258,432
Net income (loss)	$(1,039,656)	$1,449,237	$3,002,451	$1,400,288
Net income (loss) attributable to the Company	$(1,033,683)	$1,433,221	$2,967,540	$1,316,394
Net income (loss) per share-basic and diluted	$(0.02)	$0.03	$0.05	$0.02

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$19,407,941	$19,931,208	$21,292,574	$22,503,218
Total operating expenses	$16,557,885	$16,667,044	$17,229,995	$19,315,207
Operating income	$2,850,056	$3,264,164	$4,062,579	$3,188,011
Net loss	$(2,167,459)	$(1,949,099)	$(689,288)	$(2,639,352)
Net loss attributable to the Company	$(2,167,224)	$(1,949,079)	$(693,245)	$(2,637,508)
Net loss per share-basic and diluted	$(0.05)	$(0.04)	$(0.01)	$(0.05)

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 14. Subsequent Events

KeyBank Bridge Loan

Subsequent to December 31, 2014, we borrowed an additional approximately $57 million on the KeyBank Bridge Loan, bringing the total outstanding amount borrowed to approximately $74 million. The proceeds of the borrowings were used to fund our investments in additional Preferred Units in SST II and SSGT, pursuant to their respective Unit Purchase Agreements (see Note 8 for additional information on the Unit Purchase Agreements).

Investments in Managed REITs

Subsequent to December 31, 2014, the SSTI Preferred Investor invested an additional approximately $49.9 million in Preferred Units in the SST II Operating Partnership and an additional approximately $7.2 million in Preferred Units in the SSGT Operating Partnership.

SST II utilized the funds to purchase through its operating partnership, 21 self storage facilities in California, Colorado, Illinois, Maryland and Washington for an aggregate purchase price of approximately $110.5 million.

SSGT utilized the funds to purchase through its operating partnership, six self storage facilities in California, Colorado and Illinois for an aggregate purchase price of approximately $15.9 million.

Potential Acquisition - Tempe, Arizona

Subsequent to December 31, 2014, we through an indirect wholly-owned subsidiary, entered into a purchase and sale agreement for a self storage facility located in Tempe, Arizona. The purchase price for the acquisition is approximately $4.4 million. We expect to close this acquisition by the end of the first quarter of 2015. There can be no assurance that we will complete such acquisition. In some circumstances, if we fail to complete such acquisition, we may forfeit some earnest money as a result.

KeyBank Revolver Amendment

Subsequent to December 31, 2014, we amended the KeyBank Revolver, increasing the aggregate commitment from $100 million to $115 million.

Dividend Declaration

On March 18, 2015, our board of directors declared a distribution rate for the second quarter of 2015 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2015 and continuing on each day thereafter through and including June 30, 2015.

SMARTSTOP SELF STORAGE, INC AND. SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company				Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land		Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Biloxi	MS	$1,140,053	$518,701	$2,847,676	$3,366,377	$184,133	$518,701		$3,031,809	$3,550,510	$(845,310)	1980/1984/1992	9/25/2008
Gulf Breeze	FL	3,689,971	1,943,144	5,043,905	6,987,049	229,364	1,943,144		5,273,269	7,216,413	(1,277,189)	1978/1982/2004	9/25/2008
Manassas	VA	1,451,637	1,050,519	3,741,305	4,791,824	113,055	1,050,519		3,854,360	4,904,879	(842,031)	1996/2000	12/19/2008
Walton	KY	2,262,285	650,000	2,634,959	3,284,959	219,777	650,000		2,854,736	3,504,736	(676,664)	1991	2/12/2009
Crescent Springs	KY	1,927,860	280,000	1,637,802	1,917,802	135,873	280,000		1,773,675	2,053,675	(397,319)	1999/2003	2/12/2009
Florence	KY	3,049,166	840,000	2,691,629	3,531,629	119,955	840,000		2,811,584	3,651,584	(664,199)	1996	2/12/2009
Alpharetta	GA	2,554,669	1,060,107	3,752,629	4,812,736	185,803	1,060,107		3,938,432	4,998,539	(768,044)	2003	6/1/2009
Marietta	GA	2,107,216	1,060,000	2,705,806	3,765,806	73,122	1,060,000		2,778,928	3,838,928	(505,751)	2006	6/1/2009
Erlanger	KY	1,498,464	565,790	2,463,269	3,029,059	272,784	565,790		2,736,053	3,301,843	(619,844)	1987	7/17/2009
Florence II	KY	3,135,146	871,200	4,877,025	5,748,225	561,439	871,200		5,438,464	6,309,664	(1,107,545)	1982/1995	7/17/2009
Jersey City	NJ	5,700,265	3,625,048	6,999,952	10,625,000	584,306	3,625,048		7,584,258	11,209,306	(1,323,897)	1985	8/21/2009
Montgomery	AL	2,612,966	1,197,900	2,389,873	3,587,773	142,139	1,197,900		2,532,012	3,729,912	(532,458)	1995/2004	9/3/2009
Phoenix	AZ	1,315,178	680,620	1,259,380	1,940,000	570,969	704,741	(2)	1,806,228	2,510,969	(438,615)	1974	9/4/2009
Seabrook	TX	4,367,488	1,520,000	3,860,000	5,380,000	156,416	1,520,000		4,016,416	5,536,416	(829,530)	2001-2003	9/24/2009
Greenville	SC	2,188,628	530,000	2,570,000	3,100,000	220,326	530,000		2,790,326	3,320,326	(472,456)	1948/1995	9/24/2009
Kemah	TX	8,598,982	2,510,000	8,970,000	11,480,000	464,196	2,510,000		9,434,196	11,944,196	(1,979,913)	1985/2005/ 1999/2002	9/24/2009
Tallahassee	FL	7,348,537	1,230,000	6,310,000	7,540,000	378,461	1,230,000		6,688,461	7,918,461	(1,231,852)	1979-1987	9/24/2009
Memphis	TN	2,424,933	790,000	2,560,000	3,350,000	462,693	790,000		3,022,693	3,812,693	(761,757)	1987/1994	9/24/2009
Houston	TX	1,941,214	420,000	1,650,000	2,070,000	271,533	420,000		1,921,533	2,341,533	(522,461)	1984/2005	9/24/2009
Las Vegas	NV	1,428,224	1,460,000	4,220,000	5,680,000	77,121	1,460,000		4,297,121	5,757,121	(751,400)	2006	9/24/2009
Las Vegas II	NV	1,491,346	1,050,000	970,000	2,020,000	79,750	1,050,000		1,049,750	2,099,750	(220,367)	1998	9/24/2009
Pearland	TX	3,394,063	1,060,000	4,540,000	5,600,000	74,097	1,060,000		4,614,097	5,674,097	(987,832)	2004/2005	9/24/2009
Daphne	AL	1,208,821	1,530,000	2,510,000	4,040,000	124,358	1,530,000		2,634,358	4,164,358	(459,815)	2000	9/24/2009
Lake Forest	CA	18,000,000	15,840,000	8,860,000	24,700,000	231,006	15,840,000		9,091,006	24,931,006	(2,450,957)	2003	9/24/2009
San Francisco	CA	10,117,163	9,280,000	8,200,000	17,480,000	167,168	9,284,074		8,363,094	17,647,168	(1,319,462)	1909/2000	9/24/2009
Pittsburgh	PA	1,264,329	680,189	1,379,025	2,059,214	68,050	680,189		1,447,075	2,127,264	(306,938)	1990	12/11/2009
West Mifflin	PA	1,806,984	868,872	2,114,578	2,983,450	361,105	868,872		2,475,683	3,344,555	(449,469)	1983	12/11/2009
Fort Lee	NJ	8,147,900	2,000,000	13,630,000	15,630,000	270,687	2,000,000		13,900,687	15,900,687	(2,079,422)	2000	2/24/2010
Weston	FL	3,090,583	1,500,000	4,330,000	5,830,000	193,800	1,500,000		4,523,800	6,023,800	(734,853)	2005	2/24/2010
Gulf Breeze II	FL	1,733,643	270,000	895,000	1,165,000	64,734	270,000		959,734	1,229,734	(219,187)	2004/2005	3/10/2010
Mesa	AZ	2,896,216	600,000	2,633,728	3,233,728	57,064	600,000		2,690,792	3,290,792	(476,954)	2002	4/9/2010
Oakland Park	FL	7,234,773	4,530,650	8,729,350	13,260,000	611,263	4,530,650		9,340,613	13,871,263	(1,365,265)	1987	4/16/2010
Phoenix II	AZ	796,059	1,020,000	515,000	1,535,000	462,323	1,020,000		977,323	1,997,323	(287,221)	1974	5/16/2010
Tempe	AZ	936,540	900,000	740,000	1,640,000	431,519	900,000		1,171,519	2,071,519	(289,250)	1973	5/16/2010
Riverdale	NJ	5,978,080	1,050,000	4,794,357	5,844,357	149,871	1,050,000		4,944,228	5,994,228	(714,078)	2007	5/14/2010

SMARTSTOP SELF STORAGE, INC AND. SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company					Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Davie	FL	2,557,951	2,840,000	2,040,000	4,880,000	835,579		2,840,000	2,875,579	5,715,579	(568,461)	1988	7/14/2010
95th St.	IL	2,992,639	1,600,000	4,230,000	5,830,000	116,079		1,600,000	4,346,079	5,946,079	(687,423)	2002	10/22/2010
Western	IL	570,026	900,000	400,000	1,300,000	212,022		900,000	612,022	1,512,022	(144,164)	2004	10/22/2010
Ogden	IL	2,090,097	1,703,370	1,766,630	3,470,000	891,317		1,703,370	2,657,947	4,361,317	(542,032)	2002	10/26/2010
Las Vegas III	NV	1,770,484	1,130,000	2,985,000	4,115,000	136,432		1,130,000	3,121,432	4,251,432	(427,055)	2005	10/29/2010
Roosevelt	IL	665,031	1,207,135	502,865	1,710,000	193,388		1,207,135	696,253	1,903,388	(151,871)	2004	11/16/2010
Dufferin (3)		5,474,639	4,576,772	9,120,472	13,697,244	(468,338	)(4)	3,998,535	9,230,371	13,228,906	(1,036,186)	1965/2008	11/23/2010
La Cienega	CA	7,819,636	3,260,000	8,990,000	12,250,000	85,148		3,260,000	9,075,148	12,335,148	(1,116,596)	2004	12/16/2010
Long Beach	CA	6,423,724	4,810,000	7,040,000	11,850,000	184,957		4,810,000	7,224,957	12,034,957	(962,959)	1999	12/16/2010
Las Vegas IV	NV	3,325,154	1,470,000	4,835,000	6,305,000	368,054		1,470,000	5,203,054	6,673,054	(669,799)	1996	12/21/2010
Rancho	NV	2,326,219	990,000	2,830,000	3,820,000	144,662		990,000	2,974,662	3,964,662	(429,364)	2006	12/29/2010
Concord	NC	2,125,137	1,250,000	1,559,179	2,809,179	105,853		1,250,000	1,665,032	2,915,032	(317,548)	1996/2001	2/15/2011
Hickory	NC	2,309,647	660,000	2,408,239	3,068,239	117,800		660,000	2,526,039	3,186,039	(375,432)	1997	2/15/2011
Morganton	NC	1,988,526	620,000	1,859,875	2,479,875	118,674		620,000	1,978,549	2,598,549	(356,342)	2001	2/15/2011
El Paso II	TX	2,314,143	1,110,000	2,918,337	4,028,337	150,544		1,110,000	3,068,881	4,178,881	(496,221)	2001/2003	2/15/2011
El Paso III	TX	3,073,690	1,330,000	4,254,356	5,584,356	212,243		1,330,000	4,466,599	5,796,599	(674,593)	1985/2000	2/15/2011
El Paso IV	TX	1,863,365	790,000	2,604,766	3,394,766	97,069		790,000	2,701,835	3,491,835	(417,013)	1999/2004	2/15/2011
El Paso V	TX	1,995,105	930,000	2,605,809	3,535,809	89,003		930,000	2,694,812	3,624,812	(417,916)	2004	2/15/2011
Dallas	TX	2,298,939	520,000	3,588,217	4,108,217	132,365		520,000	3,720,582	4,240,582	(528,531)	1986/1999- 2000	2/15/2011
Lawrenceville I	GA	1,491,999	820,000	709,603	1,529,603	151,386		820,000	860,989	1,680,989	(138,507)	1996	2/15/2011
Lawrenceville II	GA	2,747,061	990,000	1,842,445	2,832,445	119,853		990,000	1,962,298	2,952,298	(330,320)	1999	2/15/2011
Mississauga (3)		6,221,162	2,573,750	3,088,500	5,662,250	7,414,995	(4)	2,149,750	10,927,495	13,077,245	(850,688)	1963/2011	3/11/2011
El Paso	TX	866,822	330,000	1,230,000	1,560,000	14,398		330,000	1,244,398	1,574,398	(210,091)	2010	3/17/2011
Las Vegas VII	NV	3,623,586	2,030,000	2,543,052	4,573,052	151,677		2,030,000	2,694,729	4,724,729	(454,011)	1996	3/25/2011
Las Vegas VIII	NV	3,693,833	1,520,000	3,381,631	4,901,631	170,527		1,520,000	3,552,158	5,072,158	(544,587)	1997	3/25/2011
SF Bay Area –Morgan Hill	CA	3,000,000	1,000,000	4,654,098	5,654,098	72,620		1,000,000	4,726,718	5,726,718	(623,274)	1997	3/30/2011
SF Bay Area – Vallejo	CA	6,247,093	2,000,000	5,266,974	7,266,974	124,450		2,000,000	5,391,424	7,391,424	(714,062)	2001	3/30/2011
Peachtree City	GA	2,514,073	800,000	4,090,000	4,890,000	375,388		800,000	4,465,388	5,265,388	(560,856)	1988/1992	6/10/2011
Buford	GA	1,283,175	1,000,000	1,357,000	2,357,000	128,844		1,000,000	1,485,844	2,485,844	(202,322)	2002	6/10/2011
Jonesboro	GA	1,045,550	800,000	1,495,000	2,295,000	101,087		800,000	1,596,087	2,396,087	(220,832)	2002	6/10/2011
Ellenwood	GA	1,197,630	550,000	1,564,225	2,114,225	259,183		550,000	1,823,408	2,373,408	(286,806)	1998	6/10/2011
Marietta II	GA	1,140,600	1,050,000	1,402,200	2,452,200	44,844		1,050,000	1,447,044	2,497,044	(208,296)	1998/2008	6/10/2011
Collegeville	P A	1,440,008	440,000	2,395,500	2,835,500	144,049		440,000	2,539,549	2,979,549	(335,957)	1996	6/10/2011
Skippack	P A	1,112,085	600,000	1,513,000	2,113,000	104,123		600,000	1,617,123	2,217,123	(225,545)	2004	6/10/2011
Ballston Spa	NY	2,390,508	900,000	3,806,760	4,706,760	65,122		900,000	3,871,882	4,771,882	(610,862)	2002	6/10/2011
Trenton	NJ	3,621,406	2,250,000	4,743,000	6,993,000	13,342		2,250,000	4,756,342	7,006,342	(597,228)	2003	6/10/2011
Fredericksburg	VA	1,986,545	1,600,000	2,311,625	3,911,625	88,975		1,600,000	2,400,600	4,000,600	(421,389)	2000	6/10/2011
Sandston	VA	3,193,680	1,550,000	4,593,000	6,143,000	51,358		1,550,000	4,644,358	6,194,358	(671,020)	2005/2006	6/10/2011
Ladera Ranch	CA	6,553,400	4,800,000	10,969,414	15,769,414	68,973		4,800,000	11,038,387	15,838,387	(1,272,737)	2003	7/6/2011
Ladera Ranch— Land	CA	—	3,953,282	—	3,953,282	—		3,953,282	—	3,953,282	—	2003	7/6/2011

SMARTSTOP SELF STORAGE, INC AND. SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company					Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
SF Bay Area –San Lorenzo	CA	—	—	2,450,880	2,450,880	58,679		—	2,509,559	2,509,559	(316,877)	2000	7/15/2011
Hampton	VA	3,442,607	400,000	3,930,000	4,330,000	99,565		400,000	4,029,565	4,429,565	(462,939)	2007	7/20/2011
Las Vegas V	NV	1,588,164	890,000	3,160,000	4,050,000	139,458		890,000	3,299,458	4,189,458	(384,950)	1997	7/21/2011
SF Bay Area –Gilroy	CA	4,377,029	1,200,000	4,690,000	5,890,000	179,022		1,200,000	4,869,022	6,069,022	(675,542)	1999	8/12/2011
Brewster – Brampton (3)		5,962,807	5,174,205	—	5,174,205	9,021,690	(4)(5)	2,923,660	11,272,235	14,195,895	(506,605)	n/a	9/13/2011
Toms River	NJ	3,516,377	1,490,000	3,730,000	5,220,000	59,171		1,490,000	3,789,171	5,279,171	(396,626)	2006	10/21/2011
Kennesaw	GA	3,586,848	875,000	5,133,992	6,008,992	23,822		875,000	5,157,814	6,032,814	(509,144)	2006	12/27/2011
Sharpsburg	GA	3,915,643	1,250,000	4,792,241	6,042,241	47,642		1,250,000	4,839,883	6,089,883	(508,432)	2006	12/27/2011
Duluth	GA	3,556,958	900,000	5,711,120	6,611,120	70,703		900,000	5,781,823	6,681,823	(597,028)	2007	12/27/2011
Duluth II	GA	3,616,739	800,000	5,893,201	6,693,201	30,246		800,000	5,923,447	6,723,447	(546,410)	2007	12/27/2011
Duluth III	GA	3,646,629	750,000	6,090,561	6,840,561	44,084		750,000	6,134,645	6,884,645	(582,451)	2007	12/27/2011
Marietta III	GA	3,497,177	450,000	6,053,761	6,503,761	31,259		450,000	6,085,020	6,535,020	(569,080)	2007	12/27/2011
Austell	GA	2,690,136	800,000	3,728,801	4,528,801	50,640		800,000	3,779,441	4,579,441	(376,217)	2007	12/27/2011
Sandy Springs	GA	6,755,231	563,888	7,877,873	8,441,761	39,565		563,888	7,917,438	8,481,326	(717,839)	2009	12/27/2011
Smyrna	GA	3,945,533	1,475,000	5,173,480	6,648,480	72,536		1,475,000	5,246,016	6,721,016	(507,296)	2007	12/27/2011
Lawrenceville III	GA	3,975,423	1,325,000	5,692,721	7,017,721	29,704		1,325,000	5,722,425	7,047,425	(573,502)	2009	12/27/2011
Jacksonville	FL	5,141,149	900,000	7,169,841	8,069,841	36,665		900,000	7,206,506	8,106,506	(672,588)	2008	12/27/2011
Jacksonville II	FL	2,570,575	2,100,000	3,033,522	5,133,522	32,274		2,100,000	3,065,796	5,165,796	(386,328)	2009	12/27/2011
Chantilly	VA	3,366,277	2,431,905	3,968,095	6,400,000	341,344		2,431,905	4,309,439	6,741,344	(459,907)	1985	5/24/2012
Savannah I	GA	1,396,538	987,000	1,573,000	2,560,000	121,630		987,000	1,694,630	2,681,630	(165,438)	2002	8/16/2012
Savannah II	GA	1,246,909	1,026,000	1,464,000	2,490,000	86,910		1,026,000	1,550,910	2,576,910	(144,534)	2001	8/16/2012
Columbia	SC	932,688	1,002,000	1,628,000	2,630,000	39,824		1,002,000	1,667,824	2,669,824	(141,152)	2003	8/16/2012
Lexington I	SC	897,774	789,000	1,021,000	1,810,000	17,284		789,000	1,038,284	1,827,284	(101,168)	2010	8/16/2012
Stuart I	FL	1,421,383	875,000	2,015,000	2,890,000	149,952		875,000	2,164,952	3,039,952	(181,880)	2004	8/16/2012
Lexington II	SC	1,870,363	1,090,000	3,040,000	4,130,000	137,747		1,090,000	3,177,747	4,267,747	(299,934)	1998/2003	8/16/2012
Stuart II	FL	2,079,844	2,100,000	1,200,000	3,300,000	41,542		2,100,000	1,241,542	3,341,542	(125,516)	2008	8/16/2012
Bluffton	SC	2,493,817	1,240,000	3,990,000	5,230,000	49,308		1,240,000	4,039,308	5,279,308	(335,082)	2008	8/16/2012
Wilmington Island	SC	4,319,292	1,616,000	4,194,000	5,810,000	134,411		1,616,000	4,328,411	5,944,411	(332,727)	1999	10/1/2012
Myrtle Beach	SC	1,496,290	1,956,000	1,554,000	3,510,000	62,424		1,956,000	1,616,424	3,572,424	(168,039)	2002	10/1/2012
Mt. Pleasant I	SC	1,498,064	1,360,000	1,320,000	2,680,000	171,565		1,360,000	1,491,565	2,851,565	(126,752)	1989	11/5/2012
Charleston I	SC	1,498,064	725,000	2,085,000	2,810,000	61,680		725,000	2,146,680	2,871,680	(162,471)	2011	11/5/2012
Charleston II	SC	1,647,870	775,000	2,375,000	3,150,000	214,931		775,000	2,589,931	3,364,931	(200,532)	1992	11/5/2012
Mt. Pleasant II	SC	3,345,676	2,630,000	2,570,000	5,200,000	108,997		2,630,000	2,678,997	5,308,997	(246,097)	1995	11/5/2012
Charleston III	SC	3,358,160	1,563,000	4,742,000	6,305,000	307,789		1,563,000	5,049,789	6,612,789	(392,471)	1986/1996	11/5/2012
Mt. Pleasant III	SC	7,989,674	7,190,000	8,220,000	15,410,000	76,153		7,190,000	8,296,153	15,486,153	(621,729)	1997/2007	11/5/2012

SMARTSTOP SELF STORAGE, INC AND. SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company					Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Ridgeland	MS	3,307,715	574,992	4,335,796	4,910,788	139,624		574,992	4,475,420	5,050,412	(300,484)	1989/2004	12/28/2012
Canton	MS	3,012,393	686,070	3,810,851	4,496,921	292,816		686,070	4,103,667	4,789,737	(320,291)	1996/2004	12/28/2012
North Charleston	SC	4,124,875	2,150,000	4,002,000	6,152,000	450,246		2,150,000	4,452,246	6,602,246	(269,757)	2000	7/10/2013
Toms River II	NJ	2,959,150	1,075,000	3,825,000	4,900,000	65,814		1,075,000	3,890,814	4,965,814	(168,493)	2006	8/28/2013
Pickering (3)		—	2,287,920	2,812,235	5,100,155	4,115,455	(4)	2,063,760	7,151,850	9,215,610	(4,923)	1999	8/29/2013
Montgomery II	AL	5,141,149	1,350,000	6,420,000	7,770,000	65,857		1,350,000	6,485,857	7,835,857	(248,395)	2005	10/28/2013
Knoxville I	TN	5,099,303	1,100,000	6,690,000	7,790,000	44,278		1,100,000	6,734,278	7,834,278	(279,341)	1996/2005	10/28/2013
Knoxville II	TN	6,516,108	1,500,000	8,440,000	9,940,000	37,563		1,500,000	8,477,563	9,977,563	(317,312)	2006	10/28/2013
Knoxville III	TN	5,081,368	1,600,000	6,240,000	7,840,000	34,325		1,600,000	6,274,325	7,874,325	(271,529)	2005	10/28/2013
Midland I	TX	3,280,394	975,000	4,117,387	5,092,387	128,891		975,000	4,246,278	5,221,278	(197,009)	1981	11/1/2013
Coppell	TX	4,280,727	2,100,000	4,562,738	6,662,738	128,822		2,100,000	4,691,560	6,791,560	(239,660)	1985/2007	11/1/2013
Midland II	TX	4,503,039	950,000	5,997,260	6,947,260	266,826		950,000	6,264,086	7,214,086	(279,592)	1994/2004	11/1/2013
Arlington	TX	2,070,084	725,000	2,383,876	3,108,876	336,151		725,000	2,720,027	3,445,027	(124,658)	1985/1995	11/1/2013
Weathorford	TX	2,255,900	525,000	2,915,329	3,440,329	85,968		525,000	3,001,297	3,526,297	(134,717)	2000/2007	11/1/2013
Hampton II	VA	4,065,095	1,600,000	4,330,000	5,930,000	61,496		1,600,000	4,391,496	5,991,496	(150,276)	2007	3/5/2014
Chandler	AZ	2,974,095	1,010,000	3,365,000	4,375,000	180,687		1,010,000	3,545,687	4,555,687	(102,884)	1997	3/27/2014
Toronto II(3)		—	3,439,304	—	3,439,304	(171,683	)(4)	3,267,621	—	3,267,621	—	n/a	4/2/2014

		$403,508,853	$202,584,333	$473,040,581	$675,624,914	$40,611,657		$198,963,903	$517,272,668	$716,236,571	($65,612,805)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $805,814,569.
(2)	This amount also includes an increase in basis due to the purchase of a parcel of land adjacent to the facility.
(3)	This property is located in Ontario, Canada.
(4)	The change in cost at this self storage facility is the net of the impact of foreign exchange rate changes and any actual additions.
(5)	This amount also includes a reduction in basis due to a sale of a parcel of land at this facility.

SMARTSTOP SELF STORAGE, INC AND. SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

Activity in real estate facilities during 2014 was as follows:

2014
Real estate facilities
Balance at beginning of year	$694,138,787
Facility acquisitions	13,744,304
Impact of foreign exchange rate changes	(3,997,452)
Improvements and additions	12,350,932

Balance at end of year	$716,236,571

Accumulated depreciation
Balance at beginning of year	$46,432,155
Depreciation expense and impact of foreign exchange rate changes	19,180,650

Balance at end of year	$65,612,805

Construction in process
Balance at beginning of year	$776,804
Additions	1,873,729
Construction in process placed in service	(586,939)

Balance at end of year	$2,063,594

Real estate facilities, net	$652,687,360

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 24, 2014, Commission File No. 000-53644

3.2	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 21, 2011, Commission File No. 000-53644

3.3	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 13, 2012, Commission File No. 000-53644

3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on November 24, 2014, Commission File No. 000-53644

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on November 15, 2012, Commission File No. 333-168905

4.2	Registration Rights Agreement, dated September 4, 2014, by and among the Company, Strategic Storage Holdings, LLC, Churchill TRI, LLC, Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.1	Employee and Director Long-Term Incentive Plan of the Company, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.2	Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2013, Commission File No. 000-53644

10.3	Collateral Loan Agreement for Prudential Loan by and among The Prudential Life Insurance Company of America and Eleven Special-Purpose Entities dated August 25, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.4	Form of Promissory Note for Prudential Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.5	Form of Mortgage or Deed of Trust and Security Agreement for Prudential Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.6	Form of Assignment of Leases and Rents for Prudential Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.7	Form of Supplemental Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.8	Form of Recourse Liabilities Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.9	Promissory Note for Citi Loan in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.10	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.11	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.12	Loan Agreement for Bank of America Loan between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.13	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.14	Purchase and Sale Agreement Related to B&B Portfolio dated March 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.15	Loan Agreement for ING Loan by and among ING Life Insurance and Annuity Company, 11 Special-Purpose Entities, and the Company dated June 10, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.16	Form of Mortgage, Deed of Trust or Deed to Secure Debt for ING Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.17	Form of Security Agreement for ING Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.18	Form of Promissory Note for ING Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.19	Form of Assignment of Leases and Rents for ING Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.20	Form of Guaranty of Affiliate Loans for ING Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.21	Form of Limited Guaranty for ING Loan, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.22	Note for the KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.24	Collateral Assignment of Leases and Rents for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.25	Collateral Assignment of Management Contract for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.26	Collateral Assignment and Security Agreement in Respect of Contracts, Licenses and Permits for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.27	Pledge and Security Agreement for the KeyBank Loan, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.28	Purchase and Sale Agreement for the Homeland Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 13, 2011, Commission File No. 000-53644

10.29	Second Amended and Restated Credit Agreement for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.30	Second Amended and Restated Guaranty for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.31	Amended and Restated Credit Agreement for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.32	Amended and Restated Guaranty for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

Exhibit No.	Description

10.33	Purchase and Sale Agreement Related to the Stockade Portfolio dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 25, 2012, Commission File No. 000-53644

10.34	First Amendment to Second Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 16, 2012, Commission File No. 000-53644

10.35	Loan Agreement with KeyBank, National Association for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.36	Promissory Note for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.37	Guaranty for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.38	Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.39	Promissory Note for KeyBank Revolver, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.40	Guaranty for KeyBank Revolver, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.41	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2014, Commission File No. 000-53644

10.42

Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 31, 2014, Commission

File No. 000-53644

10.43	Contribution Agreement, dated as of September 4, 2014, by and among the Company and Strategic Storage Operating Partnership, L.P., as Contributee, and Strategic Storage Holdings, LLC, as Contributor, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.44	Termination of Advisory Agreement, dated as of September 4, 2014, by and among the Company, Strategic Storage Operating Partnership, L.P., and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.45	Limited Partner Interest Contribution Agreement, dated as of September 4, 2014, by and among Strategic Storage Operating Partnership, L.P., USA Self Storage Operating Partnership, LP, USA SS REIT II Operating Partnership, L.P., Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.46	Third Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.47	Form of Executive Officer Severance Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.48	Credit Agreement for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

10.49	KeyBank Promissory Note for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

10.50	Fifth Third Promissory Note for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

Exhibit No.	Description

10.51	Guaranty for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

21.1*	Subsidiaries of SmartStop Self Storage, Inc.

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following SmartStop Self Storage, Inc. financial information for the Year Ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith.