Form 10-K/A
period 2014-12-31
SmartStop Self Storage, Inc.
filed 2015-04-29
CIK 1410567

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, on September 4, 2014, the registrant announced an estimated per share value of its common stock equal to $10.81 per share, calculated as of June 30, 2014. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated per share value, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information” in our Annual Report on Form 10-K, filed on March 25, 2015. The aggregate market value of voting common stock held by non-affiliates was approximately $616,000,000 assuming a market value of $10.81 per share, as of June 30, 2014.

As of March 23, 2015, there were 58,431,274 outstanding shares of common stock of the registrant.

(i)

EXPLANATORY NOTE

SmartStop Self Storage, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No other changes have been made to the Original Form 10-K. This Amendment No. 1 to the Original Form 10-K speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Overview

Included below is certain information regarding our executive officers and directors. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	48	Chairman of the Board of Directors, Chief Executive Officer and President	8/2007 - present
Michael S. McClure	52	Executive Vice President, Chief Financial Officer and Treasurer	1/2008 - present
Ken Morrison	48	Senior Vice President — Property Management	6/2013 - present
Wayne Johnson	57	Chief Investment Officer	8/2007 - present
Paula Mathews	63	Executive Vice President and Assistant Secretary	8/2007 - present
James L. Berg	62	Secretary	6/2011 - present
Harold “Skip” Perry	68	Independent Director	2/2008 - present
Timothy S. Morris	54	Independent Director	2/2008 - present

Executive Officers

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and our Chief Executive Officer and President, positions he also holds with Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Schwartz has been an officer and director since our initial formation in August 2007. Mr. Schwartz previously owned 100% of Strategic Capital Markets Group, LLC, which owns a 15% non-voting equity interest in Select Capital Corporation, our former Dealer Manager. He was appointed President of Strategic Capital Holdings, LLC (our “Former Sponsor”) in July 2004 and was primarily responsible for the commercial office, retail and self storage programs. He also served as President of Strategic Storage Advisor, LLC (our “Former Advisor”), since August 2007, and prior to that held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 20 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Michael S. McClure. Mr. McClure is our Chief Financial Officer and Treasurer and an Executive Vice President, positions he also holds with Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. McClure has been our Chief Financial Officer and Treasurer since January 2008 and an Executive Vice President since June 2011. Mr. McClure was also the Chief Financial Officer of our Former Advisor. He joined our Former Advisor in January 2008. Mr. McClure is responsible for overseeing our budgeting, forecasting and financial management policies, along with directing all SEC and regulatory reporting. Prior to joining our Former Advisor, from 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources and office administration functions. From 2002 to 2004, Mr. McClure was a Director in the Audit Business Advisory Services practice for PricewaterhouseCoopers. From 1985 to 2002, Mr. McClure was with Arthur Andersen LLP, holding various positions including Partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Ken Morrison. Mr. Morrison is our Senior Vice President — Property Management, a position he has held since June 2013. He was also the President of our property manager since December 2011. Mr. Morrison also serves as Senior Vice President – Property Management of Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Morrison’s primary responsibility is to oversee management of our self storage properties, which includes managing the day-to-day activities at our self storage facilities, maintaining and upgrading the properties in our self storage portfolio, and overseeing our Internet and Self Storage Marketing departments. Prior to joining Strategic Storage Property Management, LLC, Mr. Morrison held several executive management positions with Public Storage from 1998 until November 2011, where he was responsible for the oversight of 300 self storage facilities in 11 states and supervised a staff of 37 district managers. Prior to joining Public Storage, Mr. Morrison spent eight years in management with Safeway. Mr. Morrison has completed coursework at both West Valley College in Saratoga, California and the Center for Creative Leadership in San Diego, California.

Wayne Johnson. Mr. Johnson is our Chief Investment Officer, a position he has held since January 16, 2015. Previously, Mr. Johnson served as our Senior Vice President — Acquisitions since our initial formation in August 2007. Mr. Johnson was also Senior Vice President — Acquisitions for our Former Advisor. He also serves as Senior Vice President –Acquisitions of Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Johnson also has served as Senior Vice President — Acquisitions for Strategic Capital Holdings, LLC since June 2006. He joined our Former Sponsor in June 2006 to focus on self storage acquisitions. Prior to joining Strategic Capital Holdings, LLC, Mr. Johnson was involved in all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. During such time, Mr. Johnson had developed, managed and operated 14 self storage facilities. His experience includes the development and management of various facilities representing in excess of one million square feet. Mr. Johnson previously served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage development, ownership and management with approximately 3,800 members consisting of storage owners, developers, operators and vendors throughout Texas. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

Paula Mathews. Ms. Mathews is our Assistant Secretary and an Executive Vice President. She also serves as Secretary and an Executive Vice President of Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. She has been an Executive Vice President since our initial formation in August 2007 and previously served as our Secretary from our initial formation until June 2011. Ms. Mathews was also Executive Vice President of our Former Advisor. Ms. Mathews joined our Former Sponsor in 2005 as Vice President — Commercial Operations. She is responsible for pre-acquisition due diligence and post-acquisition management and leasing of all commercial assets. Prior to joining our Former Sponsor, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

James L. Berg. Mr. Berg has been our Secretary since June 2011. He also serves as Assistant Secretary of Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc. Mr. Berg became General Counsel of Strategic Storage Holdings, LLC, previously the sole member of our Former Advisor and our Property Manager, in April 2011. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. From March 2004 until November 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several laws firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

Independent Directors

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

Timothy S. Morris. Mr. Morris has been one of our independent directors since February 2008 and is the Chairman of the Nominating and Corporate Governance Committee and Compensation Committee of our board of directors and a member of our Audit Committee of our board of directors. Mr. Morris has more than 30 years of financial and management experience with several international organizations. In March 2014, Mr. Morris assumed a part-time executive position as Finance Director of Tomorrow’s Company, a London-based global think tank focusing on business leadership. In May 2008, Mr. Morris founded AMDG Worldwide Ltd., a consultancy business for the philanthropic sector. From June 2007 to April 2008, Mr. Morris was the Chief Financial Officer for Geneva Global, Inc., a philanthropic advisor and broker which invests funds into developing countries. Prior to joining Geneva Global, Inc., from 2002 to June 2007, Mr. Morris was the Director of Corporate Services for Care International UK Ltd. where he was responsible for the finance, internal audit, risk management, human resources, legal insurance and information technology functions during the financial turnaround period of that organization. From 2000 to 2002, Mr. Morris was the Controller for Royal Society Mencap, a learning disability charity. From 1996 to 1999, Mr. Morris was the head of global management reporting for Adidas Group AG in Germany and was later the International Controller for Taylor Made Golf Company, Inc., a subsidiary of Adidas Group AG. Prior to 1996, Mr. Morris held various management and senior finance roles within organizations such as the International Leisure Group, Halliburton/KBR and the Bank for International Settlements in Basel, Switzerland. Mr. Morris has his Bachelor of Science in Economics from Bristol University in the United Kingdom, his MBA from the Cranfield School of Management in the United Kingdom, and he is a Chartered Management Accountant (ACMA).

Board of Directors

General

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. Our board of directors is responsible for the management and control of our affairs. Our board of directors consists of H. Michael Schwartz, our Chief Executive Officer, President and Chairman of our board of directors, and two independent directors, Harold “Skip” Perry and Timothy S. Morris, each of whom have been nominated by our board of directors for re-election to serve until our 2015 annual meeting of stockholders or until his successor is elected and qualified. For more detailed information on our directors, see the “Executive Officers and Directors” section above. Our board of directors has formed the following three committees: the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.

Leadership Structure

H. Michael Schwartz serves as the Chairman of our board of directors, as well as our President and Chief Executive Officer. Our board of directors periodically monitors the potential benefits and consequences of splitting the roles of Chairman and principal executive officer, but has determined that, as of the time of this filing, it is appropriate and in our best interest for such roles to remain vested in one person due to our current size, the size of our board of directors and the participation of our two independent directors in the oversight of our operations and strategy. Our board of directors does not have a lead independent director, as we believe that the current size of our board of directors permits both of our independent directors to actively participate in this oversight role. As we grow in size, our board of directors will continue to evaluate the appropriateness of splitting the roles of Chairman and principal executive officer and creating a lead independent director position.

Meetings of our Board of Directors

During 2014, our board of directors held 18 meetings and acted by written consent eight times, and each of our three directors attended all 18 meetings.

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

Stockholder Communications with Directors

We have established several means for stockholders to communicate concerns to our board of directors. If the concern relates to our financial statements, accounting practices or internal controls, the concerns should be submitted in writing to the Chairman of the Audit Committee of our board of directors in care of our Secretary at our headquarters address. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing to the Chairman of the Nominating and Corporate Governance Committee of our board of directors in care of our Secretary at our headquarters address. If a stockholder is uncertain as to which category his or her concern relates, he or she may communicate it to any one of the independent directors in care of our Secretary. All concerns submitted in care of our Secretary will be delivered to the appropriate independent director based upon our Secretary’s determination.

Though we have no formal policy on the matter, we encourage all of the members of our board of directors to attend our annual meeting of stockholders. All of our directors attended our 2014 annual meeting.

Risk Management Role

As part of its oversight role, our board of directors actively supervises the members of our management that are directly responsible for our day-to-day risk management, including our Chief Financial Officer and Treasurer. The board of directors’ risk management role has no impact on its leadership structure. The Audit Committee of our board of directors, which consists of our two independent directors, annually reviews with management our policies with respect to risk assessment and risk management, particularly in the areas of insurance, regulatory compliance, financial risk management, investments and due diligence, and capital flow.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on May 20, 2008 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our Former Advisor and its affiliates who perform material functions for us. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at http://www.strategicstoragetrust.com/.

Audit Committee

General

Our Audit Committee adopted its revised charter for the Audit Committee on November 19, 2014 (the “Audit Committee Charter”). The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations. A copy of the Audit Committee Charter is available on our website at http://www.strategicstoragetrust.com/.

The members of the Audit Committee are our two independent directors, Harold “Skip” Perry and Timothy S. Morris, with Mr. Perry serving as Chairman of the Audit Committee. The Audit Committee held five meetings during 2014, and Messrs. Perry and Morris attended all five meetings. Our board of directors has determined that Mr. Perry satisfies the requirements for an “audit committee financial expert” and has designated Mr. Perry as the Audit Committee financial expert in accordance with applicable SEC rules.

Nominating and Corporate Governance Committee

General

Our Nominating and Corporate Governance Committee adopted its revised charter on November 19, 2014 (the “Nominating and Corporate Governance Committee Charter”). The Nominating and Corporate Governance Committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. The Nominating and Corporate Governance Committee assists our board of directors in this regard by: (1) identifying individuals qualified to serve on our board of directors, consistent with criteria approved by our board of directors, and recommending that our board of directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board of directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board of directors; (4) overseeing an annual evaluation of our board of directors, each of the committees of our board of directors and management; (5) developing and recommending to our board of directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board of directors; and (7) considering and acting on any conflicts-related matter required by our Charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Former Advisor or its affiliates. The Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Nominating and Corporate Governance Committee Charter and in accordance with current laws, rules and regulations. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at http://www.strategicstoragetrust.com/.

The members of the Nominating and Corporate Governance Committee are our two independent directors, Harold “Skip” Perry and Timothy S. Morris, with Mr. Morris serving as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held 19 meetings and acted by written consent one time during 2014, and Messrs. Perry and Morris attended all 19 meetings.

Board of Directors Membership Criteria and Director Selection

The Nominating and Corporate Governance Committee annually reviews with our board of directors the appropriate experience, skills and characteristics required of our directors in the context of the current membership of our board of directors. This assessment includes, in the context of the perceived needs of our board of directors at the time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company and the ability of the candidate to attend board of directors meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. It also is expected that independent directors nominated by our board of directors shall be individuals who possess a reputation and hold or have held positions or affiliations befitting a director of a publicly held company and are or have been actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community.

Though we do not have a formal policy regarding diversity with respect to identifying nominees and overall board composition, our Nominating and Corporate Governance Committee considers the impact of diverse backgrounds and experiences of potential nominees on the effectiveness and quality of our board of directors. As part of its annual review process discussed below, the Nominating and Corporate Governance Committee reviews its own effectiveness in recommending director nominees with diverse backgrounds and experiences relative to any perceived needs in the composition of our board of directors.

While our full board of directors remains responsible for selecting its own nominees and recommending them for election by our stockholders, our board of directors has delegated the screening process necessary to identify qualified candidates to the Nominating and Corporate Governance Committee, in consultation with our President. Pursuant to our Charter, however, the directors must nominate replacements for any vacancies among the director positions.

The Nominating and Corporate Governance Committee annually reviews director suitability and the continuing composition of our board of directors; it then recommends director nominees who are voted on by our full board of directors. In recommending director nominees to our board of directors, the Nominating and Corporate Governance Committee solicits candidate recommendations from its own members, other directors and management of the Company. The Committee will also consider suggestions made by stockholders and other interested persons for director nominees who meet the established director criteria. In order for a stockholder to make a nomination, the stockholder must satisfy the procedural requirements for such nomination as provided in the Company’s bylaws, which include, among other things, providing the nominee’s name, age, address, and ownership of the Company’s stock. Such nominations must also be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

In evaluating the persons nominated as potential directors, the Nominating and Corporate Governance Committee will consider each candidate without regard to the source of the recommendation and take into account those factors that the Nominating and Corporate Governance Committee determines are relevant.

With respect to the current nominees to our board of directors, whose backgrounds and experience are described in greater detail on pages 2 through 4, our Nominating and Corporate Governance Committee considered all of the factors set forth above in its determination to recommend them for nomination. In particular, our Nominating and Corporate Governance Committee considered H. Michael Schwartz’s active participation in the management of our operations and his experience in the self storage industry, Harold “Skip” Perry’s decades of experience in the financial and operational aspects of the real estate industry and the nearly 30 years of financial and management experience of Timothy S. Morris in determining to recommend each of them for nomination to our board of directors. In addition, the Nominating and Corporate Governance Committee considered these particular aspects of the backgrounds of Messrs. Perry and Morris relative to the needs of the committees of our board of directors in determining to recommend them for nomination.

Corporate Governance

Pursuant to the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee developed and recommended a set of formal, written guidelines for corporate governance, which were adopted by our full board of directors. A copy of the Corporate Governance Guidelines are available on our website at http://www.strategicstoragetrust.com/.

The Nominating and Corporate Governance Committee also, from time to time, reviews the governance structures and procedures of the Company and suggests improvements thereto to our full board of directors. Such improvements, if adopted by the full board of directors, shall be incorporated into the written guidelines.

Periodic Evaluations

The Nominating and Corporate Governance Committee conducts an annual evaluation of its own performance and oversees the annual evaluations of our board of directors, each of the other committees of our board of directors and management.

Conflicts of Interest

The Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter required by our Charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Former Advisor or its affiliates. Our independent directors must approve such transactions as fair and reasonable to us and on terms and conditions not less favorable than those available from unaffiliated third parties, based upon standards set forth in our Charter and Code of Ethics, as well as applicable laws, rules and regulations.

Conflicts of interest-related matters that the Nominating and Corporate Governance Committee (either on its own or designated as a “Special Committee”) has acted upon or expects to act upon include, but are not limited to, the following:

•	previous agreements with Strategic Storage Advisor, LLC, or our Former Advisor, and its affiliates, including the following significant agreements:

•	the Third Amended and Restated Advisory Agreement with our Former Advisor and SmartStop Self Storage Operating Partnership, L.P. (formerly known as Strategic Storage Operating Partnership, L.P.), our Operating Partnership, dated March 28, 2014;

•	the Second Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Former Advisor dated March 28, 2014;

•	property management agreements (“Property Management Agreements”) with our property manager, Strategic Storage Property Management, LLC (“Property Manager”);

•	a dealer manager agreement (“Dealer Manager Agreement”) with our dealer manager, Select Capital Corporation (“Dealer Manager”), which was terminated on September 22, 2013;

•	a Series A Cumulative Redeemable Preferred Unit Purchase Agreement with SS Growth Operating Partnership, L.P., Strategic Storage Growth Trust, Inc. and SSTI Preferred Investor, LLC, dated July 31, 2014;

•	an Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P. with SS Growth Operating Partnership, L.P., Strategic Storage Growth Trust, Inc. and SSTI Preferred Investor, LLC, dated July 31, 2014;

•	an Amended and Restated Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of SS Growth Operating Partnership, L.P. with SS Growth Operating Partnership, L.P., Strategic Storage Growth Trust, Inc. and SSTI Preferred Investor, LLC, dated October 31, 2014;

•	a Registration Rights Agreement with SSH, Churchill TRI, LLC, Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC dated September 4, 2014;

•	the Contribution Agreement with SSH and our Operating Partnership dated September 4, 2014;

•	the Termination of Advisory Agreement with our Operating Partnership and our Former Advisor dated September 4, 2014;

•	the Limited Partner Interest Contribution Agreement with our Operating Partnership, USA Self Storage Operating Partnership, LP, USA SS REIT II Operating Partnership, L.P., our Former Advisor, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC dated September 4, 2014;

•	the Third Amended and Restated Limited Partnership Agreement with our Operating Partnership dated September 4, 2014;

•	the Severance Agreement with our Operating Partnership and H. Michael Schwartz dated September 4, 2014;

•	the Severance Agreements with our Operating Partnership and each of Paula Mathews, Michael S. McClure, Wayne Johnson, Ken Morrison, and James L. Berg, dated September 4, 2014;

•	the Contribution Agreement with our Operating Partnership and Churchill TRI, LLC, dated September 4, 2014;

•	a Series A Cumulative Redeemable Preferred Unit Purchase Agreement with Strategic Storage Operating Partnership II, L.P., Strategic Storage Trust II, Inc. and SSTI Preferred Investor, LLC, dated November 3, 2014; and

•	an Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. with Strategic Storage Operating Partnership II, L.P., Strategic Storage Trust II, Inc. and SSTI Preferred Investor, LLC, dated November 3, 2014.

•	property sales;

•	property acquisitions; and

•	other transactions with affiliates.

Compensation Committee

General

The Compensation Committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to officer and director compensation. The Compensation Committee assists our board of directors in this regard when necessary by: (1) reviewing and approving our corporate goals with respect to compensation of officers and directors; (2) recommending to our board of directors compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; and (3) setting the terms and conditions of such equity-based compensation in accordance with our Employee and Director Long-Term Incentive Plan (the “Plan”). Prior to the Self Administration and Investment Management Transaction (discussed below under “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions and Director Independence”), the Compensation Committee concluded that, because the Compensation Committee only needed to address issues related to director compensation while we were an externally advised REIT, a Compensation Committee charter was not necessary. Subsequent to the Self Administration and Management Transaction, the Compensation Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Compensation Committee Charter, effective as of November 19, 2014, and in accordance with current laws, rules and regulations. A copy of the Compensation Committee Charter is available on our website at http://www.strategicstoragetrust.com/.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are our two independent directors, Harold “Skip” Perry and Timothy S. Morris, with Mr. Morris serving as Chairman of the Compensation Committee. The Compensation Committee held seven meetings during 2014, and Messrs. Perry and Morris attended all seven meetings.

No member of the Compensation Committee served as an officer, director or employee of any of our affiliates during 2014 or formerly served in such capacity.

Director Compensation

Summary

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
H. Michael Schwartz(3)	$—	$—	$—	$—
Harold “Skip” Perry	$79,417	$22,365	$5,603	$107,385
Timothy S. Morris	$80,667	$22,365	$5,564	$108,596

(1)	This column represents the full grant date fair value in accordance with FASB ASC Topic 718.
(2)	All other compensation includes the value of shares received by each independent director pursuant to the Company’s distribution reinvestment plan.
(3)	Mr. Schwartz, the Chairman of our Board of Directors and our President and Chief Executive Officer, is not separately compensated for his service as a director. Mr. Schwartz’s compensation for his role as our President and Chief Executive Officer is included in the Summary Compensation Table below.

As noted above, the Compensation Committee assists our board of directors in fulfilling its responsibilities with respect to employee, officer and director compensation. Prior to the Self Administration and Investment Management Transaction, because we did not have any employees and our executive officers did not receive any compensation directly from us, these responsibilities were limited to setting director compensation and administering the Plan. Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for services on our board of directors or any of its committees. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.

Employee and Director Long-Term Incentive Plan Awards to Independent Directors

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director on January 27, 2009, which vested ratably over a period of four years from the date such independent director was appointed to our board of directors (the “Initial Restricted Stock Awards”). Through 2013, we also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). On December 16, 2014, we issued 2,004 shares of restricted stock to each independent director pursuant to the Plan, which vest upon the earlier to occur of a change of control or August 31, 2015. As of December 31, 2014, each independent director has received a total of 10,754 shares of restricted stock, 6,875 of which have vested to each independent director as of December 31, 2014. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

The Plan was approved and adopted prior to the commencement of our initial public offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Former Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2014, there were 5,727,586 shares remaining for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, the Compensation Committee may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Terms of Director Compensation Prior to September 4, 2014

Cash Compensation to Directors

Prior to September 4, 2014, we paid each of our independent directors an annual cash retainer of $30,000 for the year ended December 31, 2013 plus $1,500 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of a committee at each committee meeting in which the independent director is a chairperson) and $1,500 for each regularly scheduled meeting the independent director attended by telephone ($500 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $3,000 per day.

All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Terms of Director Compensation Effective as of September 4, 2014

On September 4, 2014, the Compensation Committee, upon recommendation from FPL Associates L.P., the compensation consultant to the Compensation Committee, approved changes to the compensation of the independent directors to make such compensation more comparable to self-managed publicly traded REITs. Each independent director now receives an annual cash retainer of $50,000 and an annual grant of restricted stock valued at $65,000. In addition, the chairpersons of the following committees receive the following annual retainers: $15,000 for the Audit Committee Chairperson; $12,500 for the Compensation Committee Chairperson; and $10,000 for the Nominating and

Corporate Governance Committee Chairperson. The members (not the Chairpersons) of the following committees receive the following annual retainers: $7,500 for the Audit Committee members; $6,250 for the Compensation Committee members; and $5,000 for the Nominating and Corporate Governance Committee members. Each independent director receives $1,500 for each board meeting he attends in excess of the sixth board meeting held during the year and $1,500 for each committee meeting he attends in excess of the sixth committee meeting held during the year.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We provide what we believe is a competitive total compensation package to our named executive officers through a combination of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation philosophy, objectives and practices with respect to our Chief Executive Officer and President, our Chief Financial Officer and the other three most highly-compensated executive officers as of the end of 2014 as determined in accordance with applicable SEC rules, who are collectively referred to as our named executive officers. Our named executive officers are as follows: H. Michael Schwartz, Michael McClure, Ken Morrison, Wayne Johnson and Paula Mathews. For information regarding their positions in 2014 and their current positions, please see their biographical information described in “Executive Officers and Directors” above.

We have no employment agreements with our executive officers and other key personnel of us, our Former Advisor and its affiliates. Through August 31, 2014, we did not compensate our executive officers for services rendered to us, and only our directors who were not employed by us or our affiliates, or by our Former Advisor or its affiliates, received compensation for their services to us. However, on September 4, 2014, we entered into a series of agreements and amendments to our existing agreements and arrangements with our Former Advisor and its affiliates to become self-administered, which we refer to herein as the Self Administration and Investment Management Transaction. Following the Self Administration and Investment Management Transaction, effective August 31, 2014, we entered into severance agreements with our six executive officers and began to compensate them under arrangements approved by the Compensation Committee and board of directors. See “Elements of Executive Compensation – Severance” below.

Prior to September 1, 2014, our executive officers were employed and compensated by SSH and its affiliates for their services to us. We paid these entities fees and reimbursed expenses pursuant to an advisory agreement.

Effective September 1, 2014, we now employ and compensate our executive officers. Our Compensation Committee, in consultation with FPL Associates, L.P., approved an executive compensation program designed to generally accomplish the following:

•	retain and motivate key contributors to the Company’s profitability and growth;

•	align employee and stockholder interests; and

•	foster an ownership mentality among the program participants.

The executive compensation program contains a base salary, short-term incentive program (cash bonus based on annual goals), and long-term incentive program (equity award based on a target percentage of base salary subject to multi-year vesting conditions).

Executive Summary

The Company accomplished several key objectives in 2014, including:

•	completed the process to transition to self-management pursuant to the Self Administration and Investment Management Transaction;

•	had its 12th consecutive quarter of year over year same-store revenue and net operating income (“NOI”) growth;

•	increased same-store revenues and NOI by 7.7% and 13.5%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013;

•	increased same-store average occupancy by approximately 3.1% to 86.1% for the year ended December 31, 2014 from 83.0% for the year ended December 31, 2013;

•	increased same-store annualized rent per occupied square foot by approximately 3.7% to $11.02 for the year ended December 31, 2014 from $10.63 for the year ended December 31, 2013;

•	decreased property operating expenses as a percentage of revenues to 32.1% for the year ended December 31, 2014 from 34.1% for the year ended December 31, 2013;

•	increased funds from operations (“FFO”) by 59% to $27.3 million for the year ended December 31, 2014 from $17.2 million for the year ended December 31, 2013; and

•	increased cash flows from operations by 53% to $29.5 million for the year ended December 31, 2014 from $19.3 million for the year ended December 31, 2013.

Overview of Compensation Philosophy & Objectives

We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executive officers while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance. We place significant emphasis on annual and long-term performance-based incentive compensation, including cash and equity-based incentives, which are designed to reward our executive officers based on the achievement of company and individual goals.

The compensation programs for our executive officers are designed to achieve the following objectives:

•	Attract and retain top contributors to ensure that we have high caliber executives;

•	Create and maintain a performance-driven organization, by providing upside compensation opportunity for outstanding performance and downside compensation risk in the event performance falls below expectations;

•	Align the interests of our executives and stockholders by motivating executives to increase stockholder value along with the achievement of other key corporate goals and objectives;

•	Encourage teamwork and cooperation while recognizing individual contributions by linking variable compensation to both company and individual performance based on responsibilities and ability to influence financial and organizational results;

•	Provide flexibility and allow for discretion in applying our compensation principles in order to appropriately reflect individual circumstances as well as changing business conditions and priorities; and

•	Motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, and reward them for meeting these objectives.

We believe our compensation programs are effectively designed and work in alignment with the interests of our stockholders.

Determination of Executive Compensation

Our executive compensation programs are administered by the Compensation Committee. The members of the Compensation Committee are: Harold “Skip” Perry and Timothy S. Morris, each of whom is deemed to be “independent” under our Charter.

The Compensation Committee sets the overall compensation strategy and compensation policies for our executive officers and directors. The Compensation Committee has the authority to determine the form and amount of compensation appropriate to achieve our strategic objectives, including salary and incentive compensation. The Compensation Committee will review its compensation strategy annually to confirm that it supports our objectives and stockholders’ interests and ensure that executives are being rewarded in a manner that is consistent with our strategy.

The Compensation Committee is responsible for, among other things:

•	reviewing the compensation of our executive officers, including annual base salary, annual cash incentive compensation and long-term equity incentive compensation;

•	approving and issuing equity incentive awards;

•	reviewing and approving all benefit and compensation plans pertaining to our executive officers (other than those available to our employees generally); and

•	advising on board compensation.

Our Compensation Committee has engaged the services of FPL Associates, L.P. (“FPL Associates”), a nationally recognized compensation consulting firm specializing in the real estate industry, to assist us in determining competitive executive compensation levels and the programs to implement. The Compensation Committee also worked with FPL Associates to negotiate severance agreements with our executives, develop additional incentive compensation programs, structures or initiatives and establish our director compensation program. As part of FPL Associates’ engagement, the Compensation Committee directed FPL Associates to, among other things, provide competitive market compensation data and make recommendations for pay levels for each component of our executive compensation program. FPL Associates has not been engaged by our executives to perform any work on their behalf, and the Compensation Committee determined that FPL Associates was an independent compensation consultant.

The Role of Executive Officers in Executive Compensation Decisions

Mr. Schwartz consulted with the Compensation Committee regarding 2014 compensation levels for each of our executive officers, other than his own, based on recommendations to our Compensation Committee provided by FPL Associates. As our current Chief Executive Officer, Mr. Schwartz will annually review the performance of each of the other executives. Based on this review, he will make compensation recommendations to the Compensation Committee, including recommendations for performance targets, salary adjustments, annual cash incentive compensation bonuses, and long-term equity-based incentive awards. Although the Compensation Committee considers these recommendations along with data provided by its outside consultants, if any, it retains full discretion to set all compensation.

Elements of Executive Compensation

Base Salary. Our Compensation Committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. Subject to our existing contractual obligations, we expect our Compensation Committee to consider salary levels for our executives annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. In connection with the hiring of our current executives and the negotiation and execution of their severance agreements, our Compensation Committee recommended and the board of directors approved the following annual base salaries effective as of September 1, 2014:

Name	2014
H. Michael Schwartz	$500,000
Michael McClure	$300,000
Wayne Johnson	$200,000
Ken Morrison	$250,000
Paula Mathews	$200,000

The goal of our base salary program is to provide salaries at a level that allows us to attract and retain highly qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary levels also affect the annual cash incentive compensation because each executive’s annual cash incentive bonus target opportunity is expressed as a percentage of base salary. The following items are generally considered when determining base salary levels:

•	market data provided by the Compensation Committee’s outside consultants;

•	our financial resources; and

•	the executive’s experience, scope of responsibilities, performance and prospects.

Annual Cash Incentive Compensation (Bonus). It is the intention of our Compensation Committee to make a meaningful portion of the executives’ compensation contingent on achieving certain performance targets and individual objectives each year. The Compensation Committee will use objective performance metrics for each of the executives for 2015, which may include, among others, same store NOI (net operating income) growth, FFO (funds from operations), same store revenue growth, tenant insurance penetration, same store occupancy and strategic goals, and intends to utilize a mix of these objective metrics and a subjective review of performance in setting annual cash incentive compensation in future years.

Long-Term Equity Incentive Compensation. The objective of our long-term equity incentive award program, which is administered through our Employee and Director Long-Term Incentive Plan, is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies, as well as to promote a performance-focused culture by rewarding employees, including our executives, based upon the achievements of the Company and individual performance. Our Compensation Committee believes that equity awards are necessary to successfully attract qualified employees, including the executives, and will continue to be an important incentive for promoting employee retention going forward. The initial award targets for the executives were determined by the Compensation Committee, in consultation with FPL Associates.

In 2014, the Compensation Committee approved awards of restricted stock that vest based on the passage of time. Beginning in 2015, the Compensation Committee intends to approve awards of restricted stock, fifty percent of which vest upon the passage of time, and the remaining fifty percent of which vest upon the Company’s achieving certain performance goals. For 2015, such goal is tied to achieving certain levels of FFO. The Compensation Committee believes that an emphasis on performance measures will drive our long-term success.

To the extent we grant options in the future, the exercise price of each stock option awarded to our employees under the Plan will be the “fair market value,” as defined in the Employee and Director Long-Term Incentive Plan to be equal to the estimated per share value of our common stock as established from time to time by the board pursuant to our valuation policy, on the date of grant, which is the date of the Compensation Committee meeting at which the equity award is determined, as specified in the Plan.

Benefits. All full-time employees, including our executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability and life insurance, and our 401(k) plan.

Severance. Each of the severance agreements for our executive officers provide for separation payments upon the termination of the executive officer’s employment under various conditions. The level of severance pay depends upon the circumstances of the executive officer’s termination of employment. For example, if the executive officer were terminated by the Operating Partnership without Cause (as defined in the severance agreements) and not in connection with a Change in Control (as defined in the severance agreements), then the executive officer would be entitled to a separation payment equal to the base salary for the applicable year and target bonus for the first fiscal year and average bonus thereafter (1.25 times these amounts for Mr. McClure and 3.0 times these amounts for Mr. Schwartz). If, within two years of a Change in Control, the executive officer were terminated by the Operating Partnership without Cause or the executive officer terminates his or her employment for Good Reason (as defined in the severance agreements), then the executive officer would be entitled to a severance payment equal to 2 times the base salary for the applicable year and target bonus for the first fiscal year and average bonus thereafter (2.5 times these amounts for Mr. McClure and 3.0 times these amounts for Mr. Schwartz). Upon death or disability of the executive officer, the executive officer (or his or her estate) will be entitled to receive a severance payment equal to the base salary through the end of the applicable year plus any accrued but unpaid target bonus. If the executive officer terminates his or her employment voluntarily or if the executive officer were terminated by the Operating Partnership for Cause (as defined in the severance agreements), then such executive officer will only be entitled to $10,000. In each of the foregoing circumstances, if the executive officer violates any of the restrictive covenants set forth in the severance agreements, that executive officer’s right to receive severance payments pursuant to the severance agreements will end immediately. See “Potential Payments Upon Termination or Change in Control” below.

Risk Management

The Compensation Committee was involved in negotiating each of the severance agreements with our named executive officers. The Compensation Committee believes that our compensation policies and practices do not encourage our employees to take excessive or unnecessary risks and are not reasonably likely to have a material adverse effect on the Company. In making this assessment, the Compensation Committee considered a variety of factors, including base salary, annual cash incentive compensation and long-term equity incentive compensation opportunities available to our named executive officers. The committee believes that the combination of the compensation elements should lead to executive and employee behavior that is consistent with our overall objectives and risk profile.

Impact of Regulatory Requirements on Executive Compensation

Section 162(m). Under Section 162(m) of the Internal Revenue Code of 1986, as amended, referred to herein as the “Code,” certain limits are placed on the tax deductibility of compensation paid to our certain of our executives unless the compensation meets the requirement for “performance-based compensation” as set forth in the Code and the related regulations. Our Compensation Committee has considered the possible effect of Section 162(m) of the Code in designing our compensation programs and policies. Further, as long as we qualify as a REIT, we generally will not pay taxes at the corporate level and, therefore, losing the deductibility of compensation does not have a significant adverse impact on the Company. Section 162(m) of the Code did not limit our ability to take a tax deduction for all of the compensation paid to these executives for the year ended December 31, 2014.

To the extent that any part of our compensation expense is not deductible under Section 162(m) of the Code, we might be required to pay certain distributions to our stockholders to maintain our status as a REIT. Also, any compensation allocated to our taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct the compensation. The Compensation Committee will continue to take into account the materiality of any deductions that might be lost as well as the broader interests to be served by paying competitive compensation.

Section 409A. Section 409A of the Code may affect the federal income tax treatment of most forms of deferred compensation by accelerating the timing of the inclusion of the deferred compensation to the recipient for federal income tax purposes and imposing an additional federal income tax on the recipient equal to 20% of the amount of the accelerated income under certain circumstances. The Compensation Committee considers the potential adverse federal income tax impact of Section 409A of the Code in determining the form and timing of compensation paid to our executives and other employees and service providers.

Section 280G and 4999. Sections 280G and 4999 of the Code limit a company’s ability to deduct, and impose excise taxes on, certain “excess parachute payments” (as defined in Sections 280G and 4999 of the Code and related regulations) paid to each service provider (including an employee or officer) in connection with a change of control of the company (as set forth in Sections 280G and 4999 of the Code and related regulations). The Compensation Committee considers the potential adverse tax impact of Sections 280G and 4999 of the Code, as well as other competitive factors, in structuring certain post-termination compensation or other compensation that might be payable to our executives and other employees and service providers in connection with a change of control of the company but has determined not to provide any tax grossed-up payment to assist any executive in the payment of these excise taxes.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Timothy S. Morris (Chairman)
Harold “Skip” Perry

March 18, 2015

The preceding Compensation Committee Report is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

Prior to September 1, 2014, we did not have any employees and did not compensate our executives. Our Former Advisor was responsible for managing our day-to-day operations. Each of our executives was an employee of an affiliate of our Former Advisor and was compensated by this affiliate for services performed by our Former Advisor on our behalf. On September 4, 2014, effective as of August 31, 2014, we entered into the Self Administration and Investment Management Transaction. As a result of these agreements and amendments, we began to perform certain functions previously provided to us by our Former Advisor. We hired, and entered into severance agreements with, our executives and began paying compensation to these persons. As a result, the table below shows the compensation for services in all capacities for the year ended December 31, 2014 (i.e., the four months of the year after the Self Administration and Investment Management Transaction from September 1, 2014 through December 31, 2014) to our Chief Executive Officer, Chief Financial Officer and our three other most highly paid executive officers (whom we refer to collectively as our “named executive officers”), determined in accordance with applicable SEC disclosure rules:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
H. Michael Schwartz, Chairman of the Board of Directors, President and Chief Executive Officer	2014	$166,667	$133,333	$309,712	$5,170	$614,882
Michael S. McClure, Executive Vice President, Chief Financial Officer and Treasurer	2014	$100,000	$83,333	$113,564	$6,465	$303,362
Wayne Johnson, Chief Investment Officer	2014	$66,667	$50,000	$51,615	$7,886	$176,168
Ken Morrison, Senior Vice President – Property Management	2014	$83,333	$41,667	$43,022	$4,821	$172,843
Paula Mathews, Executive Vice President and Assistant Secretary	2014	$66,667	$16,667	$17,209	$8,992	$109,535

(1)	Aggregate grant date fair value was based on the valuation used by the Company under FASB ASC Topic 718.
(2)	Amounts in this column are comprised of the following: medical benefits, company contributions to our 401(k) plan, and car allowances, as applicable.

Grants of Plan-Based Awards

The following Grants of Plan-Based Awards table provides additional information regarding the plan-based awards granted to the named executive officers during 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
H. Michael Schwartz	12/16/2014	—	$133,333	—	—	27,752	—	$309,712
Michael S. McClure	12/16/2014	—	$83,333	—	—	10,176	—	$113,564
Wayne Johnson	12/16/2014	—	$50,000	—	—	4,625	—	$51,615
Ken Morrison	12/16/2014	—	$41,667	—	—	3,855	—	$43,022
Paula Mathews	12/16/2014	—	$16,667	—	—	1,542	—	$17,209

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of equity awards outstanding as of December 31, 2014 for our named executive officers.

Name	Stock Awards
	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
H. Michael Schwartz	27,752	$309,712
Michael S. McClure	10,176	$113,564
Wayne Johnson	4,625	$51,615
Ken Morrison	3,855	$43,022
Paula Mathews	1,542	$17,209

(1)	Market value was based on the valuation used by the Company under FASB ASC Topic 718 for the December 2014 restricted stock grants.

Option Exercises and Stock Vested

None of our named executive officers exercised options in 2014.

Potential Payments Upon Termination or Change in Control

Our named executive officers are entitled to certain benefits in the event their employment is terminated under specified circumstances. Circumstances which would trigger payments and/or other benefits to our named executive officers include voluntary termination of employment by the named executive officer, termination of employment by the Company for cause, termination of employment by the Company without cause, death, disability, and termination by the named executive officer for good reason or by the Company without cause following a change in control of the Company. The following tables quantify the potential termination and change in control payment amounts assuming a hypothetical triggering event had occurred under each of the named executive officer severance agreements, as of December 31, 2014.

Name	Termination by Company Without Cause(1) ($)	Voluntary Termination by Named Executive Officer or Termination by Company for Cause(2) ($)	Death or Disability(3) ($)	Termination in Connection with Change in Control(4) ($)
H. Michael Schwartz	$2,700,000	$10,000	—	$3,009,712
Michael S. McClure	$687,500	$10,000	—	$1,488,564
Wayne Johnson	$350,000	$10,000	—	$751,615
Ken Morrison	$375,000	$10,000	—	$793,022
Paula Mathews	$250,000	$10,000	—	$517,209

(1)	Under such circumstance, there are no provisions for additional or accelerated vesting of any restricted stock awards.
(2)	Under such circumstances, there are no provisions for additional or accelerated vesting of any restricted stock awards.
(3)	Under such circumstances, there are no provisions for additional or accelerated vesting of any restricted stock awards. In the event of a death or a qualifying disability, the named executive officer (or his or her estate) will receive an amount equal to the remainder of the named executive officer’s base salary for the fiscal year plus any accrued but unpaid targeted bonus. Shown below are the base salary and targeted bonus awards for each named executive officer.

Name	Base Salary	Targeted Bonus
H. Michael Schwartz	$500,000	$400,000
Michael S. McClure	$300,000	$250,000
Wayne Johnson	$200,000	$150,000
Ken Morrison	$250,000	$125,000
Paula Mathews	$200,000	$50,000

(4)	A termination in connection with a change in control occur is deemed to have occurred, if within two years of a change in control, either the Company terminates the named executive officer or the named executive officer chooses to terminate their employment for Good Reason (as defined in the severance agreements). Good Reason includes a material diminution in base salary, a material diminution in authority, or a forced move to a location more than 60 miles from the executive’s current place of business. Under such circumstances, all unvested restricted stock will immediately vest. The amount included above was based on the total unvested restricted stock as of December 31, 2014, based on the valuation used by the Company under FASB ASC Topic 718 for the December 2014 restricted stock grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2015, the amount of our common stock and units of limited partnership in our Operating Partnership beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our named executive officers; and (4) our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of All Shares of Common Stock(3)	Number of Shares of Common Stock and Operating Partnership Units Beneficially Owned(2)		Percentage of All Shares of Common Stock and Operating Partnership Units(4)
H. Michael Schwartz, Chairman of the Board of Directors, President and Chief Executive Officer	120	(5)	*	1,856,268	(6)	3.0%
Michael S. McClure, Executive Vice President, Chief Financial Officer and Treasurer	—		*	—		*	*
Wayne Johnson, Chief Investment Officer	—		*	—		*	*
Ken Morrison, Senior Vice President — Property Management	—		*	—		*	*
Paula Mathews, Executive Vice President and Assistant Secretary	—		*	—		*	*
Harold “Skip” Perry, Independent Director	9,715	(7)	*	9,715		*	*
Timothy S. Morris, Independent Director	9,657	(7)	*	9,657		*	*

All directors and executive officers as a group (8 persons)	19,503		*	1,875,651		3.1%

*	Represents less than 1% of our outstanding common stock as of March 31, 2015.
**	Represents less than 1% of our outstanding common stock and operating partnership units as of March 31, 2015.
(1)	The address of each beneficial owner listed is 111 Corporate Drive, Suite 120, Ladera Ranch, California 92694.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 31, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.
(3)	Assumes a total of 58,433,771 shares of common stock outstanding as of March 31, 2015.
(4)	Assumes a total of 60,919,362 shares of our common stock and operating partnership units are outstanding as of March 31, 2015, comprised of 58,433,771 shares of common stock and 2,485,591 operating partnership units which may be exchanged for cash or, at our option, shares of common stock on a one-for-one basis. Such amounts exclude the Class B units of limited partnership interest issued in connection with the Self Administration and Investment Management Transaction.
(5)	Includes 100 shares owned by Strategic Storage Advisor, LLC, which is indirectly owned and controlled by Mr. Schwartz.
(6)	Includes 1,856,148 units of limited partnership owned by Strategic Storage Holdings, LLC, Churchill TRI, LLC, Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC and USA SS REIT II Advisor, LLC. Mr. Schwartz is the manager or controlling beneficial owner of each of these entities. Mr. Schwartz disclaims beneficial ownership of these units, except to the extent of his pecuniary interest therein.

(7)	Each independent director was awarded 2,500 shares of restricted stock on January 27, 2009, which vested ratably over a period of four years from the date such independent director was appointed to our board of directors, and has been awarded 1,250 shares of restricted stock upon each of his re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election. The amounts listed include all shares of restricted stock that have vested as of March 31, 2015 or will vest within 60 days of such date plus shares purchased by the independent directors pursuant to our distribution reinvestment plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

General

Certain of our executive officers and one of our directors hold ownership interests in and/or are officers of our Former Sponsor, our Former Advisor, our Property Manager, our Dealer Manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these and other entities and their owners, which fiduciary duties can conflict with the duties that they owe to our stockholders and us. Their loyalties to these and other entities can result in actions or inactions that are detrimental to our business, which can harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Former Advisor; (6) compensation to our Former Advisor; and (7) our relationship with our Dealer Manager and Property Manager.

Until August 31, 2014, we were party to three types of agreements giving rise to material transactions between us and our affiliates, including our Advisory Agreement, our Property Management Agreements and our Dealer Manager Agreement. Our independent directors reviewed and approved the material transactions between us and our affiliates arising out of these agreements. Set forth below is a description of the relevant transactions with our affiliates, which we believed were executed on terms that were fair to the Company.

Advisory Agreement

Prior to the Self Administration and Investment Management Transaction, we did not have any employees. Our Former Advisor was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Former Advisor received various fees and expenses under the terms of our Former Advisory Agreement. Our Former Advisory Agreement also required our Former Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, were in excess of 15% of gross proceeds from our follow-on public offering of common stock (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Subsequent to the termination of our Offering on September 22, 2013, we have determined that these expenses did not exceed 15% of gross proceeds from the Offering. In addition, certain organization and offering costs of the Offering were paid by our Former Advisor on our behalf and reimbursed to our Former Advisor from the proceeds of the Offering. Organization and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Former Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Former Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Former Advisor was required to reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Offering on September 22, 2013, we have determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Our Former Advisor received acquisition fees equal to 2.5% of the contract purchase price of each property we acquired plus reimbursement of any acquisition expenses the Former Advisor incurred. Our Former Advisor also received a monthly asset management fee equal to one-twelfth of 1.0% of the average invested assets, as defined in the Former Advisory Agreement, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions; provided, however, that if the average invested assets, as defined, of our assets exceeded $500 million, the monthly asset management fee would be reduced to one-twelfth of 0.75% of the average invested assets, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Former Advisory Agreement), including payment of the fee, was greater than 100% of our distributions in any month (see footnote (2) in the following table for a discussion of the Former Advisor’s permanent waiver of certain asset management fees). The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions was equal to 2.0% of the gross revenues from the properties and was paid to affiliates of our Former Sponsor. Under our Former Advisory Agreement, and our articles of incorporation, as amended, our Former Advisor may have received disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Former Advisor provided substantial assistance in connection with the sale. The disposition fees paid to our Former Advisor were subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fees paid to our Former Advisor) may not have exceeded the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expensed
Reimbursement of operating expenses (1)	$775,473	$385,403	$33,476
Asset management fees (2)	4,071,601	5,050,668	4,521,867
Property management fees (3)(4)	3,793,069	4,889,019	3,732,149
Acquisition expenses	719,264	1,869,974	2,415,200
Additional Paid-in Capital
Selling commissions	—	7,215,235	7,402,084
Dealer manager fee	—	3,092,243	3,172,322
Reimbursement of offering costs	—	344,055	487,235

Total	$9,359,407	$22,846,597	$21,764,333

(1)	During the years ended December 31, 2013 and 2012, our Former Advisor permanently waived certain reimbursable indirect costs, primarily payroll and related overhead costs, related to administrative and management services, totaling approximately $975,000 and $960,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Former Advisor. During the eight months ended August 31, 2014 and three months ended December 31, 2013 our Former Advisor did not waive reimbursable indirect costs, and such reimbursable indirect costs totaled approximately $745,000 and $340,000, respectively, for such periods.
(2)	For the nine months ended September 30, 2013 our Former Advisor permanently waived asset management fees related to the Stockade Portfolio of approximately $525,000. During the eight months ended August 31, 2014 and three month period ended December 31, 2013 such amounts were not waived and approximately $470,000 and $175,000, respectively, of such costs were recorded. During the year ended December 31, 2012, our Former Advisor permanently waived asset management fees related to the Stockade Portfolio and our Dufferin property totaling approximately $186,000 and $37,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to our Former Advisor.
(3)	During the years ended December 31, 2013 and 2012, property management fees include approximately $27,000 and $100,000, respectively, of fees paid to the sub-property manager of our Canadian properties. Such sub-property management agreement was terminated effective March 31, 2013 at a cost of approximately $28,000.
(4)	During the eight months ended August 31, 2014 and the year ended December 31, 2013, our Property Manager permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $560,000 and $759,000, respectively. These amounts were waived permanently and accordingly, will not be paid to our Property Manager.

As of December 31, 2013, we had amounts due to affiliates totaling approximately $1,742,000. As of December 31, 2014, we had amounts due from affiliates totaling approximately $56,000 which is included in the other assets line item of our consolidated balance sheet.

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

Subject to the Acquisition Fee Tail Agreement, the SST II Advisor will receive acquisition fees equal to 1.75% of the contract purchase price of each property SST II acquires plus reimbursement of any acquisition expenses that SST II Advisor incurs. The SST II Advisor will also receive a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of SST II’s average invested assets, as defined.

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

The SSGT Public Offering Advisory Agreement also requires the SSGT Advisor to reimburse SSGT to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SSGT public offering. The SSGT Advisor will receive acquisition fees equal to 1% and 1.75% (subject to the Acquisition Fee Tail Agreement), respectively, of the contract purchase price of each property SSGT acquires plus reimbursement of any acquisition expenses the SSGT Advisor incurs pursuant to the SSGT Private Offering Advisory Agreement and the SSGT Public Offering Advisory Agreement. The SSGT Advisor will also receive a monthly asset management fee equal to 0.04167%, which is one-twelfth of 0.5%, of SSGT’s average invested assets, as defined. SSGT may also pay the SSGT Advisor a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of SSGT’s properties.

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

As of December 31, 2014 we had receivables due from SST II and SSGT, respectively, totaling approximately $1.1 million and $0.8 million, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Acquisition of Operational Assets of Strategic Storage Holdings and Other Transactions

On September 4, 2014, we, along with our Operating Partnership, entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with SSH, referred to herein as the Self Administration and Investment Management Transaction, pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Former Advisor and Property Manager. The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed.

SSH Contribution Agreement

On September 4, 2014, we along with our Operating Partnership, as Contributee, and SSH, as Contributor, entered into a Contribution Agreement (the “SSH Contribution Agreement”) whereby, effective August 31, 2014, our Operating Partnership acquired substantially all of SSH’s operating assets, including (a) SSH’s 100% membership interests in (i) the Property Manager, (ii) Strategic Storage Opportunities, LLC (“SSO”), (iii) Strategic Storage Realty Group, LLC, the parent company of the advisor and property manager for SST II and SSGT, respectively, and (iv) Strategic Capital Markets Group, LLC, which owns the 15% non-voting equity interest in Select Capital Corporation, our former Dealer Manager and the current dealer manager for SST II and SSGT, (b) all equipment, furnishings, fixtures, computer equipment and certain other personal property as set forth in the SSH Contribution Agreement, (c) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage” related trademarks), (d) all of SSH’s Software as defined in the SSH Contribution Agreement, (e) all of SSH’s processes, practices, procedures and workforce (including all of our executive officers and as of the closing date approximately 300 on-site self storage employees, regional and district managers and other personnel), and (f) certain other assets as set forth in the SSH Contribution Agreement, in exchange for $18 million in cash and 773,395 limited partnership units of the Operating Partnership (“OP Units”).

Termination of Advisory Agreements

On September 4, 2014, we along with our Operating Partnership entered into a Termination of Advisory Agreement (the “Advisory Agreement Termination”) with the Former Advisor. Pursuant to the Advisory Agreement Termination, effective as of August 31, 2014, our Advisory Agreement was terminated and is of no further force and effect.

In addition, Self Storage REIT, LLC, a wholly-owned subsidiary of our Operating Partnership (“REIT I”) entered into a Termination of Advisory Agreement (the “REIT I Advisory Agreement Termination”) with USA Self Storage Advisor LLC, the advisor to REIT I (“REIT I Advisor”), and Self Storage REIT II, LLC, a wholly-owned subsidiary of our Operating Partnership (“REIT II”) entered into a Termination of Advisory Agreement (the “REIT II Advisory Agreement Termination”) with USA SS REIT II Advisor, LLC, the advisor to REIT II (“REIT II Advisor”), resulting in the termination of the respective advisory agreements of REIT I and REIT II.

Contribution of Special Limited Partner Interests

On September 4, 2014, effective as of August 31, 2014, pursuant to a limited partner interest contribution agreement (the “Limited Partner Interest Contribution Agreement”), by and among our Operating Partnership, USA Self Storage REIT Operating Partnership, LP (“REIT I Operating Partnership”), USA SS REIT II Operating Partnership, L.P. (“REIT II Operating Partnership”), the Former Advisor, REIT I Advisor and REIT II Advisor, (1) the Former Advisor contributed its special limited partner interest in our Operating Partnership to our Operating Partnership in exchange for 659,696 OP Units and 691,876 Class B Limited Partnership Units of the Operating Partnership (“Class B Units”), (2) REIT I Advisor contributed both its special limited partner interest in our Operating Partnership and its Class B limited partnership units in REIT I Operating Partnership to our Operating Partnership in exchange for 102,846 OP Units and 107,863 Class B Units, and (3) REIT II Advisor contributed both its special limited partner interest in our Operating Partnership and its Class B limited partnership units in REIT II Operating Partnership to our Operating Partnership in exchange for 30,188 OP Units and 31,660 Class B Units.

As a result of the Limited Partner Interest Contribution Agreement, the Former Advisor, REIT I Advisor, and REIT II Advisor no longer have a special limited partner interest in our Operating Partnership, REIT I Operating Partnership, or REIT II Operating Partnership; however, the Former Advisor, REIT I Advisor and REIT II Advisor will now hold OP Units and Class B Units. The Class B Units shall have the following terms, rights and restrictions:

•	The Class B Units shall be converted on a per unit basis into OP Units at the later of (i) two years from the date of issuance, or (ii) the date on which the OP Units have a fully diluted estimated net asset value per unit (after giving effect to the conversion of the Class B Units) exceeding $10.81, calculated in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (IPA) in April 2013 (the “IPA Guidelines”); provided, however, that the estimated net asset value per unit shall take into account the value of the assets acquired by the Operating Partnership pursuant to the SSH Contribution Agreement and the Churchill Contribution Agreement (as defined below);

•	The Class B Units shall be automatically converted into OP Units in the event of a change in control or listing event (with market value in a listing measured by the average closing price during a 30-day period commencing at any time between 180 days and 540 days following listing) at a price in excess of $10.81 per share;

•	The Class B Units shall only be converted to the extent that, after giving effect to such conversion, the value of a share in the event of a change of control or listing event is greater than 10.81;

•	The Class B Units shall have no distribution rights and, hence, will receive no distributions prior to their conversion to OP Units; and

•	The Class B Units shall have no voting rights, except for approval rights for any amendments to the rights and obligations of the Class B Units.

Amendments to Operating Partnership Agreements

On September 4, 2014, effective as of August 31, 2014, we entered into a Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership (the “Operating Partnership Agreement”), which amends and supersedes the Second Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”). In addition, REIT I entered into Amendment No. 2 to the Agreement of Limited Partnership of REIT I Operating Partnership (the “REIT I OP Agreement Amendment”), and REIT II entered into Amendment No. 2 to the Agreement of Limited Partnership of REIT II Operating Partnership (the “REIT II OP Agreement Amendment”).

As a result of the entry into the above-described Limited Partner Interest Contribution Agreement and the Operating Partnership Agreement, the REIT I OP Agreement Amendment, and the REIT II OP Agreement Amendment, (1) references to the special limited partner interests previously held by the Former Advisor, REIT I Advisor, and REIT II Advisor in each of the respective operating partnerships have been removed from the respective agreements, in connection with the exchange of such interests pursuant to the Limited Partner Interest Contribution Agreement, and (2) provisions related to the subordinated incentive distributions payable to the special limited partners pursuant to the special limited partnership interests have been removed from the respective agreements. Accordingly, we and our Operating Partnership will no longer have any obligation to make the distributions of Net Sale Proceeds, Subordinated Incentive Listing Distribution, Subordinated Distribution Due Upon Extraordinary Transaction or Subordinated Distribution Due Upon Termination (each as defined in the Former OP Agreement).

Registration Rights Agreement

On September 4, 2014, effective as of August 31, 2014, in connection with the issuance of (i) OP Units to SSH, Churchill, the Former Advisor, REIT I Advisor and REIT II Advisor pursuant to the terms of the SSH Contribution Agreement, the Churchill Contribution Agreement (as described below), and the Limited Partner Interest Contribution Agreement, as applicable, and (ii) Class B Units, which are convertible into OP Units (as described in “Contribution of Special Limited Partner Interests” above), to the Advisor, REIT I Advisor, and REIT II Advisor, we entered into a registration rights agreement (the “Registration Rights Agreement”) with SSH, Churchill, the Former Advisor, REIT I Advisor and REIT II Advisor. Under the Registration Rights Agreement, we agreed to file, no later than six months following the date upon which our common stock becomes available for trading pursuant to the initial listing of such common stock on a national securities exchange, as such term is defined under the Securities Exchange Act of 1934, and use commercially reasonable efforts to cause to become effective as soon as practicable thereafter, a registration statement for the offering on a continuous or delayed basis in the future covering resales of shares of our common stock that may be acquired by SSH, Churchill, the Former Advisor, REIT I Advisor or REIT II Advisor in connection with the exercise by them of the exchange rights associated with the OP Units.

Agreement Regarding Acquisition Fees

In connection with the Self Administration and Investment Management Transaction, we, the Operating Partnership and SSH agreed that for a period of six months following the closing of the Self Administration and

Investment Management Transaction, subject to certain extensions, SSH, as the ultimate parent company of the Former Advisor and former ultimate parent company of Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, will retain any and all acquisition fees due under their respective advisory agreements with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction. The parties agreed that the first $2.0 million in such acquisition fees otherwise payable will be deferred until the payout ratio (as defined in the agreement and calculated to include the payment of any portion of the deferred fees that SSH is entitled to be paid) is 100% or less for any quarterly period.

Severance Agreements

On September 4, 2014, in connection with the Self Administration and Investment Management Transaction, the Operating Partnership entered into severance agreements (collectively, the “Severance Agreements”) with each of the following executive officers: H. Michael Schwartz, our Chief Executive Officer, President and Chairman of our board of directors, Paula Mathews, our Executive Vice President and Assistant Secretary, Michael S. McClure, our Executive Vice President, Chief Financial Officer and Treasurer, Wayne Johnson, our Senior Vice President – Acquisitions, Ken Morrison, our Senior Vice President – Property Management, and James L. Berg, our Secretary. The Severance Agreements were approved by the Compensation Committee of our board of directors.

Each of the Severance Agreements for our executive officers (collectively, the “Executive Officer Severance Agreements”) provide for separation payments upon the termination of the executive officer’s employment under various conditions. The level of severance pay depends upon the circumstances of the executive officer’s termination of employment. For example, if the executive officer were terminated by the Operating Partnership without Cause (as defined in the Executive Officer Severance Agreements ) and not in connection with a Change in Control (as defined in the Executive Officer Severance Agreements), then the executive officer would be entitled to a separation payment equal to the base salary for the applicable year and target bonus for the first fiscal year and average bonus thereafter (1.25 times these amounts for Mr. McClure and 3.0 times these amounts for Mr. Schwartz). If, within two years of a Change in Control, the executive officer were terminated by the Operating Partnership without Cause or the executive officer terminates his or her employment for Good Reason (as defined in the Executive Officer Severance Agreements), then the executive officer would be entitled to a severance payment equal to 2 times the base salary for the applicable year and target bonus for the first fiscal year and average bonus thereafter (2.5 times these amounts for Mr. McClure and 3.0 times these amounts for Mr. Schwartz). Upon death or disability of the executive officer, the executive officer (or his or her estate) will be entitled to receive a severance payment equal to base salary through the end of the applicable year plus any accrued but unpaid target bonus. If the executive officer terminates his or her employment voluntarily or if the executive officer were terminated by the Operating Partnership for Cause (as defined in the Executive Officer Severance Agreements), then such executive officer will only be entitled to $10,000. In each of the foregoing circumstances, if the executive officer violates any of the restrictive covenants set forth in the Executive Officer Severance Agreements, that executive officer’s right to receive severance payments pursuant to the Executive Officer Severance Agreements will end immediately.

Churchill Contribution Agreement

On September 4, 2014, effective as of August 31, 2014, we and our Operating Partnership, as Contributee, and Churchill TRI, LLC (“Churchill”), as Contributor, entered into a Contribution Agreement (the “Churchill Contribution Agreement”) whereby our Operating Partnership acquired Churchill’s ownership interest in SBOA TI Reinsurance Ltd., the Reinsurance Company, a Cayman Islands exempted company, which reinsures a portion of the insurance required by the insurer of our tenant insurance program, whereby tenants of our self storage facilities and tenants of other operators participating in the program can purchase insurance to cover damage or destruction to their property while stored at such facilities. In addition to the tenant insurance revenues we already receive pursuant to the program, we will now be entitled to receive our share of distributions of any profits generated by the Reinsurance Company depending on actual losses incurred by the program. Churchill contributed its interest in the Reinsurance Company in exchange for approximately $4.1 million in cash and 290,023 OP Units.

Pursuant to the terms of the SSH Contribution Agreement, Churchill Contribution Agreement and Limited Partner Interest Contribution Agreement, none of SSH, Churchill, the Advisor, the REIT I Advisor or the REIT II Advisor may transfer for a period of two years any of (a) the OP Units or Class B Units it receives pursuant to the SSH Contribution Agreement, Churchill Contribution Agreement or the Limited Partner Interest Contribution Agreement, as applicable, or (b) any shares of common stock of the Company held by any of them upon exchange of the OP Units or Class B Units pursuant to the provisions of the Operating Partnership Agreement, except for (i) certain permitted transfers and (ii) upon a change in control of the Company, such restrictions on transfer shall terminate.

Investment in Managed REITs

On July 31, 2014, SSTI Preferred Investor, LLC (the “SSTI Preferred Investor”), entered into a preferred unit purchase agreement (the “SSGT Unit Purchase Agreement”) with SS Growth Operating Partnership, L.P. (the “SSGT Operating Partnership”) and SSGT. Pursuant to the SSGT Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $18,100,000 through a preferred equity investment in the SSGT Operating Partnership (the “SSGT Investment”), which amount may be invested in one or more tranches, to be used for investments in self storage properties, as described in the SSGT Unit Purchase Agreement, in exchange for up to an aggregate of 724,000 preferred units of limited partnership interest of the SSGT Operating Partnership (the “SSGT Preferred Units”), each having a liquidation preference of $25.00 per SSGT Preferred Unit (the “SSGT Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor is entitled to receive current distributions (the “SSGT Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the SSGT Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the SSGT Current Distributions, the SSGT Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the SSGT Liquidation Amount through March 31, 2017; and (ii) thereafter, 6.35% per annum on the SSGT Liquidation Amount or (B) defer the additional distributions (“SSGT Deferred Distribution”), which SSGT Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the SSGT Deferred Distribution through March 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the SSGT Deferred Distribution. The SSGT Investment is redeemable at SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the SSGT Preferred Units. As of March 31, 2015, the SSTI Preferred Investor had invested approximately $17.5 million in the SSGT Operating Partnership.

On November 3, 2014, the SSTI Preferred Investor entered into a preferred unit purchase agreement (the “SST II Unit Purchase Agreement”) with Strategic Storage Operating Partnership II, L.P. (the “SST II Operating Partnership”) and SST II. Pursuant to the SST II Unit Purchase Agreement, the SSTI Preferred Investor agreed to provide up to $65 million through a preferred equity investment in the SST II Operating Partnership (the “SST II Investment”), which amount may be invested in one or more tranches, to be used for investments in self storage properties, as described in the SST II Unit Purchase Agreement, in exchange for up to an aggregate of 2.6 million preferred units of limited partnership interest of the SST II Operating Partnership (the “SST II Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “SST II Liquidation Amount”), plus all accumulated and unpaid distributions. The SSTI Preferred Investor is entitled to receive current distributions (the “SST II Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum on the SST II Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the SST II Current Distributions, the SST II Operating Partnership has the obligation to elect either (A) to pay the SSTI Preferred Investor additional distributions monthly in an amount equal to: (i) 4.35% per annum on the SST II Liquidation Amount through March 31, 2017; and (ii) thereafter, 6.35% per annum on the SST II Liquidation Amount or (B) defer the additional distributions (“SST II Deferred Distribution”), which SST II Deferred Distribution will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the SST II Deferred Distribution through March 31, 2017; and (ii) thereafter, LIBOR plus 12.85% of the SST II Deferred Distribution. The SST II Investment is redeemable at SSTI Preferred Investor’s discretion following certain events set forth in the designation of rights establishing the SST II Preferred Units. As of March 31, 2015, the SSTI Preferred Investor had invested approximately $56.5 million in the SST II Operating Partnership.

Tenant Reinsurance Program

Beginning in 2011, our Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities invested in a Cayman Islands company (the “Reinsurance Company”) that reinsures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or may be entitled to receive distributions of profits depending on actual losses incurred under the program. Effective August 31, 2014, we acquired such interest from our Chief Executive Officer and President. For the years ended December 31, 2014, 2013 and 2012, we recorded revenue of approximately $1.3 million, $1.6 million and $1.3 million respectively, in connection with this tenant reinsurance program while it was owned by such affiliates. For the year ended December 31, 2014, we recorded approximately $0.7 million in revenue from the program insurer, while we owned the tenant reinsurance interest.

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

Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for the Company by our independent registered public accounting firm, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent registered public accounting firm, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by CohnReznick LLP (“CohnReznick”) in the year ended December 31, 2014 were pre-approved in accordance with the policies set forth above.

Fees Paid to Independent Registered Public Accounting Firm

The Audit Committee reviewed the audit and non-audit services performed by CohnReznick, as well as the fees charged by CohnReznick for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of CohnReznick. The aggregate fees billed to us for professional accounting services provided by CohnReznick, including the audits of our annual financial statements, for the years ended December 31, 2014 and 2013, respectively, are set forth in the table below.

	2014	2013
Audit Fees	$338,000	$237,950
Audit-Related Fees	—	41,300
Tax Fees	294,800	235,560
All Other Fees	—	—

Total	$632,800	$514,810

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firm in connection with statutory and regulatory filings or engagements, and services that generally only an independent registered public accounting firm reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent registered public accounting firm, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The financial statements are included in Item 8 of the Original Form 10-K.

2.	Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 of the Original Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on April 29, 2015.

SMARTSTOP SELF STORAGE, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ H. MICHAEL SCHWARTZ H. Michael Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2015

/S/ MICHAEL S. MCCLURE Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 29, 2015

/S/ HAROLD “SKIP” PERRY Harold “Skip” Perry	Independent Director	April 29, 2015

/S/ TIMOTHY S. MORRIS Timothy S. Morris	Independent Director	April 29, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 24, 2014, Commission File No. 000-53644

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on November 24, 2014, Commission File No. 000-53644

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on November 15, 2012, Commission File No. 333-168905

4.2	Registration Rights Agreement, dated September 4, 2014, by and among the Company, Strategic Storage Holdings, LLC, Churchill TRI, LLC, Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.1	Employee and Director Long-Term Incentive Plan of the Company, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on March 7, 2008, Commission File No. 333-146959

10.2	Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2013, Commission File No. 000-53644

10.3	Collateral Loan Agreement for Prudential Loan by and among The Prudential Life Insurance Company of America and Eleven Special-Purpose Entities dated August 25, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.4	Form of Promissory Note for Prudential Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.5	Form of Mortgage or Deed of Trust and Security Agreement for Prudential Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.6	Form of Assignment of Leases and Rents for Prudential Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.7	Form of Supplemental Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.8	Form of Recourse Liabilities Guaranty for Prudential Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 31, 2010, Commission File No. 000-53644

10.9	Promissory Note for Citi Loan in favor of The Citigroup Global Markets Realty Corp. dated January 28, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.10	Loan Agreement for Citi Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.11	Limited Recourse Guaranty for Citi Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 3, 2011, Commission File No. 000-53644

10.12	Loan Agreement for Bank of America Loan between EP Rhino, DST and Bank of America, N.A. dated November 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.13	Promissory Note for Bank of America Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 7, 2011, Commission File No. 000-53644

10.14	Purchase and Sale Agreement Related to B&B Portfolio dated March 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2011, Commission File No. 000-53644

10.15	Loan Agreement for ING Loan by and among ING Life Insurance and Annuity Company, 11 Special-Purpose Entities, and the Company dated June 10, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.16	Form of Mortgage, Deed of Trust or Deed to Secure Debt for ING Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.17	Form of Security Agreement for ING Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.18	Form of Promissory Note for ING Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.19	Form of Assignment of Leases and Rents for ING Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.20	Form of Guaranty of Affiliate Loans for ING Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.21	Form of Limited Guaranty for ING Loan, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on June 14, 2011, Commission File No. 000-53644

10.22	Note for the KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

Exhibit No.	Description

10.24	Collateral Assignment of Leases and Rents for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.25	Collateral Assignment of Management Contract for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.26	Collateral Assignment and Security Agreement in Respect of Contracts, Licenses and Permits for the La Cienega-LA Property for the KeyBank Loan, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.27	Pledge and Security Agreement for the KeyBank Loan, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 8, 2011, Commission File No. 000-53644

10.28	Purchase and Sale Agreement for the Homeland Portfolio, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 13, 2011, Commission File No. 000-53644

10.29	Second Amended and Restated Credit Agreement for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.30	Second Amended and Restated Guaranty for the Second Restated KeyBank Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.31	Amended and Restated Credit Agreement for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.32	Amended and Restated Guaranty for the KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 3, 2012, Commission File No. 000-53644

10.33	Purchase and Sale Agreement Related to the Stockade Portfolio dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 25, 2012, Commission File No. 000-53644

10.34	First Amendment to Second Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 16, 2012, Commission File No. 000-53644

10.35	Loan Agreement with KeyBank, National Association for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.36	Promissory Note for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

Exhibit No.	Description

10.37	Guaranty for the KeyBank CMBS Loan dated as of October 10, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 15, 2012, Commission File No. 000-53644

10.38	Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.39	Promissory Note for KeyBank Revolver, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.40	Guaranty for KeyBank Revolver, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 1, 2013, Commission File No. 000-53644

10.41	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2014, Commission File No. 000-53644

10.42	Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 31, 2014, Commission File No. 000-53644

10.43	Contribution Agreement, dated as of September 4, 2014, by and among the Company and Strategic Storage Operating Partnership, L.P., as Contributee, and Strategic Storage Holdings, LLC, as Contributor, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.44	Termination of Advisory Agreement, dated as of September 4, 2014, by and among the Company, Strategic Storage Operating Partnership, L.P., and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.45	Limited Partner Interest Contribution Agreement, dated as of September 4, 2014, by and among Strategic Storage Operating Partnership, L.P., USA Self Storage Operating Partnership, LP, USA SS REIT II Operating Partnership, L.P., Strategic Storage Advisor, LLC, USA Self Storage Advisor LLC, and USA SS REIT II Advisor, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.46	Third Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.47	Form of Executive Officer Severance Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 5, 2014, Commission File No. 000-53644

10.48	Credit Agreement for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

10.49	KeyBank Promissory Note for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

10.50	Fifth Third Promissory Note for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

Exhibit No.	Description

10.51	Guaranty for KeyBank Bridge Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 5, 2014, Commission File No. 000-53644

21.1	Subsidiaries of SmartStop Self Storage, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

23.1	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

101	The following SmartStop Self Storage, Inc. financial information for the Year Ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, incorporated by reference to Exhibit 101 to the Company’s Form 10-K, filed on March 25, 2015, Commission File No. 000-53644

*	Filed herewith.