Form 10-Q
period 2015-03-31
SmartStop Self Storage, Inc.
filed 2015-05-14
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2015: 58,433,771, $0.001 par value per share.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”), for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$198,208,153	$198,963,903
Buildings	473,127,493	471,514,948
Site improvements	46,044,042	45,757,720

	717,379,688	716,236,571
Accumulated depreciation	(70,460,667)	(65,612,805)

	646,919,021	650,623,766
Construction in process	2,869,094	2,063,594

Real estate facilities, net	649,788,115	652,687,360
Cash and cash equivalents	12,329,691	14,934,776
Restricted cash	5,080,296	5,124,979
Investments in unconsolidated entities	7,459,489	7,459,489
Investments in and advances to managed REITs	80,507,717	18,970,033
Other assets	4,861,693	4,785,443
Deferred financing costs, net of accumulated amortization	6,185,037	6,595,933
Intangible assets, net of accumulated amortization	7,664,028	10,700,348
Trademarks, net of accumulated amortization	11,430,000	11,460,000
Goodwill	12,705,000	12,705,000

Total assets	$798,011,066	$745,423,361

LIABILITIES AND EQUITY
Debt	$479,943,637	$421,314,180
Accounts payable and accrued liabilities	15,996,460	16,049,595
Distributions payable	3,614,269	3,587,764
Deferred tax liability	238,255	291,091

Total liabilities	499,792,621	441,242,630
Commitments and contingencies (Note 10)
Equity:
SmartStop Self Storage, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 58,433,771 and 57,985,861 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	58,434	57,986
Additional paid-in capital	499,736,388	495,105,818
Distributions	(157,052,416)	(147,014,446)
Accumulated deficit	(63,448,035)	(64,692,729)
Accumulated other comprehensive loss	(4,264,255)	(2,831,301)

Total SmartStop Self Storage, Inc. equity	275,030,116	280,625,328

Noncontrolling interest in our Operating Partnership	23,108,958	23,476,228
Other noncontrolling interests	79,371	79,175

Total noncontrolling interests	23,188,329	23,555,403

Total equity	298,218,445	304,180,731

Total liabilities and equity	$798,011,066	$745,423,361

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Self storage rental revenue	$24,077,927	$22,443,368
Ancillary operating revenue	723,467	689,576
Investment management revenue – affiliates	635,530	—

Total revenues	25,436,924	23,132,944

Operating expenses:
Property operating expenses	8,545,661	7,792,740
Property operating expenses – affiliates	—	2,887,210
Investment management expenses	523,199	—
General and administrative	2,742,661	1,187,223
Depreciation	5,148,918	4,829,150
Intangible amortization expense	1,323,046	1,663,256
Self administration and investment management transaction expenses	—	192,315
Acquisition expenses – affiliates	—	508,542
Other acquisition expenses	78,359	44,794

Total operating expenses	18,361,844	19,105,230

Operating income	7,075,080	4,027,714
Other income (expense):
Interest expense	(5,330,656)	(4,620,158)
Deferred financing amortization expense	(648,690)	(288,188)
Equity in earnings of unconsolidated entities	1,576,302	200,447
Other	(1,365,395)	(359,471)

Net income (loss)	1,306,641	(1,039,656)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(61,751)	8,584
Net income attributable to other noncontrolling interests	(196)	(2,611)

Net income (loss) attributable to SmartStop Self Storage, Inc.	$1,244,694	$(1,033,683)

Net income (loss) per share – basic	$0.02	$(0.02)
Net income (loss) per share – diluted	$0.02	$(0.02)

Weighted average shares outstanding – basic	58,157,475	56,357,846
Weighted average shares outstanding – diluted	58,162,068	56,357,846

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$1,306,641	$(1,039,656)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,432,954)	(557,825)
Change in fair value of interest rate swap	—	56,216

Other comprehensive loss	(1,432,954)	(501,609)

Comprehensive loss	(126,313)	(1,541,265)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	15,569	13,575
Comprehensive income attributable to other noncontrolling interests	(196)	(2,611)

Comprehensive loss attributable to SmartStop Self Storage, Inc.	$(110,940)	$(1,530,301)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2014	57,985,861	$57,986	$495,105,818	$(147,014,446)	$(64,692,729)	$(2,831,301)	$280,625,328	$23,555,403	$304,180,731
Distributions ($0.70 per share)	—	—	—	(10,037,970)	—	—	(10,037,970)	—	(10,037,970)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(429,021)	(429,021)
Issuance of shares for distribution reinvestment plan	447,910	448	4,573,408	—	—	—	4,573,856	—	4,573,856
Stock based compensation expense	—	—	57,162	—	—	—	57,162	—	57,162
Net income attributable to SmartStop Self Storage, Inc.	—	—	—	—	1,244,694	—	1,244,694	—	1,244,694
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	61,947	61,947
Foreign currency translation adjustment	—	—	—	—	—	(1,432,954)	(1,432,954)	—	(1,432,954)

Balance as of March 31, 2015	58,433,771	$58,434	$499,736,388	$(157,052,416)	$(63,448,035)	$(4,264,255)	$275,030,116	$23,188,329	$298,218,445

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,306,641	$(1,039,656)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	7,067,818	6,780,594
Noncash interest expense	(28,991)	(16,612)
Expense related to issuance of restricted stock	57,162	6,497
Equity in earnings of unconsolidated entities	(1,433,196)	(199,857)
Distributions from unconsolidated entities	296,402	236,100
Foreign currency exchange loss	1,320,073	264,581
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	44,683	1,180,627
Other assets	(210,746)	153,128
Accounts payable and other accrued liabilities	352,515	(745,869)
Due to affiliates	—	(345,943)
Advances to managed REITs	(1,627,424)	—

Net cash flows provided by operating activities	7,144,937	6,273,590

Cash flows from investing activities:
Purchase of real estate	(4,375,000)	(11,585,000)
Additions to real estate facilities	(453,213)	(365,738)
Development and construction of real estate facilities	(1,767,241)	(1,447,448)
Deposits on acquisitions of real estate facilities	(50,000)	(226,283)
Investments in managed REITs	(57,000,000)	—
Additional investment in unconsolidated entities	—	(5,741,431)

Net cash flows used in investing activities	(63,645,454)	(19,365,900)

Cash flows from financing activities:
Proceeds from issuance of real estate secured debt	7,200,000	—
Proceeds from issuance of KeyBank Bridge Loan	57,000,000	—
Principal payments on real estate secured debt	(1,248,327)	(1,076,412)
Repayment of real estate secured debt	(2,877,104)	—
Deferred financing costs	(250,876)	(198,545)
Offering costs	—	(39,209)
Distributions paid to common stockholders	(5,437,609)	(5,195,123)
Distributions paid to noncontrolling interests	(429,021)	(93,807)
Due to affiliates	—	54,325

Net cash flows provided by (used in) financing activities	53,957,063	(6,548,771)

Effect of exchange rate changes on cash	(61,631)	(28,660)

Decrease in cash and cash equivalents	(2,605,085)	(19,669,741)
Cash and cash equivalents, beginning of period	14,934,776	39,603,949

Cash and cash equivalents, end of period	$12,329,691	$19,934,208

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$5,161,049	$4,709,627
Interest capitalized	$124,371	$79,150
Distributions payable	$3,614,269	$3,389,509
Issuance of shares pursuant to distribution reinvestment plan	$4,573,856	$4,512,649
Issuance of limited partnership units in our Operating Partnership related to the San Francisco property	$—	$2,120,000
Foreign currency translation adjustment – Real estate facilities, net	$(4,251,660)	$(1,507,440)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1. Organization

SmartStop Self Storage, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to SmartStop Self Storage, Inc.

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

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Former Sponsor”), served as our sponsor. Our Former Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Former Sponsor owns a majority of SSH, which was the sole member of both our Former Advisor and our Property Manager. Our Former Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our former advisory agreement we had with our Former Advisor (our “Former Advisory Agreement”). Some of the officers of our Former Advisor were also officers of our Former Sponsor and of us.

On August 24, 2007, our Former Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Third Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001.

Our Operating Partnership, a Delaware limited partnership, was formed on August 14, 2007. On August 24, 2007, our Former Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. Inclusive of the Class B limited partnership interests, as of March 31, 2015, we owned 94.62% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests (inclusive of the Class B limited partnership interests) are owned by unaffiliated third parties (1.02%) and our Former Advisor and its affiliates (4.36%) and totaled 3,316,992 limited partnership units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks; advisory and property management services; and earn tenant insurance related revenue) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares of common stock for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2015, we had sold approximately 56 million shares of common stock for gross proceeds of approximately $572 million under all of our offerings. On April 2, 2015 our board of directors approved the suspension of our distribution reinvestment plan. See Note 10 for additional information.

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

March 31, 2015

On September 4, 2014, we adopted the Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership and issued Class B Limited Partnership Units (“Class B Units”) in connection with the Self Administration and Investment Management Transaction. See Note 3, Self Administration and Investment Management Transaction, for additional information.

As of March 31, 2015, we owned 127 self storage facilities (126 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada (the Greater Toronto Area). As of March 31, 2015, we also had noncontrolling interests in two additional self storage facilities.

As a result of the Self Administration and Investment Management Transaction, we are now the sponsor for SSGT and SST II and are therefore entitled to receive various fees and expense reimbursements pursuant to the respective advisory and property management agreements. As of March 31, 2015, SSGT owned nine self storage properties and SST II owned 26 self storage properties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Reclassifications

Certain amounts previously reported in our 2014 financial statements have been reclassified to conform to the fiscal 2015 presentation.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (a “VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2015 and December 31, 2014, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first three months of 2015 and 2014, respectively. We do not expect, nor to date have

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2015 and 2014 we expensed approximately $0.1 million and $0.6 million, respectively, of acquisition related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of March 31, 2015 and December 31, 2014, no impairment losses have been recognized.

Goodwill Valuation

We have recorded goodwill of approximately $12.7 million as a result of the Self Administration and Investment Management Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We will perform an annual impairment test for goodwill and between annual tests, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment tests of goodwill, we will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge will be recognized.

Trademarks

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for six years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax cash flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

In connection with the Self Administration and Investment Management Transaction, we recorded $11.5 million associated with the two primary trademarks acquired. Prior thereto we had no amounts recorded related to trademarks.

Approximately $10.9 million of the original $11.5 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $0.6 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period. As of March 31, 2015 and December 31, 2014, we had accumulated amortization of $70,000 and $40,000, respectively, associated with the “Strategic Storage®” trademark.

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

We owned a 12% interest in Westport LAX LLC, a joint venture that originally acquired a net leased industrial property (the “Hawthorne Property”) in California. This investment was accounted for under the equity method. In July 2014 the Hawthorne Property was sold, and we received a distribution of approximately $3 million relative to our 12% ownership in Westport LAX LLC, resulting in a gain of approximately $1.9 million. During the three months ended March 31, 2015, we received our final distribution and Westport LAX LLC was dissolved.

Hawthorne LLC, an affiliate of our Former Sponsor, owned 78% of Westport LAX LLC, and we had a preferred equity interest in Hawthorne LLC which entitled us to distributions equal to 10% per annum on our investment of approximately $6.9 million pursuant to terms of the preferred equity interest in Hawthorne LLC. In August 2014 we received our preferred investment in full along with the accumulated preferred return thereon in connection with the sale of the Hawthorne Property. The remaining 10% interest in Westport LAX LLC was owned by a third party, who was also the co-manager, along with our Former Sponsor, of the Hawthorne Property. Such third party was the acting manager and directed the operating activities of the property that determined its economic performance. We, along with other non-affiliated parties, were guarantors on the approximately $19 million loan that encumbered the Hawthorne Property until the property was sold in July 2014 and the loan was assumed by the buyer. As of March 31, 2015, we had no further exposure to loss as a result of our involvement with this VIE.

Investments in and Advances to Managed REITs

As of March 31, 2015, we owned equity investments with a carrying value of approximately $0.3 million in the Managed REITs. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recoded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Also included in investments in and advances to managed REITs are receivables from the Managed REITs of approximately $6.3 million and our investment in the preferred units in the Managed REITs, totaling approximately $73.9 million. For additional discussion, see Note 8.

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

Investment management revenue – affiliates includes advisory, asset management, property management and other similar fees. Such fees are earned pursuant to the advisory and property management agreements with the Managed REITs. The fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

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

Depreciation of Personal Property Assets

Personal property assets, consisting primarily of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets in our consolidated balance sheets.

Intangible Assets

We allocate a portion of the real estate purchase price of a property to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2015 and December 31, 2014, accumulated amortization of in-place lease intangibles totaled approximately $51.4 million and $50.5 million, respectively.

In connection with the Self Administration and Investment Management Transaction, we allocated a portion of the consideration to the contracts that we acquired to manage the Managed REITs. We are amortizing certain amounts on a straight-line basis over the estimated benefit period of those contracts. As of March 31, 2015, the original gross amount

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

allocated to the contracts was $5.3 million and the accumulated amortization was approximately $0.3 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively. Approximately $2.7 million of value related to the management contracts was derived from cash flows we expected to be collected and subsequently paid to SSH, pursuant to the Acquisition Fee Tail Agreement. Such cash flows or receivables recorded from the Managed REITs, reduced the carrying value of the management contracts. As of March 31, 2015 and December 31, 2014, approximately $2.5 million and $0.4 million of such cash flows or receivables had reduced the carrying value of the contracts. Such receivables of approximately $2.1 million are included in investments in and advances to managed REITs in our consolidated balance sheets.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2015 and December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $8.0 million and $7.3, respectively.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three months ended March 31, 2015 and 2014, we recorded losses of approximately $1.3 million and approximately $265,000, respectively.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The table below summarizes our fixed rate notes payable at March 31, 2015 and December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts, which amounts were derived using Level 3 inputs. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$299,118,411	$283,541,492	$303,295,393	$287,655,570

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through December 24, 2014, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we had determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. Through December 24, 2014, we had Level 2 derivatives (interest rate swap) classified in accounts payable and accrued liabilities in our consolidated balance sheets.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Per Share Data

Basic earnings per share attributable to SmartStop Self Storage, Inc. for all periods presented are computed by dividing net income (loss) attributable to SmartStop Self Storage, Inc. by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to SmartStop Self Storage, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For the three months ended March 31, 2014, 6,250 shares of unvested restricted stock were not included in the diluted weighted average shares calculation, as such shares were antidilutive.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted the guidance effective January 1, 2015 and its adoption did not have a material impact on our consolidated financial statements or financial statement disclosures.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Agreement Regarding Acquisition Fees

We, the Operating Partnership and SSH agreed that for a period of six months following the closing of the Self Administration and Investment Management Transaction, subject to certain extensions, SSH, as the parent company of the

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Former Advisor and former ultimate parent company of Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, will retain any and all acquisition fees that would have been due under their respective advisory agreements (“Acquisition Fee Tail Agreement”) with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction. The parties agreed that the first $2.0 million in such acquisition fees otherwise payable will be deferred until the payout ratio (as defined in the agreement and calculated to include the payment of any portion of the deferred fees that SSH is entitled to be paid) is 100% or less for any quarterly period. Such payment ratio had not been achieved as of March 31, 2015 and no amounts had been paid to SSH as of March 31, 2015 under the Acquisition Fee Tail Agreement.

Fair Value of Consideration Transferred

We accounted for the SSH Contribution Agreement discussed above as a business combination under the acquisition method of accounting. During the three months ended March 31, 2015 and 2014, we incurred none and approximately $192,000, respectively, for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration and Investment Management Transaction, which are included in the self administration and investment management transaction expenses line-item in the accompanying consolidated statements of operations.

We are in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration transferred; thus, the fair values are subject to change. The estimated fair value of the consideration transferred totaled approximately $29.1 million and consisted of the following:

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

September 4, 2014
Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$90,351
Property and equipment	157,000
Investments in and advances to managed REITs	403,000
Other assets	87,835
Trademarks	11,500,000
Management contracts	5,290,000

Total identifiable assets acquired	17,528,186

Identifiable Liabilities Assumed at Fair Value
Accounts payable and accrued expenses	783,700
Deferred tax liabilities, net	330,000

Total liabilities assumed	1,113,700

Net identifiable assets acquired	16,414,486
Goodwill	12,705,000

Net assets acquired	$29,119,486

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The fair value of the total consideration of the interest in the Reinsurance Company has been preliminarily determined to be approximately $7.3 million, which consisted of approximately $4.1 million in cash and approximately $3.2 million in OP Units. Such amount is recorded in the investments in unconsolidated entities line-item in the accompanying consolidated balance sheets. Such investment is accounted for pursuant to the cost method of accounting and we recorded approximately $0.1 million of income during the three months ended March 31, 2015.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Note 4. USA SF Self Storage, DST Acquisition

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

As of March 31, 2015, the SF DST had net real estate assets of approximately $16.3 million, approximately $10.1 million of secured debt and there was approximately $0.1 million of noncontrolling interest related to this entity. Such assets are only available to satisfy the obligations of the SF DST. The lenders of the secured debt have no recourse to other Company assets.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 5. Real Estate Facilities

The following summarizes our activity in real estate facilities during the three months ended March 31, 2015:

Real estate facilities
Balance at December 31, 2014	$716,236,571
Facility acquisition	4,025,000
Impact of foreign exchange rate changes	(4,251,660)
Improvements and additions	1,369,777

Balance at March 31, 2015	$717,379,688

Accumulated depreciation
Balance at December 31, 2014	$(65,612,805)
Depreciation expense and impact of foreign exchange rate changes	(4,847,862)

Balance at March 31, 2015	$(70,460,667)

The following table summarizes the preliminary purchase price allocation for our acquisition for the three months ended March 31, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2015 Revenue(2)	2015 Property Operating Income(2)(3)
Tempe II – AZ	3/26/2015	$4,025,000	$350,000	$4,375,000	$1,800,000	$5,799	$3,954

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facility acquired above have been included in the Company’s statement of operations since its acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisition. We anticipate finalizing the purchase price allocations by December 31, 2015, as further evaluations are completed and additional information is received from third parties.

The above property was acquired from an unaffiliated third party.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 6. Debt

The Company’s real estate secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	March 31, 2015	December 31, 2014	Interest Rate	Maturity Date
Montgomery	$2,591,467	$2,612,966	6.42%	7/1/2016
Seabrook	4,346,767	4,367,488	5.73%	1/1/2016
Greenville	2,178,267	2,188,628	5.65%	3/1/2016
Kemah	8,562,326	8,598,982	6.20%	6/1/2016
Memphis	2,414,069	2,424,933	5.67%	12/1/2016
Tallahassee	7,321,613	7,348,537	6.16%	8/1/2016
Houston	1,930,505	1,941,214	5.67%	2/1/2017
San Francisco	10,079,087	10,117,163	5.84%	1/27/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,485,777	1,491,346	5.72%	6/1/2017
Pearland	3,381,849	3,394,063	5.93%	7/1/2017
Daphne	1,163,995	1,208,821	5.47%	8/1/2020
Mesa(1)	—	2,896,216	5.38%	4/1/2015
Prudential Portfolio Loan(2)(3)	30,376,373	30,513,676	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada(4)	4,995,837	5,474,639	4.50%	4/15/2017
Citi Loan(5)	27,553,032	27,670,035	5.77%	2/6/2021
Bank of America Loan – 1(6)	4,216,926	4,239,060	5.18%	11/1/2015
Bank of America Loan – 2(7)	6,389,772	6,423,310	5.18%	11/1/2015
Bank of America Loan – 3(8)	11,484,960	11,545,242	5.18%	11/1/2015
Prudential – Long Beach(9)	6,395,329	6,423,724	5.27%	9/5/2019
Citi Las Vegas Loan(10)	7,285,821	7,317,419	5.26%	6/6/2021
ING Loan(11)	20,837,260	20,925,260	5.47%	7/1/2021
Ladera Ranch	6,516,325	6,553,400	5.84%	6/1/2016
Las Vegas V	1,577,386	1,588,164	5.02%	7/1/2015
Mississauga(12) – Ontario, Canada	5,721,965	6,221,162	4.85%	10/31/2015
Chantilly(13)	3,351,427	3,366,277	4.75%	6/6/2022
Brampton(14) – Ontario, Canada	5,484,341	5,962,807	5.10%	6/30/2016
Citi Stockade Loan – 1(15)	18,083,269	18,154,898	4.60%	10/6/2022
KeyBank CMBS Loan(16)	30,366,162	30,491,663	4.65%	11/1/2022
Citi Stockade Loan – 2(17)	19,261,991	19,337,508	4.61%	11/6/2022
Bank of America Loan – 4(18)	6,299,419	6,320,108	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan(19)	3,000,000	3,000,000	4.08%	3/6/2023
KeyBank Revolver(20)	106,200,000	99,000,000	1.68%	10/25/2016
John Hancock Loan(21)	16,313,984	16,390,144	6.36%	6/1/2018
Net fair value adjustment	776,336	805,327

Total secured debt	$405,943,637	$404,314,180

(1)	On March 26, 2015, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	The Dufferin property is encumbered with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.0% (subject to a reduction in certain circumstances). The rate in effect at March 31, 2015 was 4.5%.
(5)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago –95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of March 31, 2015 was approximately $48.8 million. Such amounts are only available to satisfy the obligations of this loan.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of March 31, 2015 was approximately $8.8 million. Such amounts are only available to satisfy the obligations of this loan.
(11)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(12)	This loan is a Canadian dollar denominated construction loan, which bears interest at the bank’s floating rate, plus 2% (totaling 4.85% as of March 31, 2015).
(13)	The net book value of the Chantilly property as of March 31, 2015 was approximately $6.4 million. Such amounts are only available to satisfy the obligations of this loan.
(14)	This loan is a Canadian dollar denominated construction loan, which bears interest at the bank’s floating rate, plus 2.25% (totaling 5.1% as of March 31, 2015).
(15)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of March 31, 2015 was approximately $33.1 million. Such amounts are only available to satisfy the obligations of this loan.
(16)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of March 31, 2015 was approximately $40.0 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of March 31, 2015 was approximately $34.8 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This loan encumbers the Ridgeland and Canton properties.
(19)	This loan encumbers the Morgan Hill property. The net book value of the encumbered property as of March 31, 2015 was approximately $5.1 million. Such amount is only available to satisfy the obligations of this loan.
(20)	On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and twelve other properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston, Phoenix I, Riverdale, SF Bay Area – Vallejo, Hampton II, Chandler, San Lorenzo, Mesa and Tempe II). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 1.68% as of March 31, 2015. For additional discussion, see “KeyBank Revolver” below.
(21)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

As of March 31, 2015 and December 31, 2014, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $636 million and $638 million, respectively.

KeyBank Revolver

On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership (collectively with the Operating Partnership, the “Borrower”), we obtained a revolving loan from KeyBank, National Association (“KeyBank”) for borrowings up to $75 million (as amended, the “KeyBank Revolver”). The initial amount funded at closing was $71 million (the “Initial Draw”), $45 million of which was used to pay off the outstanding principal amount under the Second Restated KeyBank Loan (discussed below), and thereby release the 12 properties comprising the Homeland Portfolio that were serving as collateral for the Second Restated KeyBank Loan , and approximately $26 million of which was used to partially fund the acquisition of three properties in Knoxville, Tennessee and one in Montgomery, Alabama (the “Knoxville Portfolio”). During the first quarter of 2014 the aggregate commitment under the KeyBank Revolver was increased from $75 million to $100 million. In March 2015, we amended the KeyBank Revolver increasing the aggregate commitment from $100 million to $115 million. In addition, there are now five participating lenders, including KeyBank.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

In July 2014, we borrowed an additional $10 million on the KeyBank Revolver, bringing the then total outstanding amount to $99 million.

In March 2015, we borrowed an additional approximately $7 million to repay the previously outstanding mortgage of approximately $2.9 million on the Mesa property, fund the purchase of the Tempe II property and for general corporate purposes, bringing the total outstanding amount as of March 31, 2015 to approximately $106 million.

Subsequent to March 31, 2015, additional borrowings under the KeyBank Revolver were made. See Note 13 Subsequent Events.

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

During the first 18 months of the KeyBank Revolver, we had the ability to request increases in the aggregate commitment up to a maximum of $200 million in minimum increments of $10 million. We also had the ability to reduce the aggregate commitment in minimum increments of $10 million during the life of the loan, provided, however, that at no time will the aggregate commitment be reduced to less than $25 million unless the KeyBank Revolver is paid in full.

The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on the properties in the Homeland Portfolio, the properties in the Knoxville Portfolio, and twelve of our other self storage properties, and is cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Revolver may be prepaid or terminated at any time without penalty, provided, however, that KeyBank and any other lender shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 28, 2013 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Revolver.

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

March 31, 2015

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

Under the terms of the KeyBank Bridge Loan, the SSTI Preferred Investor may borrow up to $80 million. As of December 31, 2014 and March 31, 2015 approximately $17 million and approximately $74 million was outstanding, respectively. The KeyBank Bridge Loan may be fully funded through a maximum of seven draws no later than June 30, 2015. Amounts repaid under the KeyBank Bridge Loan may not be redrawn. Subsequent to March 31, 2015, additional borrowings under the KeyBank Bridge Loan were made. See Note 13 Subsequent Events.

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

The SSTI Preferred Investor must reduce the principal amount of the KeyBank Bridge Loan to no greater than the amounts and on the corresponding dates provided below, commencing on the date that is the earlier of (a) the last day of the second month following the acquisition of the last Portfolio Property (as defined in the Credit Agreement) by SS Growth Operating Partnership, or SST II Operating Partnership; or (b) May 31, 2015 (such date, (a) or (b), is the “Curtailment Date”). As not all of the Portfolio Properties had closed as of March 31, 2015, the Curtailment Date will be May 31, 2015. Such reductions may be satisfied through (i) principal paydowns or (ii) a termination by the SSTI Preferred Investor of a portion of the undrawn commitment amount by notice to KeyBank or any combination of (i) and (ii).

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2015:

2015	$57,651,888
2016	198,035,808
2017	48,846,689
2018	18,824,858
2019	36,784,676
2020 and thereafter	119,023,382

Total payments(1) (2)	479,167,301
Unamortized fair value adjustment	776,336

Total	$479,943,637

(1)	Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	Such table only includes principal payment requirements as of March 31, 2015, and therefore does not include additional payment obligations related to our additional borrowings subsequent to March 31, 2015, see Note 13 Subsequent Events.

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2015 was approximately 5.45%.

Note 7. Derivative Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and or interest rate caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives was recognized directly in earnings, of which there was none during the three months ended March 31, 2014. During 2015, we did not have any such designated hedges.

Commensurate with the expiration of our interest rate swap, we entered into an interest rate cap, with a notional amount of $75 million, which limits the underlying index rate on our LIBOR based loan to a maximum of 1% through June 30, 2015.

The initial cost of our interest rate cap and the fair value as of March 31, 2015 were not material.

Note 8. Related Party Transactions

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

As of March 31, 2015, SSGT owned nine self storage properties and SST II owned 26 self storage properties.

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

March 31, 2015

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Property Management Agreements

Commencing September 1, 2014, our indirect subsidiaries, Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REITs Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties. For the three months ended March 31, 2015 such payroll related costs totaled approximately $0.4 million.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Summary of Fees and Reimbursable Costs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees and reimbursable costs recorded for the three months ended March 31, 2015:

	Revenues	Reimbursable Costs (1)
Property Management Agreement - SST II	$278,673	$407,951
Property Management Agreement - SSGT	94,433	158,695
Advisory Agreement - SST II	146,261	247,913
Advisory Agreement - SSGT	82,361	189,865
Other	33,802	7,104

Total	$635,530	$1,011,528

(1)	Reimbursable costs include reimbursement of both the SST II and SSGT Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

As of March 31, 2015 and December 31, 2014, the SSTI Preferred Investor had invested in total approximately $17 million and approximately $10 million in the SS Growth Operating Partnership, respectively. As of March 31, 2015 and December 31, 2014, the SSTI Preferred Investor had invested in total approximately $56.5 million and approximately $7 million in the SST II Operating Partnership, respectively. Such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets.

For the three months ended March 31, 2015, we recorded income related to the Current Distributions, totaling approximately $0.9 million which is included in equity in earnings of unconsolidated entities in our consolidated statements of operations. Additionally, we recorded approximately $0.5 of income related to the accretion of additional issuances of preferred units by SSGT and SST II, pursuant to the unit purchase agreements to reimburse our costs to obtain the KeyBank Bridge Loan, which is included in equity in earnings of unconsolidated entities in our consolidated statements of operations.

Subsequent to March 31, 2015, the SSTI Preferred Investor made additional preferred investments into SST II Operating Partnership totaling approximately $3 million. See Note 13.

Below is a summary of our investments in and advances to the Managed REITs:

	March 31, 2015	December 31, 2014
SST II Investment	$56,461,981	$6,517,119
SST II Current Distributions receivable	586,060	37,495
Investment in SST II common equity	170,733	166,786
SST II acquisition fees receivable	1,934,275	—
SST II advances(1)	2,216,690	1,046,539

Total investments in and advances to SST II	$61,369,739	$7,767,939

SSGT Investment	$17,461,577	$10,263,582
SSGT Current Distributions receivable	187,062	61,163
Investment in SSGT common equity	150,252	177,303
SSGT acquisition fees receivable	159,000	—
SSGT advances(1)	1,180,087	700,046

Total investments in and advances to SSGT	$19,137,978	$11,202,094

Total investments in and advances to Managed REITs	$80,507,717	$18,970,033

(1)	Advances includes receivables related to asset management fees, property management fees, reimbursable costs, and other direct routine expenditures of the Managed REITs that we directly funded.

Related Party Transactions Prior to Self Administration and Investment Management Transaction

Through the closing of the Self Administration and Investment Management Transaction, effective August 31, 2014, we were a party to and incurred expenses under the following agreements for the three months ended March 31, 2014.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Our Former Advisor received acquisition fees equal to 2.5% of the contract purchase price of each property we acquired plus reimbursement of any acquisition expenses the Former Advisor incurred. Our Former Advisor also received a monthly asset management fee equal to one-twelfth of 1.0% of the average invested assets, as defined in the Former Advisory Agreement, of our assets, excluding those properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions; provided, however, that if the average invested assets, as defined, of our assets exceeded $500 million, the monthly asset management fee would be reduced to one-twelfth of 0.75% of the average invested assets, as defined, of those assets exceeding $500 million unless our modified funds from operations (as defined in the Former Advisory Agreement), including payment of the fee, was greater than 100% of our distributions in any month. The monthly asset management fees for our properties acquired through our mergers with REIT I and REIT II and the SS I, DST, Madison DST, Colonial DST and SF DST acquisitions was equal to 2.0% of the gross revenues from the properties and was paid to affiliates of our Former Sponsor. Under our Former Advisory Agreement, and our articles of incorporation, as amended, our Former Advisor may have received disposition fees in an amount equal to the lesser of (i) 3.0% of the contract sale price for each property we sell, or (ii) one-half of the competitive real estate commission, as long as our Former Advisor provided substantial assistance in connection with the sale. The disposition fees paid to our Former Advisor were subordinated to the receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. The total real estate commissions paid (including disposition fees paid to our Former Advisor) may not have exceeded the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

March 31, 2015

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Expensed
Reimbursement of operating expenses	$—	$367,346
Asset management fees	—	1,512,268
Property management fees(1)	—	1,374,942
Acquisition expenses	—	508,542
Additional Paid-in Capital
Selling commissions	—	—
Dealer Manager fees	—	—
Reimbursement of offering costs	—	—

Total	$—	$3,763,098

(1)	During the three months ended March 31, 2014, our Former Advisor permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees, accounting administrative fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $183,000 and were waived permanently and accordingly, will not be paid to our Former Advisor.

Other Related Party Transactions

Tenant Reinsurance Program

Beginning in 2011, our Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Such entities invested in a Cayman Islands company (the “Reinsurance Company”) that reinsures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or may be entitled to receive distributions of profits depending on actual losses incurred under the program. Effective August 31, 2014, we acquired such interest from our Chief Executive Officer and President (See Note 3). For the three months ended March 31, 2015, we recorded approximately $0.5 million in revenue from the program insurer, while we owned the tenant reinsurance interest. For the three months ended March 31, 2014, we recorded revenue of approximately $0.5 million, in connection with this tenant reinsurance program while it was owned by such affiliates.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Storage Auction Program

During the second quarter of 2013, our Chief Executive Officer and President, and our Senior Vice President – Property Management and the President of our Property Manager, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company is now approximately nine percent. For the three months ended March 31, 2015 and 2014, we incurred approximately $18,000 and $34,000, respectively, in auction fees with the Auction Company.

Note 9. Stock Based Compensation

We issue stock based compensation pursuant to the “Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc.” (the “Plan”), which was effective as of February 25, 2008. To date we have only issued restricted stock grants, which are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends will be paid, if and when the underlying restricted shares vest. Generally the shares vest over an approximate four-year period which begins on the date of grant. Beginning with the 2014 grants to our independent, non-employee board of directors, such grants vest over an approximate one-year period.

As of March 31, 2015, 5,772,377 shares were available for issuance under the Plan.

We recorded approximately $57,000, and approximately $6,000 of expense in general and administrative expense in our statements of operations related to restricted stock granted to employees and directors for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 there was approximately $0.6 million of total unrecognized compensation expense related to non-vested restricted stock awards.

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2014	57,250	$11.13
Granted	—	—
Vested	—	—

Non-Vested at March 31, 2015	57,250	$11.13

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

At the recommendation of our Nominating and Corporate Governance Committee constituting a special committee of the board of directors, on April 2, 2015, our board of directors approved the suspension of our distribution reinvestment plan. Accordingly, beginning with the distributions declared by the board for the month of March 2015, which were payable in April 2015, and continuing until such time as the board may approve the resumption of the distribution reinvestment plan, if ever, all distributions declared by the board will be paid to our stockholders in cash.

No sales commission or dealer manager fee was paid on shares sold through the distribution reinvestment plan. As of March 31, 2015, we had sold approximately 2.7 million shares through our DRP Offering.

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

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 20 years as of March 31, 2015, subject to one 35 year extension option, and recorded rent expense of approximately $37,000 and $37,000 for each of the three months ended March 31, 2015 and 2014, respectively. The lease has remaining minimum lease payments of approximately $104,000, $139,000, $139,000, $139,000, $139,000 and $2,415,000 for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter respectively.

Corporate Office Lease

In connection with the Self Administration and Investment Transaction we assumed a lease for our corporate office in Ladera Ranch, California for approximately 10,000 square feet. The lease extends through December 2017. The lease has remaining minimum lease payments of approximately $166,000, $227,000 and $234,000 for the years ending 2015, 2016 and 2017, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Greater Toronto Area Development

In connection with our development properties (Mississauga, Brampton, Toronto II and Pickering) in the Greater Toronto Area we entered into development services agreements with a third party to assist us with the development process. In addition to development fees the firm was paid, they will be entitled to a defined percentage of the net cash flow related to the property, if the property generates in excess of a certain return on our invested capital. Additionally, if the property is sold and our compounded internal rate of return on our invested capital exceeds a defined return, they will be entitled to additional amounts.

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

Note 12. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total revenues	$23,132,944	$24,321,406	$25,535,260	$25,269,167	$25,436,924
Total operating expenses	$19,105,230	$18,566,277	$18,883,288	$18,010,735	$18,361,844
Operating income	$4,027,714	$5,755,129	$6,651,972	$7,258,432	$7,075,080
Net income (loss)	$(1,039,656)	$1,449,237	$3,002,451	$1,400,288	$1,306,641
Net income (loss) attributable to the Company	$(1,033,683)	$1,433,221	$2,967,540	$1,316,394	$1,244,694
Net income (loss) per share-basic and diluted	$(0.02)	$0.03	$0.05	$0.02	$0.02

Note 13. Subsequent Events

KeyBank Revolver

Subsequent to March 31, 2015, we borrowed an additional approximately $6.8 million on the KeyBank Revolver, bringing the total outstanding amount borrowed to approximately $113 million. The proceeds of the borrowings were used to repay the previously outstanding mortgage of approximately $1.6 million on the Las Vegas V property and for general corporate purposes.

KeyBank Bridge Loan

Subsequent to March 31, 2015, we borrowed an additional approximately $3 million on the KeyBank Bridge Loan, bringing the total outstanding amount borrowed to approximately $77 million. The proceeds of the borrowings were used to fund our investment in additional Preferred Units in SST II, pursuant to the Unit Purchase Agreements (see Note 8 for additional information on the Unit Purchase Agreement).

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Investments in Managed REITs

Subsequent to March 31, 2015, the SSTI Preferred Investor invested an additional approximately $3 million in Preferred Units in the SST II Operating Partnership.

SST II utilized the funds to purchase through its operating partnership, three self storage facilities in Michigan for an aggregate purchase price of approximately $12 million.

Restricted Stock Grant

On April 6, 2015, we granted approximately 180,000 shares of restricted stock to our executives, directors and certain employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

We are a fully integrated, self-administered and self-managed REIT focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities located throughout the United States and the Greater Toronto Area. We were formed on August 14, 2007. We made an election to be taxed as a REIT beginning with the taxable year ended December 31, 2008.

On March 17, 2008, we began our Initial Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our Offering. Our Offering terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2015, we had issued approximately 2.7 million shares of common stock for approximately $27.4 million in our DRP Offering. As of March 31, 2015, we had issued approximately 56 million shares of common stock for approximately $572 million in our Initial Offering, Offering and our DRP Offering. On April 2, 2015 our board of directors approved the suspension of our distribution reinvestment plan. See Note 10 of the Notes to the Consolidated Financial Statements contained in this report for additional information. In addition, we issued 6.2 million shares of common stock in private offerings in connection with mergers completed in 2009 with two private REITs that were affiliated with Strategic Capital Holdings, LLC, our former sponsor.

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

As of March 31, 2015, we owned 127 self storage facilities (126 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 80,675 units and approximately 10.5 million rentable square feet. As of March 31, 2015, we also had noncontrolling interests in two additional self storage facilities.

As a result of the Self Administration and Investment Management Transaction, we are now the sponsor for SSGT and SST II and are therefore entitled to receive various fees and expense reimbursements pursuant to the respective asset and property management agreements. As of March 31, 2015, SSGT owned nine self storage properties and SST II owned 26 self storage properties.

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

Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Former Sponsor”), served as the sponsor of our Offering. Our Former Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Former Sponsor owned a majority of SSH, which is the sole member of our Former Advisor, and prior to the Self Administration and Investment Management Transaction was the sole member of our property manager Strategic Storage Property Management, LLC (our “Property Manager”).

Prior to the Self Administration and Investment Management Transaction we did not have any employees. Our Former Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our Former Advisory Agreement. As a result of the Self Administration and Investment Management Transaction, we now have a fully integrated operations team of approximately 400 self storage employees and other professionals.

Our Property Manager was organized in August 2007 to manage our properties. SSH owned 100% of the Property Manager’s membership interests until we acquired such interests through the Self Administration and Investment Management Transaction.

As of March 31, 2015, our owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)		% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama(5)	3	1,615	213,600		2.0%	79.7%	1.7%
Arizona	6	2,805	327,300		3.1%	83.6%	2.3%
California	9	7,500	925,800		8.8%	91.3%	14.6%
Florida	10	7,750	877,000		8.4%	86.8%	9.5%
Georgia	22	12,990	1,708,900		16.3%	89.3%	14.0%
Illinois	4	2,455	394,000	(6)	3.8%	86.2%	3.6%
Kentucky	5	2,870	415,700		4.0%	88.3%	3.4%
Mississippi	3	1,495	224,300		2.1%	83.4%	1.9%
Nevada	8	4,735	639,000		6.1%	86.7%	4.7%
New Jersey	6	4,660	445,400		4.2%	84.9%	7.4%
New York	1	700	82,800		0.8%	87.5%	0.8%
North Carolina	3	1,560	207,600		2.0%	90.7%	1.6%
Ontario, Canada(7)(8)	5	4,565	489,600		4.7%	85.1%	3.6%
Pennsylvania	4	2,210	285,700		2.7%	77.4%	2.3%
South Carolina	13	7,235	998,800		9.5%	90.1%	9.1%
Tennessee	4	2,695	411,700		3.9%	90.0%	3.6%
Texas	15	9,055	1,428,300		13.6%	86.4%	11.5%
Virginia	6	3,780	415,400		4.0%	85.8%	4.4%

Total	127	80,675	10,490,900		100%	87.4%	100%

(1)	Includes all rentable units, consisting of storage units, parking (approximately 3,790 units) and a minor amount of commercial office units.
(2)	Includes all rentable square feet consisting of storage units, parking (approximately 1,250,000 square feet) and commercial office units.
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2015.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of March 2015.
(5)	Excludes the interests owned in the Montgomery County Self Storage, DST properties.
(6)	Includes approximately 38,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.

(7)	As of March 31, 2015, the Pickering and Toronto II properties were under development, thus the related occupancy statistics exclude these properties.
(8)	All of the Canadian properties are located within the Greater Toronto Area.

In connection with the Self Administration and Investment Transaction we assumed a lease for our corporate offices in Ladera Ranch, California for approximately 10,000 square feet. The lease extends through December 2017.

The map below shows the geographic location of our self storage portfolio and our property management organization (inclusive of personnel responsible for the supervision of our Managed REITs) as of March 31, 2015.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We will perform an annual impairment test for goodwill and between annual tests, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment tests of goodwill, we will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge will be recognized.

Trademark Valuation

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for 6 years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax cash flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

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

As of March 31, 2015 and 2014, we owned 127 and 125 self storage facilities, respectively. The comparability of our results of operations is affected as follows:

•	In the three months ended March 31, 2015 we acquired one self storage facility for consideration of approximately $4 million. In the three months ended March 31, 2014, we acquired two self storage facilities for consideration of approximately $12 million.

•	As a result of the Self Administration and Investment Management Transaction, effective September 1, 2014 we no longer incur acquisition, asset and property managements fees, which we previously incurred while we were externally advised. However, we now incur additional payroll and overhead related costs. Additionally, we now are the sponsor for the Managed REITs, generating revenue and incurring expenses associated with such activities. Due to the aforementioned, we believe there is little basis for comparison between the three months ended March 31, 2015 and 2014 with respect to certain financial statement line-items. See below for a summary of the impact of the Self Administration and Investment Management Transaction to our financial statements.

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

Below we have summarized the impact, before noncontrolling interests, of the above Self Administration and Investment Management Transaction to our financial statements for the three months ended March 31, 2015 (in millions):

Item:	Three Months Ended March 31, 2015
Elimination of property management, asset management, and acquisition fees	$3.1
Investment management revenue – affiliates	0.6
Incremental property operating expenses	(0.5)
Incremental general and administrative expenses	(1.4)
Investment management expenses	(0.5)
Other	0.2

$1.5

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Self Storage Rental Revenue

Self storage rental revenue for the three months ended March 31, 2015 was approximately $24.1 million, as compared to rental revenue for the three months ended March 31, 2014 of approximately $22.4 million, an increase of approximately $1.6 million or 7%. The increase in self storage rental revenue arose primarily from same-store revenues (approximately $1.2 million or 5.5%) and the three operating properties acquired in 2014 and 2015 and three Canadian development properties that were in lease-up (approximately $0.4 million).

Ancillary Operating Revenue

Ancillary operating revenue was approximately $0.7 million for the three months ended March 31, 2015 and 2014.

Investment Management Revenue – Affiliates

Investment management revenue – affiliates for the three months ended March 31, 2015 was approximately $0.6 million. Such revenue consisted of approximately $0.2 million of asset management revenue and approximately $0.4 million of property management revenue. These revenues were derived from the investment management business we acquired from our Former Advisor, effective August 31, 2014. We expect investment management revenue – affiliates to increase during fiscal year 2015 due to the properties acquired by the Managed REITs in the second half of 2014 and the properties acquired by the Managed REITs to date in 2015.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2015 were approximately $8.5 million (approximately 34.5% of self storage and ancillary revenues) as compared to property operating expenses for the three months ended March 31, 2014 of approximately $7.8 million (approximately 33.7% of self storage and ancillary revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The increase in property operating expenses primarily related to increased payroll as a result of the Self Administration and Investment Management Transaction of approximately $0.5 million and increased expenses related to three operating properties acquired in 2014 and 2015 and our three Canadian development properties (approximately $0.2 million). Our property operating expenses as a percentage of self storage and ancillary revenues increased by approximately 0.8% compared to the three months ended March 31, 2014, primarily due to increased payroll as a result of the Self Administration and Investment Management Transaction.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2015 were none as compared to property operating expenses – affiliates for the three months ended March 31, 2014 of approximately $2.9 million. Through August 31, 2014, property operating expenses – affiliates included property management fees and asset management fees. Effective September 1, 2014, as a result of the Self Administration and Investment Management Transaction such fees will no longer be incurred.

Investment Management Expenses

Investment management expenses for the three months ended March 31, 2015 were approximately $0.5 million. Such expenses primarily consisted of approximately $0.4 million of marketing and other support related costs associated with the sponsorship of the Managed REITs and approximately $0.1 million of allocated payroll associated with the management of the Managed REITs. These expenses are a result of the investment management business we acquired from our Former Advisor, effective August 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $2.7 million for the three months ended March 31, 2015 as compared to general and administrative expenses for the three months ended March 31, 2014 of approximately $1.2 million. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs (through August 31, 2014) and board of directors’ related costs. For the three months ended March 31, 2015, as a result of the Self Administration and Investment Management Transaction, we incurred an incremental approximately $1.2 million of payroll and overhead related costs now that we are self managed and in addition incurred increases related to professional expenses. We expect general and administrative expenses to increase during fiscal year 2015 as a result of a full year of payroll and overhead related costs now that we are self managed.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2015 remained flat at $6.5 million, compared to the three months ended March 31, 2014. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our real estate acquisitions and approximately $0.2 million related to trademark amortization and amortization of intangibles associated with management contracts arising from the Self Administration and Investment Management Transaction for the three months ended March 31, 2015. Depreciation expense increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was offset by a decrease in amortization expense related primarily to certain of our intangible assets associated with in-place leases upon acquisition of a property that became fully amortized either during 2014 or 2015.

Self Administration and Investment Management Transaction Expenses

No Self Administration and Investment Management Transaction expenses were incurred for the three months ended March 31, 2015, compared to approximately $192,000 for the three months ended March 31, 2014.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2015 were approximately $0.1 million, as compared to approximately $0.6 million for the three months ended March 31, 2014. The decrease in acquisition expenses primarily related to no further acquisition fees being incurred due to the Self Administration and Investment Management Transaction and a decrease in property acquisitions and the related expense during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Interest Expense

Interest expense for the three months ended March 31, 2015 was approximately $5.3 million, as compared to interest expense of approximately $4.6 million for the three months ended March 31, 2014. The increase of approximately $0.7 million primarily relates to increased borrowings, and therefore increased interest expense, on the KeyBank Bridge Loan (approximately $0.9 million) in 2015, partially off-set by increased capitalized interest in 2015.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended March 31, 2015 was approximately $0.6 million, as compared to approximately $0.3 million for the three months ended March 31, 2014. The increase of approximately $0.3 million primarily relates to amortization of deferred financing fees related to the KeyBank Bridge Loan in 2015.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities for the three months ended March 31, 2015 was approximately $1.6 million, as compared to approximately $0.2 million for the three months ended March 31, 2014. The increase of approximately $1.4 million relates primarily to approximately $0.9 million of income recorded on the Current Distributions from our preferred equity investments in the Managed REITs and approximately $0.5 million of income related to the accretion of additional issuances of preferred units by SSGT and SST II, pursuant to the unit purchase agreements to reimburse our costs to obtain the KeyBank Bridge Loan.

Other Expense

Other expense for the three months ended March 31, 2015 was approximately $1.4 million, as compared to approximately $0.4 million for the three months ended March 31, 2014. The increase of approximately $1.0 million primarily relates to increased foreign currency exchange losses.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2014, excluding three Canadian properties that were under development or had completed development within two years of January 1, 2014) for the three months ended March 31, 2015 and 2014. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Revenue (1)	$24,015,711	$22,770,961	5.5%	$785,683	$361,983	N/M	$24,801,394	$23,132,944	7.2%
Property operating expenses (2)	7,970,984	8,850,622	(9.9)%	574,677	317,060	N/M	8,545,661	9,167,682	(6.8)%

Operating income (3)	$16,044,727	$13,920,339	15.3%	$211,006	$44,923	N/M	$16,255,733	$13,965,262	16.4%

Number of facilities (4)	120	120		7	5		127	125
Rentable square feet (5)	9,956,700	9,956,700		534,200	423,800		10,490,900	10,380,500
Average physical occupancy (6)	86.8%	84.0%		N/M	N/M		85.6%	83.2%
Annualized rent per occupied square foot (7)	$11.10	$10.85		N/M	N/M		$11.08	$10.98

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, self administration and investment management transaction expenses and acquisition expenses, but includes property management fees.
(3)	The same-store table above includes property management fees in the property operating expenses line-item for the three months ended March 31, 2014. For the three months ended March 31, 2015, as a result of the Self Administration and Investment Management Transaction, such fees were not incurred. For the three months ended March 31, 2015, we recorded expenses associated with the direct oversight of the properties in the property operating expenses line-item. Excluding property management fees and including the additional costs we now incur for all periods presented results in same-store operating income of approximately $16 million and $14.8 million, respectively, for the three months ended March 31, 2015 and 2014, an increase in same-store operating income of approximately 8.2%.
(4)	The SF Property is included in the same-store facilities.
(5)	Of the total rentable square feet, parking represented approximately 1,250,000 as of March 31, 2015 and 2014. On a same-store basis, for the same periods, parking represented approximately 1,249,000 square feet.
(6)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(7)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $1.2 million was primarily the result of increased average physical occupancy of approximately 280 basis points and increased rent per occupied square foot of approximately 2.3% for the three months ended March 31, 2015 over the three months ended March 31, 2014.

Our same-store property operating expenses decreased by approximately $0.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the elimination of property management fees beginning in September 2014, partially offset by an increase in payroll as a result of the Self Administration and Investment Management Transaction.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income (loss) attributable to SmartStop Self Storage, Inc	$1,244,694	$(1,033,683)
Add:
Depreciation of real estate assets	5,016,734	4,740,574
Amortization of real estate related intangible assets	1,163,046	1,663,256
Deduct:
Adjustment for noncontrolling interests	(334,192)	(71,250)

FFO attributable to SmartStop Self Storage, Inc.	$7,090,282	$5,298,897

Selected Items Included in Net Income (Loss):

Provided below is additional information related to selected items included in net income (loss) above, which may be helpful in assessing our operating results:

•	Amortization of deferred financing costs of approximately $0.6 million and $0.3 million was recognized as interest expense for the three months ended March 31, 2015 and 2014, respectively.

•	Unrealized losses on foreign exchange holdings of approximately $1.3 million and $0.3 million were recognized for the three months ended March 31, 2015 and 2014, respectively.

•	Acquisition costs and Self Administration and Investment Management Transaction expenses totaling approximately $0.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Net cash flows provided by (used in):
Operating activities	$7,144,937	$6,273,590	$871,347
Investing activities	(63,645,454)	(19,365,900)	(44,279,554)
Financing activities	53,957,063	(6,548,771)	60,505,834

Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014 were approximately $7.1 million and $6.3 million, respectively, an increase in cash provided of approximately $0.9 million. The increase in cash provided by operating activities is primarily the result of changes in our net income, equity in income of unconsolidated entities, foreign exchange losses and depreciation and amortization, netting to approximately $2.5 million, primarily off-set by approximately $1.7 million of working capital changes.

Cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were approximately $63.6 million and $19.4 million, respectively, an increase in the use of cash of approximately $44.3 million. The increase in cash used primarily relates to our investment in preferred units in the Managed REITs of $57.0 million, primarily off-set by a reduction in real estate purchases of approximately $7.2 million and a reduction of additional investment in unconsolidated entities of approximately $5.7 million.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2015 and 2014 were approximately $54.0 million and $6.5 million, respectively, an increase in cash provided of approximately $60.5 million. The change in cash provided by financing activities over the prior period primarily relates to an increase in net cash provided of approximately $64.2 million from new issuances of debt, offset primarily by payments of debt and increased distributions.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from secured or unsecured financing from banks or other lenders and net cash provided by property operations.

As described above, our Offering expired on September 22, 2013, and we believe our potential financing capacity should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating expenses and debt service obligations;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
Distributions paid in cash to common stockholders, OP Unit holders and other noncontrolling interests	$5,866,630		$22,190,008
Distributions reinvested	4,573,856		18,375,674

Total distributions	$10,440,486		$40,565,682

Source of distributions
Cash flows provided by operations	$7,144,937	68.4%	$29,522,028	72.8%
Offering proceeds from distribution reinvestment plan	3,295,549	31.6%	11,043,654	27.2%

Total sources	$10,440,486	100.0%	$40,565,682	100.0%

Cash flows provided by operations for the three months ended March 31, 2015 and the year ended December 31, 2014, include approximately $0.1 million and $0.8 million, respectively, of acquisition related expenses and none and $2.1 million, respectively, of Self Administration and Investment Management Transaction expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or other potential equity issuances.

From our inception through March 31, 2015, we incurred cumulative distributions of approximately $157.1 million to our common stockholders, as compared to cumulative FFO attributable to our common stockholders of approximately $53.1 million. For the three months ended March 31, 2015, we incurred distributions to common stockholders of approximately $10.0 million, as compared to FFO attributable to common stockholders of approximately $7.1 million. For the year ended December 31, 2014, we incurred distributions to common stockholders of approximately $39.9 million, as compared to FFO attributable to common stockholders of approximately $27.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2015, we had approximately $479.2 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.8 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of March 31, 2015 was approximately 5.45%. As of March 31, 2015, approximately $196.4 million of our total consolidated indebtedness was variable rate debt.

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

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, undistributed funds from operations, and additional public or private offerings. We believe our ability to refinance or secure new debt will in part be affected by our ability to continue to lease-up certain development projects and other lease-up acquisitions. If such facilities continue to progress, we believe our ability to borrow against those assets will be favorably impacted. To the extent we are not able to secure requisite additional financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity instruments and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1) (2)	$72,172,995	$16,377,110	$26,926,496	$16,111,416	$12,757,973
Mortgage principal (1) (2)	479,167,301	57,651,888	246,882,497	55,609,534	119,023,382
Operating leases	3,562,268	269,776	738,684	278,988	2,274,820

Total contractual obligations	$554,902,564	$74,298,774	$274,547,677	$71,999,938	$134,056,175

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	Such table only includes principal payment requirements as of March 31, 2015, and therefore does not include additional payment obligations related to our additional borrowings subsequent to March 31, 2015, see Note 13 Subsequent Events.

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

Subsequent Events

Please see Note 13 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2015, our debt consisted of approximately $282.8 million in fixed rate debt and approximately $196.4 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.8 million). As of December 31, 2014, our debt consisted of approximately $286.9 million in fixed rate debt and approximately $133.7 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.3 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt (1)	$26,806,662	$37,180,633	$44,144,947	$18,824,858	$36,784,676	$119,023,382	$282,765,158
Average interest rate	5.46%	5.44%	5.32%	5.16%	5.08%	5.03%	—
Variable rate debt (1) (2)	$30,845,226	$160,855,175	$4,701,742	—	—	—	$196,402,143
Average interest rate	3.62%	2.34%	4.50%	—	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.
(2)	Such table only includes principal payment requirements as of March 31, 2015, and therefore does not include additional payment obligations related to our additional borrowings subsequent to March 31, 2015, see Note 13 Subsequent Events.

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

Commensurate with the expiration of our variable to fixed interest rate swap, we entered into an interest rate cap on the KeyBank Revolver, with a notional amount of $75 million, which limits the underlying index rate on our LIBO based loan to a maximum of 1.00% through June 30, 2015. Such index rate was 0.18% as of March 31, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) On March 17, 2008, our initial public offering of common stock (our “Initial Offering”) (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our follow-on public offering of common stock (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”), was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. Following the termination of our Primary Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2015, we had issued approximately 2.7 million shares of common stock for approximately $27 million in our DRP Offering. As of March 31, 2015, we had issued approximately 56 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $572 million. On April 2, 2015 our board of directors approved the suspension of our distribution reinvestment plan. See Note 10 of the Notes to the Consolidated Financial Statements contained in this report for additional information. From this amount, we incurred approximately $14.9 million in acquisition fees to our Former Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Former Advisor. With the net offering proceeds and indebtedness, we acquired approximately $541 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c) None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2014, Commission File No. 000-53644

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 24, 2014, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following SmartStop Self Storage, Inc. financial information for the period ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE, INC. (Registrant)

Dated: May 14, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer