Form 10-Q
period 2015-06-30
SmartStop Self Storage, Inc.
filed 2015-08-12
CIK 1410567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2015: 58,611,848, $0.001 par value per share.

FORM 10-Q

SMARTSTOP SELF STORAGE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of SmartStop Self Storage, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “seek”, “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the “SEC”). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$198,816,353	$198,963,903
Buildings	474,233,693	471,514,948
Site improvements	46,135,170	45,757,720

	719,185,216	716,236,571
Accumulated depreciation	(75,584,699)	(65,612,805)

	643,600,517	650,623,766
Construction in process	5,168,000	2,063,594

Real estate facilities, net	648,768,517	652,687,360
Cash and cash equivalents	17,268,685	14,934,776
Restricted cash	5,935,955	5,124,979
Investments in unconsolidated entities	7,459,489	7,459,489
Investments in and advances to managed REITs	81,326,048	18,970,033
Other assets	4,182,815	4,785,443
Deferred financing costs, net of accumulated amortization	5,583,322	6,595,933
Intangible assets, net of accumulated amortization	6,205,175	10,700,348
Trademarks, net of accumulated amortization	11,400,000	11,460,000
Goodwill	12,705,000	12,705,000

Total assets	$800,835,006	$745,423,361

LIABILITIES AND EQUITY
Debt	$487,331,454	$421,314,180
Accounts payable and accrued liabilities	17,230,183	16,049,595
Distributions payable	3,501,508	3,587,764
Deferred tax liability	198,936	291,091

Total liabilities	508,262,081	441,242,630
Commitments and contingencies (Note 11)
Equity:
SmartStop Self Storage, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 58,611,848 and 57,985,861 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	58,612	57,986
Additional paid-in capital	500,303,435	495,105,818
Distributions	(167,239,866)	(147,014,446)
Accumulated deficit	(59,615,746)	(64,692,729)
Accumulated other comprehensive loss	(3,899,994)	(2,831,301)

Total SmartStop Self Storage, Inc. equity	269,606,441	280,625,328

Noncontrolling interest in our Operating Partnership	22,902,690	23,476,228
Other noncontrolling interests	63,794	79,175

Total noncontrolling interests	22,966,484	23,555,403

Total equity	292,572,925	304,180,731

Total liabilities and equity	$800,835,006	$745,423,361

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Self storage rental revenue	$25,640,060	$23,541,580	$49,717,987	$45,984,948
Ancillary operating revenue	824,711	779,826	1,548,178	1,469,402
Investment management revenue – affiliates	719,969	—	1,355,499	—

Total revenues	27,184,740	24,321,406	52,621,664	47,454,350

Operating expenses:
Property operating expenses	8,619,324	7,694,942	17,164,985	15,487,682
Property operating expenses – affiliates	—	2,958,340	—	5,845,550
Investment management expenses	640,088	—	1,163,287	—
General and administrative	2,647,177	932,292	5,389,838	2,119,515
Depreciation	5,192,516	4,916,734	10,341,434	9,745,884
Intangible amortization expense	1,339,379	1,404,823	2,662,425	3,068,079
Merger related expenses	1,807,764	—	1,807,764	—
Self administration and investment management transaction expenses	—	527,066	—	719,381
Acquisition expenses – affiliates	—	103,703	—	612,245
Other acquisition expenses	57,489	28,377	135,848	73,171

Total operating expenses	20,303,737	18,566,277	38,665,581	37,671,507

Operating income	6,881,003	5,755,129	13,956,083	9,782,843
Other income (expense):
Interest expense	(5,710,005)	(4,419,503)	(11,040,661)	(9,039,661)
Deferred financing amortization expense	(691,577)	(369,069)	(1,340,267)	(657,257)
Equity in earnings of unconsolidated entities	3,418,044	191,016	4,994,346	391,463
Other	146,766	291,664	(1,218,629)	(67,807)

Net income	4,044,231	1,449,237	5,350,872	409,581
Net income attributable to the noncontrolling interests in our Operating Partnership	(211,764)	(15,788)	(273,515)	(7,204)
Net income attributable to other noncontrolling interests	(178)	(228)	(374)	(2,839)

Net income attributable to SmartStop Self Storage, Inc.	$3,832,289	$1,433,221	$5,076,983	$399,538

Net income per share – basic	$0.07	$0.03	$0.09	$0.01
Net income per share – diluted	$0.07	$0.03	$0.09	$0.01

Weighted average shares outstanding – basic	58,374,022	56,806,134	58,265,753	56,583,229
Weighted average shares outstanding – diluted	58,433,548	56,809,884	58,381,215	56,586,979

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,044,231	$1,449,237	$5,350,872	$409,581
Other comprehensive income (loss):
Foreign currency translation adjustments	364,261	801,037	(1,068,693)	243,212
Change in fair value of interest rate swap	—	79,632	—	135,848

Other comprehensive income (loss)	364,261	880,669	(1,068,693)	379,060

Comprehensive income	4,408,492	2,329,906	4,282,179	788,641
Comprehensive income attributable to noncontrolling interests:
Comprehensive income attributable to the noncontrolling interests in our Operating Partnership	(231,520)	(24,810)	(215,951)	(11,235)
Comprehensive income attributable to other noncontrolling interests	(178)	(228)	(374)	(2,839)

Comprehensive income attributable to SmartStop Self Storage, Inc.	$4,176,794	$2,304,868	$4,065,854	$774,567

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2014	57,985,861	$57,986	$495,105,818	$(147,014,446)	$(64,692,729)	$(2,831,301)	$280,625,328	$23,555,403	$304,180,731
Issuance of restricted stock	178,077	178	—	—	—	—	178	—	178
Distributions ($0.70 per share)	—	—	—	(20,225,420)	—	—	(20,225,420)	—	(20,225,420)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(862,808)	(862,808)
Issuance of shares for distribution reinvestment plan	447,910	448	4,573,408	—	—	—	4,573,856	—	4,573,856
Stock based compensation expense	—	—	624,209	—	—	—	624,209	—	624,209
Net income attributable to SmartStop Self Storage, Inc.	—	—	—	—	5,076,983	—	5,076,983	—	5,076,983
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	273,889	273,889
Foreign currency translation adjustment	—	—	—	—	—	(1,068,693)	(1,068,693)	—	(1,068,693)

Balance as of June 30, 2015	58,611,848	$58,612	$500,303,435	$(167,239,866)	$(59,615,746)	$(3,899,994)	$269,606,441	$22,966,484	$292,572,925

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,350,872	$409,581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	14,251,971	13,471,220
Noncash interest expense	(62,370)	(50,123)
Expense related to issuance of restricted stock	624,209	12,473
Equity in earnings of unconsolidated entities	(4,704,838)	(390,032)
Distributions from unconsolidated entities	1,923,232	447,000
Foreign currency exchange loss (gain)	917,016	(84,513)
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(810,976)	508,160
Other assets	311,399	359,433
Accounts payable and other accrued liabilities	1,809,814	398,143
Due to affiliates	—	(364,431)
Advances to managed REITs	(311,091)	—

Net cash flows provided by operating activities	19,299,238	14,716,911

Cash flows from investing activities:
Purchase of real estate	(4,375,000)	(15,024,304)
Additions to real estate facilities	(1,701,988)	(1,531,597)
Development and construction of real estate facilities	(3,460,689)	(3,756,382)
Acquisition fees received subject to acquisition fee tail agreement	2,426,991	—
Investments in managed REITs	(60,000,000)	—
Additional investment in unconsolidated entities	—	(5,819,331)

Net cash flows used in investing activities	(67,110,686)	(26,131,614)

Cash flows from financing activities:
Proceeds from issuance of real estate secured debt	14,000,000	18,000,000
Proceeds from issuance of KeyBank Bridge Loan	60,000,000	—
Principal payments on real estate secured debt	(2,430,267)	(2,067,183)
Repayment of real estate secured debt	(4,450,985)	(9,095,098)
Deferred financing costs	(337,576)	(452,778)
Offering costs	—	(49,323)
Distributions paid to common stockholders	(15,733,053)	(10,572,502)
Distributions paid to noncontrolling interests	(867,576)	(200,402)
Due to affiliates	—	(54,886)

Net cash flows provided by (used in) financing activities	50,180,543	(4,492,172)

Effect of exchange rate changes on cash	(35,186)	29,355

Increase (decrease) in cash and cash equivalents	2,333,909	(15,877,520)
Cash and cash equivalents, beginning of period	14,934,776	39,603,949

Cash and cash equivalents, end of period	$17,268,685	$23,726,429

Supplemental cash flow and non-cash transactions:
Cash paid for interest	$11,011,277	$9,447,299
Interest capitalized	$260,848	$340,396
Distributions payable	$3,501,508	$3,312,939
Issuance of shares pursuant to distribution reinvestment plan	$4,573,856	$9,131,346
Issuance of limited partnership units in our Operating Partnership related to the San Francisco property	$—	$2,120,000
Foreign currency translation adjustment – Real estate facilities, net	$(3,097,773)	$280,453

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 1. Organization

SmartStop Self Storage, Inc., a Maryland corporation (the “Company”), was formed on August 14, 2007 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we”, “us” and “our” refer to SmartStop Self Storage, Inc.

On September 4, 2014, we and our operating partnership, SmartStop Self Storage Operating Partnership, L.P. (the “Operating Partnership”), entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”), with Strategic Storage Holdings, LLC (“SSH”) and our former advisor, Strategic Storage Advisor, LLC (the “Former Advisor”), pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Former Advisor and Strategic Storage Property Management, LLC (the “Property Manager”). The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our former advisory agreement we had with our Former Advisor (our “Former Advisory Agreement”). As a result of the Self Administration and Investment Management Transaction, we are now self-managed, succeed to the advisory, asset management and property management arrangements with two additional REITs, Strategic Storage Trust II, Inc. (“SST II”) and Strategic Storage Growth Trust, Inc. (“SSGT”) (collectively “the Managed REITs”), and now have the internal capability to originate, structure and manage additional investment products. Our board of directors recognized that certain potential liquidity events may be enhanced if we first became self-administered and those individuals responsible for managing our affairs were our own employees rather than those of an external advisor. For these reasons and others, we completed the Self Administration and Investment Management Transaction. See Note 4, Self Administration and Investment Management Transaction, for additional information.

Prior to the Self Administration and Investment Management Transaction, Strategic Capital Holdings, LLC, a Virginia limited liability company (our “Former Sponsor”), served as our sponsor. Our Former Sponsor was formed on July 21, 2004 to engage in private structured offerings of limited partnerships and other entities with respect to the acquisition, management and disposition of commercial real estate assets. Our Former Sponsor owns a majority of SSH, which was the sole member of both our Former Advisor and our Property Manager. Some of the officers of our Former Advisor were also officers of our Former Sponsor and of us.

On August 24, 2007, our Former Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Third Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001.

Our Operating Partnership, a Delaware limited partnership, was formed on August 14, 2007. On August 24, 2007, our Former Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 24, 2007, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired. Inclusive of the Class B limited partnership interests, as of June 30, 2015, we owned 94.64% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests (inclusive of the Class B limited partnership interests) are owned by unaffiliated third parties (1.01%) and our Former Advisor and its affiliates (4.35%) and totaled 3,316,992 limited partnership units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks; advisory and property management services; and earn tenant insurance related revenue) through our taxable REIT subsidiaries (the “TRSs”), which are our wholly-owned subsidiaries.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

On March 17, 2008, we began our initial public offering of common stock (our “Initial Offering”). On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our follow-on public offering of stock for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”). Our Offering terminated on September 22, 2013, having sold approximately 25 million shares of common stock for gross proceeds of approximately $256 million. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2015, we had sold approximately 56 million shares of common stock for gross proceeds of approximately $572 million under all of our offerings. In anticipation of a potential future liquidity event, our board of directors approved the termination of our share redemption program on November 1, 2013, which termination became effective December 1, 2013. On April 2, 2015 our board of directors approved the suspension of our distribution reinvestment plan.

As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional limited partnership units in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units (except for Class D units) that will be equivalent to the distributions made to holders of our common stock. In March 2011, we adopted Amendment No. 1 to our Operating Partnership’s First Amended and Restated Limited Partnership Agreement, which established Class D Units, and our Operating Partnership issued approximately 120,000 Class D Units in connection with our acquisition of the Las Vegas VII and Las Vegas VIII properties. The Class D Units have all of the rights, powers, duties and preferences of our Operating Partnership’s other limited partnership units, except that they are subject to a distribution limit and the holders of the Class D Units have agreed to modified exchange rights that prevent them from exercising their exchange rights until the occurrence of a specified event (see Note 11). The distribution for the Class D units was initially zero, but was set to an annualized rate of $0.70 per unit as of April 1, 2014. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions as outlined in the limited partnership agreement. Our Former Advisor was prohibited from exchanging or otherwise transferring its limited partnership units so long as it was acting as our advisor pursuant to our Former Advisory Agreement.

On September 4, 2014, we adopted the Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership and issued Class B Limited Partnership Units (“Class B Units”) in connection with the Self Administration and Investment Management Transaction. See Note 4, Self Administration and Investment Management Transaction, for additional information.

As of June 30, 2015, we owned 127 self storage facilities (126 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada (the Greater Toronto Area). As of June 30, 2015, we also had noncontrolling interests in two additional self storage facilities.

As a result of the Self Administration and Investment Management Transaction, we are now the sponsor for SSGT and SST II and are therefore entitled to receive various fees and expense reimbursements pursuant to the respective advisory and property management agreements. As of June 30, 2015, SSGT owned nine self storage properties and SST II owned 31 self storage properties.

On June 15, 2015, we and our Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with, Extra Space Storage Inc., a Maryland corporation (“Extra Space”), Extra Space Storage LP, a Delaware limited partnership (“Extra Space OP”), Edgewater REIT Acquisition (MD) LLC, a Maryland limited liability company and a direct or indirect wholly-owned subsidiary of Extra Space OP (“Merger Sub I”) and Edgewater Partnership Acquisition (DE) LLC, a Delaware limited liability company and a direct or indirect wholly-owned subsidiary of Extra Space OP (“Merger Sub II”). Pursuant to the terms of the Merger Agreement, we have agreed to merge with and into Merger Sub I (the

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

“Company Merger”) and, immediately after such merger, for Merger Sub II to merge with and into our Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). See Note 3, Merger, for additional information related to the Mergers and the other transactions contemplated by the Merger Agreement.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (a “VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2015 and December 31, 2014, we had entered into contracts/interests that are deemed to be variable interests in VIEs; those variable interests include both lease agreements and equity investments. We have evaluated those variable interests against the criteria for consolidation and determined that we are not the primary beneficiary of certain investments discussed further in the “Equity Investments” section of this note.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

During January and February 2014, we acquired an additional approximately 86% of interests in the SF Property (through our acquisition of beneficial interests in the DST) from approximately 45 third-party sellers bringing our total interest to approximately 98%. During May 2014, we acquired an additional approximately 1% from one third-party seller, bringing our current ownership to approximately 99%. Given that we had consolidated the SF Property since we acquired the original interest, the acquisition of interests during 2014 were treated as acquisitions of noncontrolling interests and the SF Property has since been consolidated as a majority owned subsidiary whereas we previously consolidated it as a VIE. For additional discussion, see Note 5.

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

Purchase Price Allocation

We account for acquisitions in accordance with accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date we have not allocated any portion of the purchase price to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and approximately $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first six months of 2015 and 2014, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we will not have concentrations of significant customers and the average customer turnover is fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2015 and 2014, we expensed approximately $0.1 million and $0.1 million, respectively, of acquisition related transaction costs and during the six months ended June 30, 2015 and 2014, we expensed approximately $0.1 and $0.7 million, respectively, of acquisition related transaction costs.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of June 30, 2015 and December 31, 2014, no impairment losses have been recognized.

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

Approximately $10.9 million of the original $11.5 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $0.6 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period. As of June 30, 2015 and December 31, 2014, we had accumulated amortization of $100,000 and $40,000, respectively, associated with the “Strategic Storage®” trademark.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

We owned a 12% interest in Westport LAX LLC, a joint venture that originally acquired a net leased industrial property (the “Hawthorne Property”) in California. This investment was accounted for under the equity method. In July 2014 the Hawthorne Property was sold, and we received a distribution of approximately $3 million relative to our 12% ownership in Westport LAX LLC, resulting in a gain of approximately $1.9 million. In February 2015, we received our final distribution and Westport LAX LLC was dissolved.

Hawthorne LLC, an affiliate of our Former Sponsor, owned 78% of Westport LAX LLC, and we had a preferred equity interest in Hawthorne LLC which entitled us to distributions equal to 10% per annum on our investment of approximately $6.9 million pursuant to terms of the preferred equity interest in Hawthorne LLC. In August 2014 we received our preferred investment in full along with the accumulated preferred return thereon in connection with the sale of the Hawthorne Property. The remaining 10% interest in Westport LAX LLC was owned by a third party, who was also the co-manager, along with our Former Sponsor, of the Hawthorne Property. Such third party was the acting manager and directed the operating activities of the property that determined its economic performance. We, along with other non-affiliated parties, were guarantors on the approximately $19 million loan that encumbered the Hawthorne Property until the property was sold in July 2014 and the loan was assumed by the buyer. As of June 30, 2015, we had no further exposure to loss as a result of our involvement with this VIE.

Investments in and Advances to Managed REITs

As of June 30, 2015, we owned equity investments with a carrying value of approximately $0.2 million in the Managed REITs. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recoded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

Also included in investments in and advances to managed REITs as of June 30, 2015 are receivables from the Managed REITs of approximately $4.2 million and our investment in the preferred units in the Managed REITs, totaling approximately $76.9 million. For additional discussion, see Note 9.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Intangible Assets

We allocate a portion of the real estate purchase price of a property to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2015 and December 31, 2014, accumulated amortization of in-place lease intangibles totaled approximately $52.6 million and $50.3 million, respectively.

In connection with the Self Administration and Investment Management Transaction, we allocated a portion of the consideration to the contracts that we acquired to manage the Managed REITs. We are amortizing certain amounts on a straight-line basis over the estimated benefit period of those contracts. As of June 30, 2015, the original gross amount allocated to the contracts was $5.3 million and the accumulated amortization was approximately $0.4 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively. Approximately $2.7 million of value related to the management contracts was derived from cash flows we expected to be collected and ultimately paid to SSH, pursuant to the Acquisition Fee Tail Agreement. As cash flows were received from the Managed REITs, the related net carrying value of the management contracts was reduced. As of June 30, 2015 and December 31, 2014, approximately $2.7 million and $0.4 million of such cash flows had reduced the carrying value of the contracts.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2015 and December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $8.7 million and $7.3, respectively.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense). For the three and six months ended June 30, 2015, we recorded a gain and loss of approximately $405,000 and $915,000, respectively, and, for the three and six months ended June 30, 2014, we recorded a gain of approximately $350,000 and $85,000, respectively.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The carrying amounts of cash and cash equivalents, customer accounts receivable, other assets, accounts payable and accrued liabilities and distributions payable approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at June 30, 2015 and December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts, which amounts were derived using Level 3 inputs. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$292,621,608	$280,794,013	$301,365,360	$287,655,570

Through December 24, 2014, we had an interest rate swap on one of our loans (See Notes 7 and 8). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with GAAP, we incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

attributable to SmartStop Self Storage, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For the three and six months ended June 30, 2014, 3,750 shares, of unvested restricted stock were included in the diluted weighted average shares.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 3. Merger

Merger Agreement

On June 15, 2015, we, our Operating Partnership, Extra Space Storage Inc., a Maryland corporation (“Extra Space”), Extra Space Storage LP, a Delaware limited partnership (“Extra Space OP”), Edgewater REIT Acquisition (MD) LLC, a Maryland limited liability company and a direct or indirect wholly-owned subsidiary of Extra Space OP (“Merger Sub I”) and Edgewater Partnership Acquisition (DE) LLC, a Delaware limited liability company and a direct or indirect wholly-owned subsidiary of Extra Space OP (“Merger Sub II”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that (i) Extra Space will acquire us by way of a merger of us with and into Merger Sub I, with Merger Sub I being the surviving entity (the “Company Merger”), (ii) immediately after the Company Merger, but before the Partnership Merger (as defined herein), Merger Sub I will transfer (the “Transfer”) certain of its limited partnership units of our Operating Partnership (the “Transferred Units”) to a subsidiary of Extra Space, and (iii) immediately after the Transfer, Merger Sub II will merge with and into our Operating Partnership, with our Operating Partnership continuing as the surviving entity and a direct or indirect wholly-owned subsidiary of Extra Space OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). Our board of directors (the “Board”) and us, as general partner of our Operating Partnership, have unanimously approved the Mergers, the Merger Agreement and the transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each outstanding share of our common stock, par value $0.001 per share (the “Common Stock”), prior to the Company Merger Effective Time (other than shares owned by us and our subsidiaries or Extra Space and its subsidiaries) will be automatically converted into the right to receive an amount in cash equal to $13.75, without interest and less any applicable withholding taxes (the “Merger Consideration”). At the Company Merger Effective Time, all shares of Common Stock that are subject to vesting and other restrictions will become fully vested and be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding unit of partnership interest of the Operating Partnership, other than partnership units held by us and our subsidiaries or Extra Space and its subsidiaries (including the Transferred Units), will be automatically converted into the right to receive an amount in cash equal to $13.75, without interest and less any applicable withholding taxes, provided however, if an Operating Partnership unit holder is an “accredited investor” as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and timely makes a valid election to receive common operating partnership units of Extra Space OP in lieu of cash, each unit held by such Operating Partnership unit holder will be converted into the right to receive 0.2031 common operating partnership units of Extra Space OP, including the right to receive cash in lieu of any fractional interests in such units. The aggregate consideration to be paid for shares of our Common Stock and each outstanding unit of partnership interest of the Operating Partnership in the Mergers and the satisfaction of our debt is estimated to be valued at approximately $1.4 billion.

We and Extra Space have made customary representations, warranties and covenants in the Merger Agreement. We also agreed, among other things, to (i) conduct our business in all material respects in the ordinary course and in a manner consistent with past practice, (ii) use our reasonable best efforts to maintain our material assets and properties in their current condition (subject to certain exceptions), (iii) preserve intact in all material respects our current business organization, goodwill, ongoing business and relationships with third parties, and keep available the services of our present officers, employees and service providers, (iv) maintain all insurance policies, and (v) maintain our status as a real estate investment trust.

The closing of the Company Merger is subject to the approval of the Company Merger by the affirmative vote of holders of not less than a majority of all outstanding shares of Common Stock (the “Stockholder Approval”). The Partnership Merger has been approved in accordance with the Operating Partnership partnership agreement. The closing of the Mergers is also subject to various customary conditions, including but not limited to the following: (i) the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, (ii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), (iii) compliance with the covenants and agreements in the Merger Agreement in all material respects, (iv) the absence of any material adverse effect on us, (v) the receipt of certain third party consents, and (vi) the completion of the sale of the Excluded Assets (as defined below). The closing of the Company Merger is neither subject to a financing condition nor to the approval of Extra Space’s stockholders.

The Merger Agreement provides that we are not permitted to solicit alternative acquisition proposals, and, subject to certain exceptions, are not permitted to enter into discussions concerning, or provide confidential information in connection with, any alternative acquisition. The Merger Agreement contains termination rights for both us and Extra Space, including, among other bases for termination, if the Company Merger is not consummated on or before March 31, 2016 and if our

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Stockholder Approval is not obtained. In addition, either party may choose to terminate the Merger Agreement under certain circumstances, including among others, if: (i) prior to our stockholders voting on the Company Merger, we receive a superior proposal, and after providing Extra Space with adequate notice, failing to reach agreement on modified terms to the Merger Agreement after negotiating in good faith with Extra Space and paying a termination fee of $38.0 million, we enter into a definitive agreement in connection with such superior proposal; or (ii) the Board changes its recommendation to our stockholders to vote in favor of the Company Merger as a result of an intervening event, as defined in the Merger Agreement, and contemporaneously we pay Extra Space a termination fee of $38.0 million. If no alternative acquisition proposal has been publicly announced prior to our meeting of our stockholders and we fail to obtain the approval of our stockholders, we may be required to reimburse Extra Space’s transaction expenses up to an amount equal to $3.0 million. Under no circumstances will we be required both to pay Extra Space the termination fee and to reimburse Extra Space for its transaction expenses.

In connection with the Merger Agreement, each of our executive officers will be terminated in connection with the completion of the Company Merger, which will be deemed to be a termination without cause following a change in control. All severance payments relating to our executive officers’ termination will be paid at the effective time of the Company Merger (see Note 4, Self Administration and Investment Management Transaction, for additional information on our severance agreements). Additionally, the Merger Agreement generally provides that for all eligible employees, the higher of targeted annual bonus awards or actual earned annual bonus amounts will be paid at the effective time of the Company Merger. Under the terms of the Merger Agreement and the restricted stock award agreements, upon the closing of the Company Merger, any unvested time-based restricted stock will fully vest and any unvested performance-based restricted stock will vest based on linear interpolation of actual results through the end of most recently completed month versus the targeted performance (see Note 10, Stock Based Compensation, for additional information on our restricted stock).

Upon the closing of the Company Merger, any unpaid amounts due under the Acquisition Fee Tail Agreement will be paid in full (see Note 4, Self Administration and Investment Management Transaction, for additional information on the Acquisition Fee Tail Agreement).

Upon the closing of the Company Merger, pursuant to the terms of the Class B Units, such units will be converted into OP Units (see Note 4, Self Administration and Investment Management Transaction, for additional information on the Class B Units).

On August 4, 2015, we filed a definitive proxy statement with the SEC relating to the Company Merger and the other transactions contemplated by the Merger Agreement. Our stockholder meeting is scheduled for September 29, 2015, and we expect the Company Merger will close shortly thereafter.

Sale of Excluded Assets

In connection with the Merger Agreement, we and our Operating Partnership, along with certain other wholly-owned subsidiaries of our Operating Partnership, agreed to sell to Strategic 1031, LLC, a Delaware limited liability company (“Strategic 1031”), each of the following assets identified by Extra Space as being not complementary with the Extra Space asset portfolio.

(i)	Our Operating Partnership’s membership interests in SSTI Canada Acquisitions, LLC (“SSTI Canada”), which are being sold pursuant to an asset purchase agreement, dated June 15, 2015 among us, our Operating Partnership and Strategic 1031 (the “Canadian Purchase Agreement”). Pursuant to the Canadian Purchase Agreement, our membership interests in SSTI Canada and its subsidiaries will be sold on an “as is-where is” basis for $72.0 million, less certain remaining construction costs, payable at the closing of the transaction. SSTI Canada and its subsidiaries own the real property of our Canadian properties, which include Mavis, Brewster, Dufferin, Granite and Centennial properties. The closing of the sale of our Operating Partnership’s membership interest in SSTI Canada is subject to customary closing conditions, including a condition that the transactions contemplated by the Merger Agreement have closed.

(ii)	Our Operating Partnership’s membership interests in SSTI Ladera Land, LLC (“SSTI Ladera”), which are being sold pursuant to an asset purchase agreement, dated as of June 15, 2015 among us, our Operating Partnership and Strategic 1031 (the “Ladera Land APA”). Pursuant to the terms of the Ladera Land APA, our membership interests in SSTI Ladera will be sold on an “as is-where is” basis for an aggregate purchase price of $3.9 million, plus all entitlements and construction costs incurred, payable at the closing of the transaction. SSTI Ladera owns approximately four acres of vacant land located in Ladera Ranch, California that is being developed. The closing of the sale of our Operating Partnership’s membership interests in SSTI Ladera is subject to customary closing conditions and the Ladera Land APA can be terminated by any party thereto if the Merger Agreement is terminated or the transactions contemplated by the Merger Agreement have not closed by March 31, 2016.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(iii)	Our Operating Partnership’s interests in Montgomery County Self Storage, DST (“Montgomery County DST”), which are being sold pursuant to an asset purchase agreement, dated as of June 15, 2015 among us, our Operating Partnership, Self Storage REIT II, LLC, a Delaware limited liability company, USA SS REIT II Operating Partnership, L.P., a Delaware limited partnership, and Strategic 1031 (the “Montgomery DST APA”). Pursuant to the terms of the Montgomery DST APA, our beneficial interest in Montgomery County DST will be sold on an “as is-where is” basis for an aggregate purchase price of $100,000, payable at the closing of the transaction. We have an indirect 1.492% interest in Montgomery County, DST. The closing of the sale of our Operating Partnership’s interests in Montgomery County, DST is subject to customary closing conditions, including a condition that the transactions contemplated by the Merger Agreement have closed.

(iv)	Our Operating Partnership’s and certain other subsidiaries’ interests in our non-traded REIT platform (the “Non-Traded REIT Platform”), which are being sold pursuant to an asset purchase agreement, dated as of June 15, 2015 among us, our Operating Partnership, certain other wholly-owned subsidiaries of our Operating Partnership, including Strategic Storage Property Management, LLC, a Delaware limited liability company, and SmartStop Self Storage TRS, Inc., a Delaware corporation, and Strategic 1031 (the “Non-Traded REIT APA”). Pursuant to the terms of the Non-Traded REIT APA, our Non-Traded REIT platform will be sold on an “as is-where is” basis for an aggregate purchase price of $10.0 million, plus the amount of net working capital as of the month end immediately preceding the closing of the transaction, payable at the closing of the transaction which is anticipated to occur contemporaneously, with or just before the closing of the Company Merger. The Non-Traded REIT platform includes the following: (a) SmartStop Asset Management, LLC, a Delaware limited liability company, (b) Strategic Capital Markets Group, LLC, a Delaware limited liability company, (c) Entreprises SSTI Canada TRS Inc., a corporation formed under the laws of Quebec, and (d) SSPM Canada, LLC, a Delaware limited liability company, together with all the intellectual property associated with the Non-Traded REIT Platform. The closing of the sale of Non-Traded REIT Platform is subject to customary closing conditions, including a condition that the transactions contemplated by the Merger Agreement have closed.

Effective as of July 16, 2015, Extra Space agreed to acquire the self storage facility located in Ladera Ranch, California (the “Existing Ladera Facility”) as part of the Merger, and therefore the Existing Ladera Facility will no longer be an excluded asset. In order to effect this transaction, on July 16, 2015, we, our Operating Partnership and Strategic 1031, terminated the asset purchase agreement (the “Terrace RD APA”) with respect to our Operating Partnership’s membership interests in SSTI 30 Terrace RD, LLC (“SSTI 30 Terrace”). SSTI 30 Terrace owns the Existing Ladera Facility. Further, on July 16, 2015, we, our Operating Partnership, Extra Space, Extra Space OP, Merger Sub I and Merger Sub II entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amends the definition of “Excluded Asset Purchase Agreements” to delete the reference to the Terrace RD APA. Other than as expressly modified by Amendment No. 1, the Merger Agreement remains in full force and effect as originally executed on June 15, 2015 and the aggregate Merger Consideration payable to our stockholders remains unchanged.

On July 16, 2015, in connection with entering into Amendment No. 1, SSTI Ladera and Extra Space entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Extra Space has agreed to acquire to-be-developed self storage units which, in part, will become part of a mixed-use building that SSTI Ladera intends to develop adjacent to the Existing Ladera Facility (the “New Ladera Facility”). The New Ladera Facility will be built on undeveloped land in Ladera Ranch, California that Strategic 1031 is acquiring as part of the excluded asset transactions. Extra Space has agreed to acquire the self storage unit component of the New Ladera Facility for an aggregate purchase price of $8.5 million, subject to certain adjustments. The closing is subject to due diligence and other customary closing conditions, including substantial completion of the building such that it can be occupied for its intended use, which we expect to occur in the second half of 2016.

Strategic 1031 is owned and controlled by H. Michael Schwartz, our Chief Executive Officer, President and Chairman of our Board of Directors. In light of this relationship, the sales of SSTI Canada, SSTI Ladera, Montgomery County, DST and the Non-Traded REIT platform (collectively, the “Excluded Assets”) were approved by a special committee of the Board (the “Special Committee”), consisting of our independent directors. Prior to approving the sale of the Excluded Assets, the Special Committee received valuations and a fairness opinion from third party financial advisors that the consideration received in respect of the Excluded Assets was fair to us, from a financial point of view. To finance Strategic 1031’s purchase

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

of the Excluded Assets, a wholly-owned subsidiary of Extra Space will loan Strategic 1031 up to $92.0 million pursuant to promissory notes and a pledge and security agreement between Strategic 1031 and such Extra Space subsidiary. The loans will be secured by an interest in the Excluded Assets and will accrue interest at a rate of seven percent (7%) per annum. Up to $70.0 million of the loans evidenced by the promissory notes will have a term of 120 days after the closing and the remaining approximately $22.0 million will have a term of 365 days after the closing.

Note 4. Self Administration and Investment Management Transaction

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

SSH Contribution Agreement

On September 4, 2014, we along with the Operating Partnership, as Contributee, and SSH, as Contributor, entered into a Contribution Agreement (the “SSH Contribution Agreement”) whereby, effective August 31, 2014, the Operating Partnership acquired substantially all of SSH’s operating assets, including (a) SSH’s 100% membership interests in (i) the Property Manager, (ii) Strategic Storage Opportunities, LLC, (iii) SmartStop Asset Management, LLC (formerly known as Strategic Storage Realty Group, LLC), the parent company of the advisors and property managers for SST II and SSGT, respectively, and (iv) Strategic Capital Markets Group, LLC, which owns a 15% non-voting equity interest in Select Capital Corporation, our former dealer manager and the current dealer manager for SST II and SSGT, (b) all equipment, furnishings, fixtures, computer equipment and certain other personal property as set forth in the SSH Contribution Agreement, (c) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks), (d) all of SSH’s Software as defined in the SSH Contribution Agreement, (e) all of SSH’s processes, practices, procedures and workforce (including a fully integrated operations team of approximately 300 self storage and other professionals), and (f) certain other assets as set forth in the SSH Contribution Agreement, in exchange for $18 million in cash and 773,395 units of limited partnership in the Operating Partnership (“OP Units”).

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

June 30, 2015

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

Pursuant to the terms noted above, upon the closing of the Company Merger, the Class B Units will be converted into OP Units.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

have any obligation to make the distributions of Net Sale Proceeds, Subordinated Incentive Listing Distribution, Subordinated Distribution Due Upon Extraordinary Transaction or Subordinated Distribution Due Upon Termination (each as defined in the Former OP Agreement).

Agreement Regarding Acquisition Fees

We, the Operating Partnership and SSH agreed that for a period of six months following the closing of the Self Administration and Investment Management Transaction, subject to certain extensions, SSH, as the parent company of the Former Advisor and former ultimate parent company of Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, will retain any and all acquisition fees that would have been due under their respective advisory agreements (“Acquisition Fee Tail Agreement”) with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction. The parties agreed that the first $2.0 million in such acquisition fees otherwise payable will be deferred until the payout ratio (as defined in the agreement and calculated to include the payment of any portion of the deferred fees that SSH is entitled to be paid) is 100% or less for any quarterly period. Such payout ratio was achieved for the three months ended June 30, 2015 such that the first $2.0 million became due. As of June 30, 2015 no amounts had been paid to SSH under the Acquisition Fee Tail Agreement.

Fair Value of Consideration Transferred

We accounted for the SSH Contribution Agreement discussed above as a business combination under the acquisition method of accounting. During the three and six months ended June 30, 2014, legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration and Investment Management Transaction of approximately $0.5 million and $0.7 million, respectively, were incurred and are included in the self administration and investment management transaction expenses line-item in the accompanying consolidated statements of operations.

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

June 30, 2015

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The fair value of the total consideration of the interest in the Reinsurance Company has been preliminarily determined to be approximately $7.3 million, which consisted of approximately $4.1 million in cash and approximately $3.2 million in OP Units. Such amount is recorded in the investments in unconsolidated entities line-item in the accompanying consolidated balance sheets. Such investment is accounted for pursuant to the cost method of accounting and we recorded approximately $0.2 million and $0.3 million of income during the three months and six months ended June 30, 2015, respectively.

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

June 30, 2015

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

Pursuant to the terms noted above, upon the closing of the Company Merger and termination of our executive officers, separation payments will be made to our executive officers.

Note 5. USA SF Self Storage, DST Acquisition

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

As of June 30, 2015, the SF DST had net real estate assets of approximately $16.2 million, approximately $10.0 million of secured debt and there was approximately $0.1 million of noncontrolling interest related to this entity. Such assets are only available to satisfy the obligations of the SF DST. The lenders of the secured debt have no recourse to other Company assets.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 6. Real Estate Facilities

The following summarizes our activity in real estate facilities during the six months ended June 30, 2015:

Real estate facilities
Balance at December 31, 2014	$716,236,571
Facility acquisition	4,025,000
Impact of foreign exchange rate changes	(3,097,773)
Improvements and additions	2,021,418

Balance at June 30, 2015	$719,185,216

Accumulated depreciation
Balance at December 31, 2014	$(65,612,805)
Depreciation expense and impact of foreign exchange rate changes	(9,971,894)

Balance at June 30, 2015	$(75,584,699)

The following table summarizes the preliminary purchase price allocation for our acquisition for the six months ended June 30, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued	2015 Revenue(2)	2015 Property Operating Income(2)(3)
Tempe II – AZ	3/26/2015	$4,025,000	$350,000	$4,375,000	$1,800,000	$100,380	$53,229

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facility acquired above have been included in the Company’s statement of operations since its acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, interest expense, depreciation, amortization and acquisition expenses.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 7. Debt

The Company’s real estate secured debt is summarized as follows:

	Carrying value as of:
Encumbered Property	June 30, 2015	December 31, 2014	Interest Rate	Maturity Date
Montgomery	$2,570,535	$2,612,966	6.42%	7/1/2016
Seabrook	4,327,122	4,367,488	5.73%	1/1/2016
Greenville	2,168,440	2,188,628	5.65%	3/1/2016
Kemah	8,528,030	8,598,982	6.20%	6/1/2016
Memphis	2,403,807	2,424,933	5.67%	12/1/2016
Tallahassee	7,296,763	7,348,537	6.16%	8/1/2016
Houston	1,920,248	1,941,214	5.67%	2/1/2017
San Francisco	10,043,706	10,117,163	5.84%	1/27/2017
Lake Forest	18,000,000	18,000,000	6.47%	10/1/2017
Las Vegas II	1,480,597	1,491,346	5.72%	6/1/2017
Pearland	3,370,561	3,394,063	5.93%	7/1/2017
Daphne	1,118,895	1,208,821	5.47%	8/1/2020
Mesa(1)	—	2,896,216	5.38%	4/1/2015
Prudential Portfolio Loan(2)(3)	30,237,199	30,513,676	5.42%	9/5/2019
Dufferin – Toronto – Ontario, Canada(4)	5,070,427	5,474,639	4.49%	4/15/2017
Citi Loan(5)	27,447,794	27,670,035	5.77%	2/6/2021
Bank of America Loan – 1(6)	4,195,711	4,239,060	5.18%	11/1/2015
Bank of America Loan – 2(7)	6,357,625	6,423,310	5.18%	11/1/2015
Bank of America Loan – 3(8)	11,427,179	11,545,242	5.18%	11/1/2015
Prudential – Long Beach(9)	6,366,559	6,423,724	5.27%	9/5/2019
Citi Las Vegas Loan(10)	7,255,923	7,317,419	5.26%	6/6/2021
ING Loan(11)	20,748,050	20,925,260	5.47%	7/1/2021
Ladera Ranch	6,480,806	6,553,400	5.84%	6/1/2016
Las Vegas V(12)	—	1,588,164	5.02%	7/1/2015
Mississauga(13) – Ontario, Canada	5,855,084	6,221,162	4.85%	10/31/2015
Chantilly(14)	3,337,280	3,366,277	4.75%	6/6/2022
Brampton(15) – Ontario, Canada	5,611,932	5,962,807	5.10%	6/30/2016
Citi Stockade Loan – 1(16)	18,013,365	18,154,898	4.60%	10/6/2022
KeyBank CMBS Loan(17)	30,247,000	30,491,663	4.65%	11/1/2022
Citi Stockade Loan – 2(18)	19,190,509	19,337,508	4.61%	11/6/2022
Bank of America Loan – 4(19)	6,280,606	6,320,108	6.33%	10/1/2017
Citi SF Bay Area – Morgan Hill Loan(20)	3,000,000	3,000,000	4.08%	3/6/2023
KeyBank Revolver(21)	113,000,000	99,000,000	2.19%	10/25/2016
John Hancock Loan(22)	16,236,744	16,390,144	6.36%	6/1/2018
Net fair value adjustment	742,957	805,327

Total secured debt	$410,331,454	$404,314,180

(1)	On March 26, 2015, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(2)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Manassas, Marietta, Erlanger, Pittsburgh, Weston, Fort Lee, Oakland Park, Tempe, Phoenix II, Davie and Las Vegas I). Each of the individual loans is cross-collateralized by the other ten.
(3)	Ten of the loans in this portfolio loan bear an interest rate of 5.43%, and the remaining loan bears an interest rate of 5.31%. The weighted average interest rate of this portfolio is 5.42%.
(4)	The Dufferin property is encumbered with a Canadian dollar denominated loan which bears interest at the bank’s floating rate plus 3.0% (subject to a reduction in certain circumstances). The rate in effect at June 30, 2015 was 4.49%.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(5)	This portfolio loan encumbers 11 properties (Biloxi, Gulf Breeze I, Alpharetta, Florence II, Jersey City, West Mifflin, Chicago –95th St., Chicago – Western Ave., Chicago – Ogden Ave., Chicago – Roosevelt Rd. and Las Vegas IV). The net book value of the encumbered properties as of June 30, 2015 was approximately $48.6 million. Such amounts are only available to satisfy the obligations of this loan.
(6)	This loan encumbers the Lawrenceville I and II properties.
(7)	This loan encumbers the Concord, Hickory and Morganton properties.
(8)	This loan encumbers the El Paso II, III, IV & V properties as well as the Dallas property.
(9)	This loan is cross-collateralized by the 11 properties discussed in footnote (2) to this table.
(10)	This loan encumbers the Las Vegas VII and Las Vegas VIII properties. The net book value of the encumbered properties as of June 30, 2015 was approximately $8.7 million. Such amounts are only available to satisfy the obligations of this loan.
(11)	This portfolio loan is comprised of 11 discrete mortgage loans on 11 respective properties (Peachtree City, Buford, Jonesboro, Ellenwood, Marietta II, Collegeville, Skippack, Ballston Spa, Trenton, Fredericksburg and Sandston). Each of the individual loans had an original term of 30 years and matures on July 1, 2041. ING has the option to require payment of the loan in full every five years beginning on July 1, 2021.
(12)	On May 1, 2015, this loan was repaid in full and the related property is now encumbered under the KeyBank Revolver.
(13)	This loan is a Canadian dollar denominated construction loan, which bears interest at the bank’s floating rate, plus 2% (totaling 4.85% as of June 30, 2015).
(14)	The net book value of the Chantilly property as of June 30, 2015 was approximately $6.2 million. Such amounts are only available to satisfy the obligations of this loan.
(15)	This loan is a Canadian dollar denominated construction loan, which bears interest at the bank’s floating rate, plus 2.25% (totaling 5.10% as of June 30, 2015).
(16)	This portfolio loan encumbers 10 properties (Savannah I, Savannah II, Columbia, Lexington I, Stuart I, Lexington II, Stuart II, Bluffton, Wilmington Island and Myrtle Beach). The net book value of the encumbered properties as of June 30, 2015 was approximately $32.8 million. Such amounts are only available to satisfy the obligations of this loan.
(17)	This portfolio loan encumbers nine properties (Los Angeles – La Cienega, Las Vegas III, Las Vegas VI, Hampton, SF Bay Area – Gilroy, Toms River, Crescent Springs, Florence and Walton). The net book value of the encumbered properties as of June 30, 2015 was approximately $39.7 million. Such amounts are only available to satisfy the obligations of this loan.
(18)	This portfolio loan encumbers six properties (Mt. Pleasant I, Charleston I, Charleston II, Mt. Pleasant II, Charleston III, and Mt. Pleasant III). The net book value of the encumbered properties as of June 30, 2015 was approximately $34.5 million. Such amounts are only available to satisfy the obligations of this loan.
(19)	This loan encumbers the Ridgeland and Canton properties.
(20)	This loan encumbers the Morgan Hill property. The net book value of the encumbered property as of June 30, 2015 was approximately $5.0 million. Such amount is only available to satisfy the obligations of this loan.
(21)	On October 28, 2013, through our Operating Partnership and certain property-owning special purpose entities wholly-owned by our Operating Partnership, we entered into the KeyBank Revolver, which matures on October 25, 2016. Such loan encumbers the Homeland Portfolio properties, the Knoxville Portfolio properties and thirteen other properties (Gulf Breeze II, El Paso I, Toms River II, North Charleston, Phoenix I, Riverdale, SF Bay Area – Vallejo, Hampton II, Chandler, San Lorenzo, Mesa, Tempe II and Las Vegas V). This loan is a LIBOR based variable rate loan, and such rate is based on 30-day LIBOR, which including the applicable spread equaled an interest rate of 2.19% as of June 30, 2015. For additional discussion, see “KeyBank Revolver” below.
(22)	This loan encumbers the Midland I, Coppell, Midland II, Arlington and Weatherford properties.

As of June 30, 2015 and December 31, 2014, the Company’s secured promissory notes shown above were secured by the properties shown above, which properties had net book values of approximately $631 million and $638 million, respectively.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

In May 2015, we borrowed an additional approximately $6.8 million to repay the previously outstanding mortgage of approximately $1.6 million on the Las Vegas V property and for general corporate purposes, bringing the total outstanding amount borrowed to approximately $113 million as of June 30, 2015.

The KeyBank Revolver has an initial term of three years, maturing on October 25, 2016, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Revolver (the “Credit Agreement”). Payments under the KeyBank Revolver are interest-only for the life of the loan. The KeyBank Revolver bears interest at the Borrower’s option of either the Alternate Base Rate plus the Applicable Rate or the Adjusted LIBO Rate plus the Applicable Rate (each as defined in the Credit Agreement). The Applicable Rate will vary based on our total leverage ratio. We have elected the Adjusted LIBO Rate plus the Applicable Rate to apply to our balance outstanding. The $45 million interest rate swap originally purchased in connection with the Second Restated KeyBank Loan remained in place through December 24, 2014, thus fixing the rate on $45 million at approximately 2.4% during that period. Commensurate with the expiration of our interest rate swap, we entered into an interest rate cap, with a notional amount of $75 million, which limits the underlying index rate on our LIBO based loan to a maximum of 1% through June 30, 2015. During June 2015 we extended the interest rate cap through the earlier of December 31, 2015 or the day before the effective time of the Company Merger (See Note 3, Merger).

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

The KeyBank Revolver is secured by cross-collateralized first mortgage liens or first lien deeds of trust on the properties in the Homeland Portfolio, the properties in the Knoxville Portfolio, and thirteen of our other self storage properties, and is cross-defaulted to any recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Revolver may be prepaid or terminated at any time without penalty, provided, however, that KeyBank and any other lender shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 28, 2013 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Revolver.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the KeyBank Revolver in connection with a full or partial pay down of the KeyBank Revolver, provided that there shall at all times be at least four properties serving as collateral.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Under the terms of the KeyBank Bridge Loan, the SSTI Preferred Investor may borrow up to $80 million. As of December 31, 2014 and June 30, 2015 approximately $17 million and approximately $77 million was outstanding, respectively. The KeyBank Bridge Loan may be fully funded through a maximum of seven draws no later than June 30, 2015. Amounts repaid under the KeyBank Bridge Loan may not be redrawn.

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

The KeyBank Bridge Loan is secured by a perfected lien on the Preferred Equity Investments (see Note 9 for additional information). The KeyBank Bridge Loan may be prepaid or terminated at any time without penalty; provided, however, that KeyBank shall be indemnified for any breakage costs associated with any LIBOR borrowings. Pursuant to that certain guaranty dated October 31, 2014 in favor of KeyBank, we serve as a guarantor of all obligations due under the KeyBank Bridge Loan.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2015:

2015	$58,034,363
2016	204,967,477
2017	48,956,182
2018	18,825,142
2019	36,784,806
2020 and thereafter	119,020,527

Total payments(1)	486,588,497
Unamortized fair value adjustment	742,957

Total	$487,331,454

(1)	Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

We record the amortization of debt premiums related to fair value adjustments to interest expense. The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2015 was approximately 5.46%.

Note 8. Derivative Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and or interest rate caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives was recognized directly in earnings, of which there was none during the three and six months ended June 30, 2014. During 2015, we did not have any such designated hedges.

Commensurate with the expiration of our interest rate swap in December 2014, we entered into an interest rate cap, with a notional amount of $75 million, which limited the underlying index rate on our LIBOR based loan to a maximum of 1% through June 30, 2015. During June 2015 we extended the interest rate cap through the earlier of December 31, 2015 or the day before the effective time of the Company Merger (See Note 3, Merger).

The initial cost of our interest rate cap and the fair value as of June 30, 2015 were not material.

Note 9. Related Party Transactions

Investment Management Transactions

Effective August 31, 2014, our Operating Partnership acquired SmartStop Asset Management, LLC (formerly known as Strategic Storage Realty Group, LLC), the parent company of the advisors and property managers for SST II and SSGT, as part of the Self Administration and Investment Management Transaction. As a result, we are now their sponsor and will be entitled to receive various fees and expense reimbursements discussed below from the Managed REITs.

As of June 30, 2015, SSGT owned nine self storage properties and SST II owned 31 self storage properties.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor II, LLC, the advisor to SST II, and SS Growth Advisor, LLC, the advisor to SSGT, are entitled to receive various fees and expense reimbursements under the terms of the SST II and SSGT advisory agreements. However, in connection with the Self Administration and Investment Management Transaction, we, the Operating Partnership and SSH agreed, under the Acquisition Fee Tail Agreement, that for a period of six months following the closing of the Self Administration and Investment Management Transaction, subject to certain extensions, SSH, as the former ultimate parent company of Strategic Storage Advisor II, LLC and SS Growth Advisor, LLC, will retain any and all acquisition fees that would have been due under their respective advisory agreements with respect to any properties whose acquisition was pending, under contract, or was otherwise in process as of the closing of the Self Administration and Investment Management Transaction (See Note 4).

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Property Management Agreements

Commencing September 1, 2014, our indirect subsidiaries, Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REITs Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties. For the three and six months ended June 30, 2015 such payroll related costs totaled approximately $0.6 million and $1.0 million, respectively.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Summary of Fees and Reimbursable Costs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees and reimbursable costs recorded for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Revenues	Reimbursable Costs (1)	Revenues	Reimbursable Costs (1)
Property Management Agreement - SST II	$318,232	$581,117	$596,905	$989,068
Property Management Agreement - SSGT	91,705	204,754	186,139	363,449
Advisory Agreement - SST II	228,257	268,038	374,518	515,951
Advisory Agreement - SSGT	45,383	214,236	127,267	404,101
Other	36,392	14,424	70,670	21,528

Total	$719,969	$1,282,569	$1,355,499	$2,294,097

(1)	Reimbursable costs include reimbursement of both the SST II and SSGT Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

As of June 30, 2015 and December 31, 2014, the SSTI Preferred Investor had invested in total approximately $18 million and approximately $10 million in the SS Growth Operating Partnership, respectively. As of June 30, 2015 and December 31, 2014, the SSTI Preferred Investor had invested in total approximately $60 million and approximately $7 million in the SST II Operating Partnership, respectively. Such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets.

For the three months and six months ended June 30, 2015, we recorded income related to those investments, totaling approximately $3.0 million and $3.9 million, respectively, which is included in equity in earnings of unconsolidated entities in our consolidated statements of operations. For the three months and six months ended June 30, 2015, we recorded approximately $0.4 million and $0.9 million, respectively, of income related to the accretion of additional issuances of preferred units by SSGT and SST II, pursuant to the unit purchase agreements to reimburse our costs to obtain the KeyBank Bridge Loan, which is included in equity in earnings of unconsolidated entities in our consolidated statements of operations.

Below is a summary of our investments in and advances to the Managed REITs:

	June 30, 2015	December 31, 2014
SST II Investment	$59,469,500	$6,517,119
SST II distributions receivable	1,480,776	37,495
Investment in SST II common equity	106,286	166,786
SST II advances(1)	550,534	1,046,539

Total investments in and advances to SST II	$61,607,096	$7,767,939

SSGT Investment	$17,461,577	$10,263,582
SSGT distributions receivable	636,408	61,163
Investment in SSGT common equity	113,825	177,303
SSGT advances(1)	1,507,142	700,046

Total investments in and advances to SSGT	$19,718,952	$11,202,094

Total investments in and advances to Managed REITs	$81,326,048	$18,970,033

(1)	Advances include receivables related to asset management fees, property management fees, reimbursable costs, and other direct routine expenditures of the Managed REITs that we directly funded.

Related Party Transactions Related to the Mergers

In connection with the Merger Agreement, we and our Operating Partnership, along with certain other wholly-owned subsidiaries of our Operating Partnership, agreed to sell to Strategic 1031, subject to certain closing conditions, certain assets identified by Extra Space as being not complementary with the Extra Space asset portfolio. Strategic 1031 is owned and controlled by H. Michael Schwartz, our Chief Executive Officer, President and Chairman of our Board of Directors. See Note 3, Merger for additional information.

Related Party Transactions Prior to Self Administration and Investment Management Transaction

Through the closing of the Self Administration and Investment Management Transaction, effective August 31, 2014, we were a party to and incurred expenses under the following agreements for the three and six months ended June 30, 2014.

Fees to Affiliates

Our Former Advisory Agreement with our Former Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitled our Former Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, as well as reimbursement for organizational and offering costs

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

June 30, 2015

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

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Expensed
Reimbursement of operating expenses	$—	$253,558	$—	$620,904
Asset management fees	—	1,529,666	—	3,041,934
Property management fees(1)	—	1,428,674	—	2,803,616
Acquisition expenses	—	103,703	—	612,245
Additional Paid-in Capital
Selling commissions	—	—	—	—
Dealer Manager fee	—	—	—	—
Reimbursement of offering costs	—	—	—	—

Total	$—	$3,315,601	$—	$7,078,699

(1)	During the three and six months ended June 30, 2014, our Former Advisor permanently waived certain costs, reimbursements and fees, including construction management fees, tenant insurance administration fees, accounting administrative fees and expense reimbursements related to certain off-site property management employees. Such amounts totaled approximately $174,000 and $356,000, respectively, and were waived permanently and accordingly, will not be paid to our Former Advisor.

Other Related Party Transactions

Tenant Reinsurance Program

Beginning in 2011, our Chief Executive Officer and President, through certain entities, began participating in a tenant reinsurance program whereby tenants of our self storage facilities are able to purchase insurance to cover damage or

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

destruction to their property while stored at our facilities. Such entities invested in a Cayman Islands company (the “Reinsurance Company”) that reinsures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or may be entitled to receive distributions of profits depending on actual losses incurred under the program. Effective August 31, 2014, we acquired such interest from our Chief Executive Officer and President (See Note 4). For the three and six months ended June 30, 2015, we recorded approximately $0.6 million and $1.1 million, respectively, in revenue from the program insurer, while we owned the tenant reinsurance interest. For the three and six months ended June 30, 2014, we recorded revenue of approximately $0.5 million and $0.9 million, respectively, in connection with this tenant reinsurance program while it was owned by such affiliates.

Storage Auction Program

During the second quarter of 2013, our Chief Executive Officer and President, and our Senior Vice President – Property Management and the President of our Property Manager, purchased noncontrolling interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we pay the Auction Company a service fee based upon the sale price of the unit. On January 1, 2014, the Auction Company merged with another similar company. Such officers’ collective ownership in the new combined company is now approximately nine percent. For the three months ended June 30, 2015 and 2014, we incurred approximately $49,000 and $27,000, respectively, in auction fees with the Auction Company. For the six months ended June 30, 2015 and 2014, we incurred approximately $67,000 and $63,000, respectively, in auction fees with the Auction Company.

Note 10. Stock Based Compensation

We issue stock based compensation pursuant to the “Employee and Director Long-Term Incentive Plan of Strategic Storage Trust, Inc.” (the “Plan”), which was effective as of February 25, 2008. To date we have only issued time-based and performance-based restricted stock grants. Time-based restricted stock grants are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. Performance-based restricted stock grants vest subject to a specified service period and based upon achieving specified targets of FFO (as defined) performance. The performance-based awards are subject to a minimum performance requirement, which if not met, none of the award will vest; otherwise between 50% and 150% will vest, based on linear interpolation of actual results versus targeted performance. During the vesting periods, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends will be paid, if and when the underlying restricted shares vest. Generally the time-based shares vest over an approximate four-year period which begins on the date of grant and the performance-based shares vest over an approximate one-year service period which begins on the date of grant. Beginning with the 2014 grants to our independent, non-employee board of directors, such grants vest over an approximate one-year period.

As of June 30, 2015, 5,612,109 shares were available for issuance under the Plan.

We recorded stock based compensation expense in general and administrative expense in our statements of operations of approximately $567,000 and $6,000, respectively, for the three months ended June 30, 2015 and 2014 and approximately $624,000 and $12,000, respectively, for the six months ended June 30, 2015 and 2014. As of June 30, 2015 there was approximately $2.3 million of total unrecognized compensation expense related to non-vested restricted stock awards.

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2014	57,250	$11.13
Granted(1)	178,077	12.38
Vested	(1,875)	10.53

Non-Vested at June 30, 2015	233,452	$12.09

(1)	We issued 74,238 performance-based restricted stock grants to executives on April 6, 2015.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Pursuant to the terms of the restricted stock award agreements, upon the closing of the Company Merger any unvested time-based restricted stock will fully vest and any unvested performance-based restricted stock will vest based on linear interpolation of actual results through the end of most recently completed month versus the targeted performance.

Note 11. Commitments and Contingencies

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

No sales commission or dealer manager fee was paid on shares sold through the distribution reinvestment plan. As of June 30, 2015, we had sold approximately 2.7 million shares through our DRP Offering.

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

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Ground Lease Commitment – SF Bay Area – San Lorenzo

In connection with the acquisition of our SF Bay Area – San Lorenzo property, we assumed a land lease, with a remaining term of approximately 20 years as of June 30, 2015, subject to one 35 year extension option. We recorded rent expense of approximately $37,000 and $74,000, respectively for each of the three and six months ended June 30, 2015 and 2014, respectively. The lease has remaining minimum lease payments of approximately $69,000, $139,000, $139,000, $139,000, $139,000 and $2,415,000 for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter respectively.

Corporate Office Lease

In connection with the Self Administration and Investment Transaction we assumed a lease for our corporate office in Ladera Ranch, California for approximately 10,000 square feet. The lease extends through December 2017. The lease has remaining minimum lease payments of approximately $110,000, $227,000 and $234,000 for the years ending 2015, 2016 and 2017, respectively.

Greater Toronto Area Development

In connection with our development properties (Mississauga, Brampton, Toronto II and Pickering) in the Greater Toronto Area we entered into development services agreements with a third party to assist us with the development process. In addition to development fees the firm was paid, they will be entitled to a defined percentage of the net cash flow related to the property, if the property generates in excess of a certain return on our invested capital. Additionally, if there is a sale or other disposition of the property and our compounded internal rate of return on our invested capital exceeds a defined return, they will be entitled to additional amounts.

Other Contingencies

We are involved in routine litigation and threatened litigation arising in the ordinary course of business. While the outcome of any litigation is inherently unpredictable, we believe the likelihood of these pending legal matters having a material adverse effect on our financial condition or results of operations is remote.

Note 12. Declaration of Distributions

On June 24, 2015, our board of directors declared a distribution rate for the third quarter of 2015 of $0.001917808 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2015 and continuing on each day thereafter through and including the earlier of (i) September 30, 2015 or (ii) the closing date of the Merger.

SMARTSTOP SELF STORAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 13. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total revenues	$24,321,406	$25,535,260	$25,269,167	$25,436,924	$27,184,740
Total operating expenses	$18,566,277	$18,883,288	$18,010,735	$18,361,844	$20,303,737
Operating income	$5,755,129	$6,651,972	$7,258,432	$7,075,080	$6,881,003
Net income	$1,449,237	$3,002,451	$1,400,288	$1,306,641	$4,044,231
Net income attributable to the Company	$1,433,221	$2,967,540	$1,316,394	$1,244,694	$3,832,289
Net income per share-basic and diluted	$0.03	$0.05	$0.02	$0.02	$0.07

Note 14. Subsequent Events

SSTI Preferred Investor

Subsequent to June 30, 2015, SST II paid SSTI Preferred Investor $6 million, reducing the balance of our SST II Investment and the SSTI Preferred Investor made its $6 million curtailment payment on the KeyBank Bridge Loan, bringing the total outstanding amount borrowed to approximately $71 million.

Amendment No. 1 to Merger Agreement

Subsequent to June 30, 2015 we entered into Amendment No. 1 to the Merger Agreement. See Note 3, Merger for additional information.

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

On March 17, 2008, we began our Initial Offering. On May 22, 2008, we satisfied the minimum offering requirements of the Initial Offering and commenced formal operations. On September 16, 2011, we terminated the Initial Offering, having sold approximately 29 million shares for gross proceeds of approximately $289 million. On September 22, 2011, we commenced our Offering. Our Offering terminated on September 22, 2013. On September 18, 2013, our board of directors amended and restated our distribution reinvestment plan, effective September 28, 2013, to make certain minor revisions related to the closing of our Offering. Following the termination of our Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In anticipation of potential strategic alternatives, on November 1, 2013, our board of directors approved the termination of our share redemption program, effective December 1, 2013. On April 2, 2015 our board of directors approved the suspension of our distribution reinvestment plan. See Note 11 of the Notes to the Consolidated Financial Statements contained in this report for additional information. As of June 30, 2015, we had issued approximately 2.7 million shares of common stock for approximately $27.4 million in our DRP Offering. As of June 30, 2015, we had issued approximately 56 million shares of common stock for approximately $572 million in our Initial Offering, Offering and our DRP Offering. In addition, we issued 6.2 million shares of common stock in private offerings in connection with mergers completed in 2009 with two private REITs that were affiliated with Strategic Capital Holdings, LLC, our former sponsor.

On September 4, 2014, we and our operating partnership, SmartStop Self Storage Operating Partnership, L.P. (the “Operating Partnership”), entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”), with Strategic Storage Holdings, LLC (“SSH”) and our former advisor, Strategic Storage Advisor, LLC (the “Former Advisor”), pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SSH was the sole member of the Former Advisor and Strategic Storage Property Management, LLC (the “Property Manager”). The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of our former advisory agreement we had with our Former Advisor (our “Former Advisory Agreement”). As a result of the Self Administration and Investment Management Transaction, we are now self-managed, succeed to the advisory, asset management and property management arrangements with two additional REITs, Strategic Storage Trust II, Inc. (“SST II”) and Strategic Storage Growth Trust, Inc. (“SSGT”) (collectively “the Managed REITs”), and now have the internal capability to originate, structure and manage additional investment products. Our board of directors recognized that certain potential liquidity events may be enhanced if we first became self-administered and those individuals responsible for managing our affairs were our own employees rather than those of an external advisor. For these reasons and others, we completed the Self Administration and Investment Management Transaction. See Note 4, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

As of June 30, 2015, we owned 127 self storage facilities (126 were wholly owned and one was 99% owned by us) located in 17 states (Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia) and Canada comprising approximately 80,675 units and approximately 10.5 million rentable square feet. As of June 30, 2015, we also had noncontrolling interests in two additional self storage facilities.

As of June 30, 2015, SSGT owned nine self storage properties and SST II owned 31 self storage properties.

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

Merger

Merger Agreement

On June 15, 2015, we, our Operating Partnership, Extra Space Storage Inc., a Maryland corporation (“Extra Space”), Extra Space Storage LP, a Delaware limited partnership (“Extra Space OP”), Edgewater REIT Acquisition (MD) LLC, a Maryland limited liability company and a direct or indirect wholly-owned subsidiary of Extra Space OP (“Merger Sub I”) and Edgewater Partnership Acquisition (DE) LLC, a Delaware limited liability company and a direct or indirect wholly-owned subsidiary of Extra Space OP (“Merger Sub II”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that (i) Extra Space will acquire us by way of a merger of us with and into Merger Sub I, with Merger Sub I being the surviving entity (the “Company Merger”), (ii) immediately after the Company Merger, but before the Partnership Merger (as defined herein), Merger Sub I will transfer (the “Transfer”) certain of its limited partnership units of our Operating Partnership (the “Transferred Units”) to a subsidiary of Extra Space, and (iii) immediately after the Transfer, Merger Sub II will merge with and into our Operating Partnership, with our Operating Partnership continuing as the surviving entity and a direct or indirect wholly-owned subsidiary of Extra Space OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). Our board of directors (the “Board”) and us, as general partner of our Operating Partnership, have unanimously approved the Mergers, the Merger Agreement and the transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each outstanding share of our common stock, par value $0.001 per share (the “Common Stock”), prior to the Company Merger Effective Time (other than shares owned by us and our subsidiaries or Extra Space and its subsidiaries) will be automatically converted into the right to receive an amount in cash equal to $13.75, without interest and less any applicable withholding taxes (the “Merger Consideration”). At the Company Merger Effective Time, all shares of Common Stock that are subject to vesting and other restrictions will become fully vested and be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding unit of limited partnership interest of the Operating Partnership, other than partnership units held by us and our subsidiaries or Extra Space and its subsidiaries (including the Transferred Units), will be automatically converted into the right to receive an amount in cash equal to $13.75, without interest and less any applicable withholding taxes, provided however, if an Operating Partnership unit holder is an “accredited investor” as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and timely makes a valid election to receive common operating partnership units of Extra Space OP in lieu of cash, each unit held by such Operating Partnership unit holder will be converted into the right to receive 0.2031 common operating partnership units of Extra Space OP, including the right to receive cash in lieu of any fractional interests in such units. The aggregate consideration to be paid for shares of our Common Stock and each outstanding unit of partnership interest of the Operating Partnership in the Mergers and the satisfaction of our debt is estimated to be valued at approximately $1.4 billion.

We and Extra Space have made customary representations, warranties and covenants in the Merger Agreement. We also agreed, among other things, to (i) conduct our business in all material respects in the ordinary course and in a manner consistent with past practice, (ii) use our reasonable best efforts to maintain our material assets and properties in their current condition (subject to certain exceptions), (iii) preserve intact in all material respects our current business organization, goodwill, ongoing business and relationships with third parties, and keep available the services of our present officers, employees and service providers, (iv) maintain all insurance policies, and (v) maintain our status as a real estate investment trust.

The closing of the Company Merger is subject to the approval of the Company Merger by the affirmative vote of holders of not less than a majority of all outstanding shares of Common Stock (the “Stockholder Approval”). The Partnership Merger has been approved in accordance with the Operating Partnership partnership agreement. The closing of the Mergers is also subject to various customary conditions, including but not limited to the following: (i) the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, (ii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), (iii) compliance with the covenants and agreements in the Merger Agreement in all material respects, (iv) the absence of any material adverse effect on us, (v) the receipt of certain third party consents, and (vi) the completion of the sale of the Excluded Assets (as defined below). The closing of the Company Merger is neither subject to a financing condition nor to the approval of Extra Space’s stockholders.

The Merger Agreement provides that we are not permitted to solicit alternative acquisition proposals, and, subject to certain exceptions, are not permitted to enter into discussions concerning, or provide confidential information in connection with, any alternative acquisition. The Merger Agreement contains termination rights for both us and Extra Space, including, among other bases for termination, if the Company Merger is not consummated on or before March 31, 2016 and if our Stockholder Approval is not obtained. In addition, either party may choose to terminate the Merger Agreement under certain circumstances, including among others, if: (i) prior to our stockholders voting on the Company Merger, we receive a superior proposal, and after providing Extra Space with adequate notice, failing to reach agreement on modified terms to the Merger Agreement after negotiating in good faith with Extra Space and paying a termination fee of $38.0 million, we enter into a definitive agreement in connection with such superior proposal; or (ii) the Board changes its recommendation to our stockholders to vote in favor of the Company Merger as a result of an intervening event, as defined in the Merger Agreement, and contemporaneously we pay Extra Space a termination fee of $38.0 million. If no alternative acquisition proposal has been publicly announced prior to our meeting of our stockholders and we fail to obtain the approval of our stockholders, we may be required to reimburse Extra Space’s transaction expenses up to an amount equal to $3.0 million. Under no circumstances will we be required both to pay Extra Space the termination fee and to reimburse Extra Space for its transaction expenses.

In connection with the Merger Agreement, each of our executive officers will be terminated in connection with the completion of the Company Merger, which will be deemed to be a termination without cause following a change in control. All severance payments relating to our executive officers’ termination will be paid at the effective time of the Company Merger (see Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information on our severance agreements). Additionally, the Merger Agreement generally provides that for all eligible employees, the higher of targeted annual bonus awards or actual earned annual bonus amounts will be paid at the effective time of the Company Merger. Under the terms of the Merger Agreement and the restricted stock award agreements, upon the closing of the Company Merger, any unvested time-based restricted stock will fully vest and any unvested performance-based restricted stock will vest based on linear interpolation of actual results through the end of most recently completed month versus the targeted performance (see Note 10 of the Notes to the Consolidated Financial Statements contained in this report for additional information on our restricted stock).

Upon the closing of the Company Merger, any unpaid amounts due under the Acquisition Fee Tail Agreement will be paid in full (see Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information on the Acquisition Fee Tail Agreement).

Upon the closing of the Company Merger, pursuant to the terms of the Class B Units, such units will be converted into OP Units (see Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information on the Class B Units).

On August 4, 2015, we filed a definitive proxy statement with the SEC relating to the Company Merger and the other transactions contemplated by the Merger Agreement. Our stockholder meeting is scheduled for September 29, 2015, and we expect the Company Merger will close shortly thereafter.

Sale of Excluded Assets

In connection with the Merger Agreement, we and our Operating Partnership, along with certain other wholly-owned subsidiaries of our Operating Partnership, agreed to sell, to Strategic 1031, LLC, a Delaware limited liability company (“Strategic 1031”), each of the following assets identified by Extra Space as being not complementary with the Extra Space asset portfolio.

(i)	Our Operating Partnership’s membership interests in SSTI Canada Acquisitions, LLC (“SSTI Canada”), which are being sold pursuant to an asset purchase agreement, dated June 15, 2015 among us, our Operating Partnership and Strategic 1031 (the “Canadian Purchase Agreement”). Pursuant to the Canadian Purchase Agreement, our membership interests in SSTI Canada and its subsidiaries will be sold on an “as is-where is” basis for $72.0 million, less certain remaining construction costs, payable at the closing of the transaction. SSTI Canada and its subsidiaries own the real property of our Canadian properties, which include Mavis, Brewster, Dufferin, Granite and Centennial properties. The closing of the sale of our Operating Partnership’s membership interest in SSTI Canada is subject to customary closing conditions, including a condition that the transactions contemplated by the Merger Agreement have closed.

(ii)	Our Operating Partnership’s membership interests in SSTI Ladera Land, LLC (“SSTI Ladera”), which are being sold pursuant to an asset purchase agreement, dated as of June 15, 2015 among us, our Operating Partnership and Strategic 1031 (the “Ladera Land APA”). Pursuant to the terms of the Ladera Land APA, our membership interests in SSTI Ladera will be sold on an “as is-where is” basis for an aggregate purchase price of $3.9 million, plus all entitlements and construction costs incurred, payable at the closing of the transaction. SSTI Ladera owns approximately four acres of vacant land located in Ladera Ranch, California that is being developed. The closing of the sale of our Operating Partnership’s membership interests in SSTI Ladera is subject to customary closing conditions and the Ladera Land APA can be terminated by any party thereto if the Merger Agreement is terminated or the transactions contemplated by the Merger Agreement have not closed by March 31, 2016.

(iii)	Our Operating Partnership’s interests in Montgomery County Self Storage, DST (“Montgomery County DST”), which are being sold pursuant to an asset purchase agreement, dated as of June 15, 2015 among us, our Operating Partnership, Self Storage REIT II, LLC, a Delaware limited liability company, USA SS REIT II Operating Partnership, L.P., a Delaware limited partnership, and Strategic 1031 (the “Montgomery DST APA”). Pursuant to the terms of the Montgomery DST APA, our beneficial interest in Montgomery County DST will be sold on an “as is-where is” basis for an aggregate purchase price of $100,000, payable at the closing of the transaction. We have an indirect 1.492% interest in Montgomery County, DST. The closing of the sale of our Operating Partnership’s interests in Montgomery County, DST is subject to customary closing conditions, including a condition that the transactions contemplated by the Merger Agreement have closed.

(iv)	Our Operating Partnership’s and certain other subsidiaries’ interests in our non-traded REIT platform (the “Non-Traded REIT Platform”), which are being sold pursuant to an asset purchase agreement, dated as of June 15, 2015 among us, our Operating Partnership, certain other wholly-owned subsidiaries of our Operating Partnership, including Strategic Storage Property Management, LLC, a Delaware limited liability company, and SmartStop Self Storage TRS, Inc., a Delaware corporation, and Strategic 1031 (the “Non-Traded REIT APA”). Pursuant to the terms of the Non-Traded REIT APA, our Non-Traded REIT platform will be sold on an “as is-where is” basis for an aggregate purchase price of $10.0 million, plus the amount of net working capital as of the month end immediately preceding the closing of the transaction, payable at the closing of the transaction which is anticipated to occur contemporaneously, with or just before the closing of the Company Merger. The Non-Traded REIT platform includes the following: (a) SmartStop Asset Management, LLC, a Delaware limited liability company, (b) Strategic Capital Markets Group, LLC, a Delaware limited liability company, (c) Entreprises SSTI Canada TRS Inc., a corporation formed under the laws of Quebec, and (d) SSPM Canada, LLC, a Delaware limited liability company, together with all the intellectual property associated with the Non-Traded REIT platform. The closing of the sale of Non-Traded REIT Platform is subject to customary closing conditions, including a condition that the transactions contemplated by the Merger Agreement have closed.

Effective as of July 16, 2015, Extra Space agreed to acquire the self storage facility located in Ladera Ranch, California (the “Existing Ladera Facility”) as part of the Mergers, and therefore the Existing Ladera Facility will no longer be an excluded asset. In order to effect this transaction, on July 16, 2015, we, our Operating Partnership and Strategic 1031, terminated the asset purchase agreement (the “Terrace RD APA”) with respect to our Operating Partnership’s membership interests in SSTI 30 Terrace RD, LLC (“SSTI 30 Terrace”). SSTI 30 Terrace owns the Existing Ladera Facility. Further, on

July 16, 2015, we, our Operating Partnership, Extra Space, Extra Space OP, Merger Sub I and Merger Sub II entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”). Amendment No. 1, among other things, amends the definition of “Excluded Asset Purchase Agreements” to delete the reference to the Terrace RD APA. Other than as expressly modified by Amendment No. 1, the Merger Agreement remains in full force and effect as originally executed on June 15, 2015 and the aggregate Merger Consideration payable to our stockholders remains unchanged.

On July 16, 2015, in connection with entering into Amendment No. 1, SSTI Ladera and Extra Space entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Extra Space has agreed to acquire to-be-developed self storage units which, in part, will become part of a mixed-use building that SSTI Ladera intends to develop adjacent to the Existing Ladera Facility (the “New Ladera Facility”). The New Ladera Facility will be built on undeveloped land in Ladera Ranch, California that Strategic 1031 is acquiring as part of the excluded asset transactions. Extra Space has agreed to acquire the self storage component of the New Ladera Facility for an aggregate purchase price of $8.5 million, subject to certain adjustments. The closing is subject to due diligence and other customary closing conditions, including substantial completion of the building such that it can be occupied for its intended use, which we expect to occur in the second half of 2016.

Strategic 1031 is owned and controlled by H. Michael Schwartz, our Chief Executive Officer, President and Chairman of our Board of Directors. In light of this relationship, the sales of SSTI Canada, SSTI Ladera, Montgomery County, DST and the Non-Traded REIT Platform (collectively, the “Excluded Assets”) were approved by a special committee of the Board (the “Special Committee”), consisting of our independent directors. Prior to approving the sale of the Excluded Assets, the Special Committee received valuations and a fairness opinion from third party financial advisors that the consideration received in respect of the Excluded Assets was fair to us, from a financial point of view. To finance Strategic 1031’s purchase of the Excluded Assets, a wholly-owned subsidiary of Extra Space will loan Strategic 1031 up to $92.0 million pursuant to promissory notes and a pledge and security agreement between Strategic 1031 and such Extra Space subsidiary. The loans will be secured by an interest in the Excluded Assets and will accrue interest at a rate of seven percent (7%) per annum. Up to $70.0 million of the loans evidenced by the promissory notes will have a term of 120 days after the closing and the remaining approximately $22.0 million will have a term of 365 days after the closing.

Portfolio Summary

As of June 30, 2015, our owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)		% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama(5)	3	1,615	213,600		2.0%	84.1%	1.7%
Arizona	6	2,805	327,300		3.1%	87.6%	2.7%
California	9	7,500	925,800		8.8%	92.6%	14.4%
Florida	10	7,750	877,000		8.4%	88.8%	9.3%
Georgia	22	12,990	1,708,900		16.3%	91.9%	14.1%
Illinois	4	2,455	394,000	(6)	3.8%	89.1%	3.6%
Kentucky	5	2,870	415,700		4.0%	90.9%	3.3%
Mississippi	3	1,495	224,300		2.1%	87.4%	1.9%
Nevada	8	4,735	639,000		6.1%	88.9%	4.5%
New Jersey	6	4,660	445,400		4.2%	88.1%	7.3%
New York	1	700	82,800		0.8%	90.6%	0.8%
North Carolina	3	1,560	207,600		2.0%	92.0%	1.6%
Ontario, Canada(7)(8)	5	4,565	489,600		4.7%	88.4%	3.7%
Pennsylvania	4	2,210	285,700		2.7%	81.5%	2.2%
South Carolina	13	7,235	998,800		9.5%	91.6%	9.4%
Tennessee	4	2,695	411,700		3.9%	90.4%	3.5%
Texas	15	9,055	1,428,300		13.6%	89.5%	11.5%
Virginia	6	3,780	415,400		4.0%	91.7%	4.5%

Total	127	80,675	10,490,900		100%	90.0%	100%

(1)	Includes all rentable units, consisting of storage units, parking (approximately 3,790 units) and a minor amount of commercial office units.
(2)	Includes all rentable square feet consisting of storage units, parking (approximately 1,250,000 square feet) and commercial office units.
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2015.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of June 2015.
(5)	Excludes the interests owned in the Montgomery County Self Storage, DST properties.
(6)	Includes approximately 38,000 rentable square feet of industrial warehouse/office space at the Chicago – Ogden Ave. property.
(7)	As of June 30, 2015, the Pickering and Toronto II properties were under development, thus the related occupancy statistics exclude these properties.
(8)	All of the Canadian properties are located within the Greater Toronto Area.

In connection with the Self Administration and Investment Transaction we assumed a lease for our corporate offices in Ladera Ranch, California for approximately 10,000 square feet. The lease extends through December 2017.

The map below shows the geographic location of our self storage portfolio and our property management organization (inclusive of personnel responsible for the supervision of our Managed REITs) as of June 30, 2015.

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

As of June 30, 2015 and 2014, we owned 127 and 126 self storage facilities, respectively. The comparability of our results of operations is affected as follows:

•	In the six months ended June 30, 2015 we acquired one self storage facility for consideration of approximately $4 million. In the six months ended June 30, 2014, we acquired two operating self storage facilities for consideration of approximately $12 million.

•	As a result of the Self Administration and Investment Management Transaction, effective September 1, 2014 we no longer incur acquisition, asset and property managements fees, which we previously incurred while we were externally advised. However, we now incur additional payroll and overhead related costs. Additionally, we now are the sponsor for the Managed REITs, generating revenue and incurring expenses associated with such activities. Due to these changes, we believe there is little basis for comparison between the three and six months ended June 30, 2015 and 2014 with respect to certain financial statement line-items. See below for a summary of the impact of the Self Administration and Investment Management Transaction to our financial statements.

Self Administration and Investment Management Transaction Impact

On September 4, 2014, we and our Operating Partnership entered into the Self Administration and Investment Management Transaction with SSH and our Former Advisor, pursuant to which, effective as of August 31, 2014, we acquired the self storage advisory, asset management, property management and investment management businesses of SSH. The Former Advisor had been responsible for, among other things, managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. As a result of the Self Administration and Investment Management Transaction, we are now self-managed, and succeed to the advisory, asset management and property management arrangements with the Managed REIT’s. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the impact, before noncontrolling interests, of the Self Administration and Investment Management Transaction to our financial statements for the three and six months ended June 30, 2015 (in millions):

Item:	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Elimination of property management, asset management, and acquisition fees	$3.2	$6.4
Investment management revenue – affiliates	0.7	1.4
Incremental property operating expenses	(0.5)	(0.9)
Incremental general and administrative expenses	(1.5)	(2.9)
Investment management expenses	(0.6)	(1.2)
SSTI Preferred Investor related	1.8	2.0

	$3.1	$4.8

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Self Storage Rental Revenue

Self storage rental revenue for the three months ended June 30, 2015 was approximately $25.6 million, as compared to rental revenue for the three months ended June 30, 2014 of approximately $23.5 million, an increase of approximately $2.1 million or 9%. The increase in self storage rental revenue arose primarily from same-store revenues (approximately $1.8 million or 7.5%) and the three operating properties acquired in 2014 and 2015 and three Canadian development properties that were in lease-up (approximately $0.3 million).

Ancillary Operating Revenue

Ancillary operating revenue was approximately $0.8 million for each of the three months ended June 30, 2015 and 2014.

Investment Management Revenue – Affiliates

Investment management revenue – affiliates for the three months ended June 30, 2015 was approximately $0.7 million. Such revenue consisted of approximately $0.3 million of asset management revenue and approximately $0.4 million of property management revenue. These revenues were derived from the investment management business we acquired from our Former Advisor, effective August 31, 2014. We expect investment management revenue – affiliates to increase during fiscal year 2015 due to the properties acquired by the Managed REITs in the second half of 2014 and the properties acquired by the Managed REITs to date in 2015.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2015 were approximately $8.6 million (approximately 32.6% of self storage and ancillary revenues) as compared to property operating expenses for the three months ended June 30, 2014 of approximately $7.7 million (approximately 31.6% of self storage and ancillary revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The increase in property operating expenses primarily related to increased payroll as a result of the Self Administration and Investment Management Transaction of approximately $0.5 million, increased expenses related to three operating properties acquired in 2014 and 2015 and our three Canadian development properties and increased property taxes.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2015 were none as compared to property operating expenses – affiliates for the three months ended June 30, 2014 of approximately $3.0 million. Through August 31, 2014, property operating expenses – affiliates included property management fees and asset management fees. Effective September 1, 2014, as a result of the Self Administration and Investment Management Transaction such fees will no longer be incurred.

Investment Management Expenses

Investment management expenses for the three months ended June 30, 2015 were approximately $0.6 million. Such expenses primarily consisted of approximately $0.5 million of marketing and other support related costs associated with the sponsorship of the Managed REITs and approximately $0.1 million of allocated payroll associated with the management of the Managed REITs. These expenses are a result of the investment management business we acquired from our Former Advisor, effective August 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $2.6 million for the three months ended June 30, 2015 as compared to general and administrative expenses for the three months ended June 30, 2014 of approximately $0.9 million. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs (through August 31, 2014) and board of directors’ related costs. For the three months ended June 30, 2015, as a result of the Self Administration and Investment Management Transaction, we incurred an incremental approximately $1.5 million of payroll and overhead related costs now that we are self managed.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2015 were approximately $6.5 million compared to approximately $6.3 million for the three months ended June 30, 2014. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our real estate acquisitions and approximately $0.2 million related to trademark amortization and amortization of intangibles associated with management contracts arising from the Self Administration and Investment Management Transaction for the three months ended June 30, 2015. Depreciation expense increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was offset by a decrease in amortization expense related primarily to certain of our intangible assets associated with in-place leases upon acquisition of a property that became fully amortized during either 2014 or 2015.

Merger Related Expenses

Merger related expenses for the three months ended June 30, 2015 were approximately $1.8 million compared to none for the three months ended June 30, 2014. The merger related expenses consisted primarily of legal fees, board expenses and fees and expenses of our other professionals and financial advisors.

Self Administration and Investment Management Transaction Expenses

No Self Administration and Investment Management Transaction expenses were incurred for the three months ended June 30, 2015, compared to approximately $0.5 million for the three months ended June 30, 2014.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2015 were approximately $57,000, as compared to approximately $130,000 for the three months ended June 30, 2014. The decrease in acquisition expenses primarily related to no further acquisition fees being incurred due to the Self Administration and Investment Management Transaction and a decrease in property acquisitions and the related expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Interest Expense

Interest expense for the three months ended June 30, 2015 was approximately $5.7 million, as compared to interest expense of approximately $4.4 million for the three months ended June 30, 2014. The increase of approximately $1.3 million primarily relates to increased borrowings, and therefore increased interest expense, on the KeyBank Bridge Loan in 2015.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended June 30, 2015 was approximately $0.7 million, as compared to approximately $0.4 million for the three months ended June 30, 2014. The increase of approximately $0.3 million primarily relates to amortization of deferred financing fees related to the KeyBank Bridge Loan in 2015.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities for the three months ended June 30, 2015 was approximately $3.4 million, as compared to approximately $0.2 million for the three months ended June 30, 2014. The increase of approximately $3.2 million relates primarily to approximately $3.0 million of income recorded from our preferred equity investments in the Managed REITs and approximately $0.4 million of income related to the accretion of additional issuances of preferred units by SSGT’s operating partnership and SST II’s operating partnership, pursuant to the unit purchase agreements primarily to reimburse our costs to obtain the KeyBank Bridge Loan, partially offset by a reduction in 2015 due to the sale of the Hawthorne Property in July 2014 and its impact on our equity in earnings from the related investments.

Other Income

Other income for the three months ended June 30, 2015 was approximately $0.1 million, as compared to approximately $0.3 million for the three months ended June 30, 2014. The decrease of approximately $0.2 million primarily relates to increased state tax expense in 2015.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2014, excluding three Canadian properties that were under development or had completed development within two years of January 1, 2014) for the three months ended June 30, 2015 and 2014. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Revenue (1)	$25,726,912	$23,932,706	7.5%	$737,859	$388,700	N/M	$26,464,771	$24,321,406	8.8%
Property operating expenses (2)	8,220,317	8,832,726	(6.9)%	399,007	290,890	N/M	8,619,324	9,123,616	(5.5)%

Operating income (3)	$17,506,595	$15,099,980	15.9%	$338,852	$97,810	N/M	$17,845,447	$15,197,790	17.4%

Number of facilities (4)	122	122		5	4		127	126
Rentable square feet (5)	10,079,200	10,079,200		411,700	379,300		10,490,900	10,458,500
Average physical occupancy (6)	89.3%	87.0%		N/M	N/M		88.4%	86.5%
Annualized rent per occupied square foot (7)	$11.36	$10.82		N/M	N/M		$11.35	$10.83

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, merger related expenses, self administration and investment management transaction expenses and acquisition expenses, but includes property management fees.
(3)	The same-store table above includes property management fees in the property operating expenses line-item for the three months ended June 30, 2014. For the three months ended June 30, 2015, as a result of the Self Administration and Investment Management Transaction, such fees were not incurred. For the three months ended June 30, 2015, we recorded expenses associated with the direct oversight of the properties in the property operating expenses line-item. Excluding property management fees and including the additional costs we now incur for all periods presented results in same-store operating income of approximately $17.5 million and $16.1 million, respectively, for the three months ended June 30, 2015 and 2014, an increase in same-store operating income of approximately 8.8%.
(4)	The SF Property is included in the same-store facilities.
(5)	Of the total rentable square feet, parking represented approximately 1,250,000 as of June 30, 2015 and 2014. On a same-store basis, for the same periods, parking represented approximately 1,249,000 square feet.
(6)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(7)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $1.8 million was primarily the result of increased average physical occupancy of approximately 230 basis points and increased rent per occupied square foot of approximately 5% for the three months ended June 30, 2015 over the three months ended June 30, 2014.

Our same-store property operating expenses decreased by approximately $0.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the elimination of property management fees beginning in September 2014, partially offset by an increase in payroll as a result of the Self Administration and Investment Management Transaction.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Self Storage Rental Revenue

Self storage rental revenue for the six months ended June 30, 2015 was approximately $49.7 million, as compared to rental revenue for the six months ended June 30, 2014 of approximately $46.0 million, an increase of approximately $3.7 million or 8%. The increase in self storage rental revenue arose primarily from same-store revenues (approximately $3.0 million or 6.6%) and the three operating properties acquired in 2014 and 2015 and three Canadian development properties that were in lease-up (approximately $0.7 million).

Ancillary Operating Revenue

Ancillary operating revenue for the six months ended June 30, 2015 was approximately $1.6 million, as compared to ancillary operating revenue for the six months ended June 30, 2014 of approximately $1.5 million, an increase of $0.1 million or 5%. The increase in ancillary operating revenue is due to the same factors as noted above in self storage rental revenue.

Investment Management Revenue – Affiliates

Investment management revenue – affiliates for the six months ended June 30, 2015 was approximately $1.4 million. Such revenue consisted of approximately $0.6 million of asset management revenue and approximately $0.8 million of property management revenue. These revenues were derived from the investment management business we acquired from our Former Advisor, effective August 31, 2014. We expect investment management revenue – affiliates to increase during fiscal year 2015 due to the properties acquired by the Managed REITs in the second half of 2014 and the properties acquired by the Managed REITs to date in 2015.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2015 were approximately $17.2 million (approximately 33.5% of self storage and ancillary revenues) as compared to property operating expenses for the six months ended June 30, 2014 of approximately $15.5 million (approximately 32.6% of self storage and ancillary revenues). Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes and marketing. The increase in property operating expenses primarily related to increased payroll as a result of the Self Administration and Investment Management Transaction of approximately $0.9 million, increased expenses related to three operating properties acquired in 2014 and 2015 and our three Canadian development properties and increased property taxes.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2015 were none as compared to property operating expenses – affiliates for the six months ended June 30, 2014 of approximately $5.8 million. Through August 31, 2014, property operating expenses – affiliates included property management fees and asset management fees. Effective September 1, 2014, as a result of the Self Administration and Investment Management Transaction such fees will no longer be incurred.

Investment Management Expenses

Investment management expenses for the six months ended June 30, 2015 were approximately $1.2 million. Such expenses primarily consisted of approximately $1.0 million of marketing and other support related costs associated with the sponsorship of the Managed REITs and approximately $0.2 million of allocated payroll associated with the management of the Managed REITs. These expenses are a result of the investment management business we acquired from our Former Advisor, effective August 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $5.4 million for the six months ended June 30, 2015 as compared to general and administrative expenses for the six months ended June 30, 2014 of approximately $2.1 million. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs (through August 31, 2014) and board of directors’ related costs. For the six months ended June 30, 2015, as a result of the Self Administration and Investment Management Transaction, we incurred an incremental approximately $2.9 million of payroll and overhead related costs now that we are self managed and in addition incurred increases related to professional services.

Depreciation and Intangible Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2015 were approximately $13.0 million compared to approximately $12.8 million for the six months ended June 30, 2014. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our real estate acquisitions and approximately $0.3 million related to trademark amortization and amortization of intangibles associated with management contracts arising from the Self Administration and Investment Management Transaction for the six months ended June 30, 2015. Depreciation expense increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, which increase is primarily attributable to the increase in the number of self storage facilities we owned. The increase in depreciation expense was offset by a decrease in amortization expense related primarily to certain of our intangible assets associated with in-place leases upon acquisition of a property that became fully amortized during either 2014 or 2015.

Merger related expenses

Merger related expenses for the six months ended June 30, 2015 were approximately $1.8 million compared to none for the six months ended June 30, 2014. The merger related expenses consisted primarily of legal fees, board expenses and fees and expenses of our other professional and financial advisors.

Self Administration and Investment Management Transaction Expenses

No Self Administration and Investment Management Transaction expenses were incurred for the six months ended June 30, 2015, compared to approximately $0.7 million for the six months ended June 30, 2014.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2015 were approximately $0.1 million, as compared to approximately $0.7 million for the six months ended June 30, 2014. The decrease in acquisition expenses primarily related to a decrease in property acquisitions and the related expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Interest Expense

Interest expense for the six months ended June 30, 2015 was approximately $11.0 million, as compared to interest expense of approximately $9.0 million for the six months ended June 30, 2014. The increase of approximately $2.0 million primarily relates to increased borrowings, and therefore increased interest expense, on the KeyBank Bridge Loan in 2015.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the six months ended June 30, 2015 was approximately $1.3 million, as compared to approximately $0.7 million for the six months ended June 30, 2014. The increase of approximately $0.6 million primarily relates to amortization of deferred financing fees related to the KeyBank Bridge Loan in 2015.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities for the six months ended June 30, 2015 was approximately $5.0 million, as compared to approximately $0.4 million for the six months ended June 30, 2014. The increase of approximately $4.6 million relates primarily to approximately $3.9 million of income recorded from our preferred equity investments in the Managed REITs and approximately $0.9 million of income related to the accretion of additional issuances of preferred units by SSGT’s operating partnership and SST II’s operating partnership, pursuant to the unit purchase agreements primarily to reimburse our costs to obtain the KeyBank Bridge Loan, partially offset by a reduction in 2015 due to the sale of the Hawthorne Property in July 2014 and its impact on our equity in earnings from the related investments.

Other Expense

Other expense for the six months ended June 30, 2015 was approximately $1.2 million, as compared to approximately $0.1 million for the six months ended June 30, 2014. The increase of approximately $1.1 million primarily relates to increased foreign currency exchange losses.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2014, excluding three Canadian properties that were under development or had completed development within two years of January 1, 2014) for the six months ended June 30, 2015 and 2014. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Revenue (1)	$49,444,965	$46,404,781	6.6%	$1,821,200	$1,049,569	N/M	$51,266,165	$47,454,350	8.0%
Property operating expenses (2)	16,178,823	17,607,543	(8.1)%	986,162	683,755	N/M	17,164,985	18,291,298	(6.2)%

Operating income (3)	$33,266,142	$28,797,238	15.5%	$835,038	$365,814	N/M	$34,101,180	$29,163,052	16.9%

Number of facilities (4)	120	120		7	6		127	126
Rentable square feet (5)	9,956,700	9,956,700		534,200	501,800		10,490,900	10,458,500
Average physical occupancy (6)	88.0%	85.4%		N/M	N/M		87.1%	84.8%
Annualized rent per occupied square foot (7)	$11.24	$10.84		N/M	N/M		$11.22	$10.84

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, merger related expenses, self administration and investment management transaction expenses and acquisition expenses, but includes property management fees.
(3)	The same-store table above includes property management fees in the property operating expenses line-item for the six months ended June 30, 2014. For the six months ended June 30, 2015, as a result of the Self Administration and Investment Management Transaction, such fees were not incurred. For the six months ended June 30, 2015, we recorded expenses associated with the direct oversight of the properties in the property operating expenses line-item. Excluding property management fees and including the additional costs we now incur for all periods presented results in same-store operating income of approximately $33.3 million and $30.7 million, respectively, for the six months ended June 30, 2015 and 2014, an increase in same-store operating income of approximately 8.4%.
(4)	The SF Property is included in the same-store facilities.
(5)	Of the total rentable square feet, parking represented approximately 1,250,000 as of June 30, 2015 and 2014. On a same-store basis, for the same periods, parking represented approximately 1,249,000 square feet.
(6)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(7)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $3.0 million was primarily the result of increased average physical occupancy of approximately 260 basis points and increased rent per occupied square foot of approximately 3.7% for the six months ended June 30, 2015 over the six months ended June 30, 2014.

Our same-store property operating expenses decreased by approximately $1.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the elimination of property management fees beginning in September 2014, partially offset by an increase in payroll as a result of the Self Administration and Investment Management Transaction.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

Presentation of FFO is intended to provide useful information to investors as they review our operating performance and as they compare our operating performance to different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or income from operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO should be reviewed in conjunction with other measurements as an indication of our performance. The following is a reconciliation of net income, which is the most directly comparable GAAP financial measure, to FFO for each of the periods presented below:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income attributable to SmartStop Self Storage, Inc	$3,832,289	$1,433,221	$5,076,983	$399,538
Add:
Depreciation of real estate assets	5,065,996	4,819,700	10,082,730	9,560,274
Amortization of real estate related intangible assets	1,179,379	1,404,823	2,342,425	3,068,079
Deduct:
Adjustment for noncontrolling interests	(336,255)	(71,524)	(670,447)	(142,774)

FFO attributable to SmartStop Self Storage, Inc.	$9,741,409	$7,586,220	$16,831,691	$12,885,117

Selected Items Included in Net Income:

Provided below is additional information related to selected items included in net income above, which may be helpful in assessing our operating results:

•	Merger related expenses totaling approximately $1.8 million and none, respectively, for both the three and six months ended June 30, 2015 and 2014.

•	Amortization of deferred financing costs of approximately $0.7 million and $0.4 million, respectively, was recognized as interest expense for the three months ended June 30, 2015 and 2014 and approximately $1.3 million and $0.7 million, respectively, for the six months ended June 30, 2015 and 2014.

•	Unrealized gains on foreign exchange holdings of approximately $0.4 million and $0.3 million, respectively, were recognized for the three months ended June 30, 2015 and 2014 and an unrealized loss of approximately $0.9 million and an unrealized gain of approximately $0.1 million, respectively, were recognized for the six months ended June 30, 2015 and 2014.

•	Acquisition costs and Self Administration and Investment Management Transaction expenses totaling approximately $0.1 million and $0.7 million, respectively, for the three months ended June 30, 2015 and 2014 and approximately $0.1 million and $1.4 million, respectively, for the six months ended June 30, 2015 and 2014.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Net cash flows provided by (used in):
Operating activities	$19,299,238	$14,716,911	$4,582,327
Investing activities	(67,110,686)	(26,131,614)	(40,979,072)
Financing activities	50,180,543	(4,492,172)	54,672,715

Cash flows provided by operating activities for the six months ended June 30, 2015 and 2014 were approximately $19.3 million and $14.7 million, respectively, an increase in cash provided of approximately $4.6 million. The increase in cash provided by operating activities is primarily the result of changes in our net income, equity in earnings and distributions from unconsolidated entities, expenses related to stock compensation, foreign currency exchange losses and depreciation and amortization, netting to approximately $4.6 million.

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were approximately $67.1 million and $26.1 million, respectively, an increase in the use of cash of approximately $41.0 million. The increase in cash used primarily relates to our investment in preferred units in the Managed REITs of $60.0 million, primarily off-set by a reduction in real estate purchases of approximately $10.6 million, a reduction of additional investment in unconsolidated entities of approximately $5.8 million and an increase in acquisition fees received subject to acquisition fee tail agreement of approximately $2.4 million.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2015 and 2014 were approximately $50.2 million and $4.5 million, respectively, an increase in cash provided of approximately $54.7 million. The change in cash provided by financing activities over the prior period primarily relates to an increase in net cash provided of approximately $60.3 million from new issuances of debt, offset primarily by payments of debt and increased cash used for distributions of approximately $5.8 million.

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

Distribution Policy and Distributions

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating expenses and debt service obligations;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
Distributions paid in cash to common stockholders, OP Unit holders and other noncontrolling interests	$16,600,629		$22,190,008
Distributions reinvested	4,573,856		18,375,674

Total distributions	$21,174,485		$40,565,682

Source of distributions
Cash flows provided by operations	$19,299,238	91.1%	$29,522,028	72.8%
Offering proceeds from distribution reinvestment plan	1,875,247	8.9%	11,043,654	27.2%

Total sources	$21,174,485	100.0%	$40,565,682	100.0%

Cash flows provided by operations for the six months ended June 30, 2015 and the year ended December 31, 2014, includes approximately $1.8 million and none, respectively, of merger related expenses, $0.1 million and $0.8 million, respectively, of acquisition related expenses and none and $2.1 million, respectively, of Self Administration and Investment Management Transaction expenses expensed in accordance with GAAP.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or other potential equity issuances.

From our inception through June 30, 2015, we incurred cumulative distributions of approximately $167.2 million to our common stockholders, as compared to cumulative FFO attributable to our common stockholders of approximately $62.8 million. For the six months ended June 30, 2015, we incurred distributions to common stockholders of approximately $20.2 million, as compared to FFO attributable to common stockholders of approximately $16.8 million. For the year ended December 31, 2014, we incurred distributions to common stockholders of approximately $39.9 million, as compared to FFO attributable to common stockholders of approximately $27.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30 2015, we had approximately $486.6 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums of approximately $0.7 million). The weighted average interest rate on our consolidated fixed rate indebtedness as of June 30, 2015 was approximately 5.46%. As of June 30, 2015, approximately $206.5 million of our total consolidated indebtedness was variable rate debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3- 5 Years	More than 5 Years
Mortgage interest (1)	$68,632,336	$12,201,299	$27,562,299	$16,111,167	$12,757,571
Mortgage principal (1)	486,588,497	58,034,363	253,923,659	55,609,948	119,020,527
Operating leases	3,472,343	179,851	738,684	278,988	2,274,820

Total contractual obligations	$558,693,176	$70,415,513	$282,224,642	$72,000,103	$134,052,918

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rate currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

As of June 30, 2015, our debt consisted of approximately $280.1 million in fixed rate debt and approximately $206.5 million in variable rate debt (excluding net unamortized debt premiums of approximately $0.7 million). As of December 31, 2014, our debt consisted of approximately $286.9 million in fixed rate debt and approximately $133.7 million in variable rate debt. These instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of our debt portfolio impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.6 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt (1)	$24,094,788	$37,180,736	$44,145,055	$18,825,142	$36,784,806	$119,020,527	$280,051,054
Average interest rate	5.46%	5.44%	5.32%	5.16%	5.08%	5.03%	—
Variable rate debt (1)	$33,939,575	$167,786,741	$4,811,127	—	—	—	$206,537,443
Average interest rate	3.75%	2.74%	4.49%	—	—	—	—

(1)	Interest expense was calculated based upon the contractual rates. The interest expense on variable rate debt was calculated based on the rates currently in effect. Debt denominated in foreign currency has been converted at the conversion rate in effect as of the end of the period.

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

Commensurate with the expiration of our variable to fixed interest rate swap, we entered into an interest rate cap on the KeyBank Revolver, with a notional amount of $75 million, which limits the underlying index rate on our LIBO based loan to a maximum of 1.00% through June 30, 2015. During June 2015 we extended the interest rate cap through the earlier of December 31, 2015 or the day before the effective time of the Company Merger. See Note 3 of the Notes to the Consolidated Financial Statement contained in this report for additional information. Such index rate was 0.19% as of June 30, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following risk factors supplement the risk factors set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors contained in this “Item 1A—Risk Factors” should be read in conjunction with our consolidated unaudited financial statements, the notes thereto, the other unaudited financial data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close during the second half of 2015, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Extra Space, may terminate the Merger Agreement if the Company Merger has not occurred by March 31, 2016. Certain events may delay the completion of the Company Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Company Merger requires the affirmative vote of the holders of a majority of votes entitled to be cast on the matter as of the record date for the special meeting of our stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Company Merger has been voted upon, either we or Extra Space may terminate the Merger Agreement. We cannot assure you that the conditions to the completion of the Company Merger will be satisfied or waived, or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Company Merger will be completed.

Failure to complete the Mergers in a timely manner or at all could negatively impact the value of our common stock and the future value of our business and financial results.

The completion of the Company Merger is subject to various conditions, including, among other things, the approval by our stockholders, the absence of any governmental order prohibiting the consummation of the Company Merger, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), compliance with the covenants and agreements in the Merger Agreement in all material respects, the absence of any material adverse effect on us, and the completion of the sale of the Excluded Assets (as defined in the Merger Agreement). If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay up to $3 million in expense reimbursements and a termination fee in the amount of $38 million. In addition, whether or not the Mergers are completed, we are subject to several risks, including but not limited to:

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diverting management attention and resources from operational matters and other strategic opportunities toward implementing the Mergers.

If the Mergers are not completed, these risks could negatively impact the estimated value of our common stock, the future value of our business and our financial results.

The announcement and pendency of the Mergers could adversely affect our business and operations.

Due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue certain strategic transactions, acquire new storage facilities, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial. Additionally, the announcement and pendency of the Mergers may negatively impact our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Extra Space following the completion of the Mergers.

If we do not complete the Mergers, there will continue to be no public trading market for shares of our common stock and a public market may never develop.

There currently is no public market for shares of our common stock and there is no assurance that a public market may develop. In addition, our charter does not require us to affect a liquidity event by a specified date. If the Mergers are not completed, our stockholders and holders of OP Units will not receive the right to receive cash in an amount equal to $13.75 per share or unit, as applicable, and our board of directors will pursue other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Mergers. Our charter also prohibits the ownership of more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit your ability to sell or otherwise dispose of your shares of our common stock. Furthermore, on December 1, 2013, our board of directors terminated our share redemption program and we do not anticipate that the board of directors will resume our share redemption program while the Mergers are pending. As a result, if we do not complete the Mergers, you may have to hold your shares for an indefinite period of time or, if you are able to sell your shares, you likely would have to sell them at a substantial discount to the price you paid for your shares. If our share redemption program was resumed, the plan contains numerous restrictions that limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that restrict our ability to solicit alternative acquisition proposals and, subject to certain exceptions, we are not permitted to enter into discussions concerning, or provide confidential information in connection with, any alternative acquisition. With respect to any bona fide third-party acquisition proposal, we generally have an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors may withdraw or modify its recommendation to our stockholders in response to such acquisition proposal. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a substantial termination fee or reimburse Extra Space for its expenses.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) On March 17, 2008, our initial public offering of common stock (our “Initial Offering”) (SEC File No. 333-146959) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. We terminated the Initial Offering on September 16, 2011, prior to the sale of all securities registered in the Initial Offering. On September 22, 2011, our follow-on public offering of common stock (SEC File No. 333-168905) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public (our “Primary Offering”) and 10,000,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Offering”), was declared effective by the SEC. Our Primary Offering terminated as of the scheduled close date (September 22, 2013), prior to the sale of all securities registered in the Primary Offering. Following the termination of our Primary Offering, on September 23, 2013, we filed with the SEC a Registration Statement on Form S-3, which incorporated the amended and restated distribution reinvestment plan and registered up to an additional $51.25 million in shares under our amended and restated distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2015, we had issued approximately 2.7 million shares of common stock for approximately $27 million in our DRP Offering. As of June 30, 2015, we had issued approximately 56 million shares of common stock in our Initial Offering, Offering and DRP Offering, raising gross offering proceeds of approximately $572 million. On April 2, 2015 our board of directors approved the suspension of our distribution reinvestment plan. See Note 11 of the Notes to the Consolidated Financial Statements contained in this report for additional information. From this amount, we incurred approximately $14.9 million in acquisition fees to our Former Advisor, approximately $49 million in selling commissions and dealer manager fees (of which approximately $39 million was reallowed to third party broker-dealers), and approximately $4.8 million in organization and offering costs to our Former Advisor. With the net offering proceeds and indebtedness, we acquired approximately $541 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c) None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 15, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P., Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC and Edgewater Partnership Acquisition (DE) LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 15, 2015, Commission File No. 000-53644

2.2	Asset Purchase Agreement, dated as of June 15, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P. and Strategic 1031, LLC, incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on June 15, 2015, Commission File No. 000-53644

2.3	Asset Purchase Agreement, dated as of June 15, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P. and Strategic 1031, LLC, incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on June 15, 2015, Commission File No. 000-53644

2.4	Asset Purchase Agreement, dated as of June 15, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P. and Strategic 1031, LLC, incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K filed on June 15, 2015, Commission File No. 000-53644

2.5	Asset Purchase Agreement, dated as on June 15, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P., Self Storage REIT II, LLC, USA SS REIT II Operating Partnership, L.P. and Strategic 1031, LLC, incorporated by reference to Exhibit 2.5 to the Company’s Form 8-K filed on June 15, 2015, Commission File No. 000-53644

2.6	Asset Purchase Agreement, dated as of June 15, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P., Strategic Storage Property Management, LLC, SmartStop Self Storage TRS, Inc. and Strategic 1031, LLC, incorporated by reference to Exhibit 2.6 to the Company’s Form 8-K filed on June 15, 2015, Commission File No. 000-53644

2.7	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 16, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P., Extra Space Storage Inc., Extra Space Storage LP, Edgewater REIT Acquisition (MD) LLC and Edgewater Partnership Acquisition (DE) LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 16, 2015, Commission File No. 000-53644

2.8	Termination of Asset Purchase Agreement, dated as of July 16, 2015, among SmartStop Self Storage, Inc., SmartStop Self Storage Operating Partnership, L.P. and Strategic 1031, LLC, incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on July 16, 2015, Commission File No. 000-53644

3.1	Third Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2014, Commission File No. 000-53644

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 24, 2014, Commission File No. 000-53644

3.3	Amendment No. 1 to Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 27, 2015, Commission File No. 000-53644

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 27, 2015, Commission File No. 000-53644

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101*	The following SmartStop Self Storage, Inc. financial information for the period ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE, INC. (Registrant)

Dated: August 12, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer